Form 10-K
period 2024-06-30
Super Micro Computer, Inc.
filed 2025-02-25
CIK 1375365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________

Form 10-K
______________________________________________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates, based upon the closing price of the common stock on December 31, 2023, as reported by the NASDAQ Global Select Market, was $13,520,556,853. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock, based on filings with the Securities Exchange Commission, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of January 31, 2025, there were 593,481,352 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common stock of the registrant issued. The foregoing reflects a forward stock split of the registrant’s common stock that became effective on September 30, 2024, and began trading on a post-split adjusted basis on October 1, 2024.

DOCUMENTS INCORPORATED BY REFERENCE
None

SUPER MICRO COMPUTER, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2024

Unless the context requires otherwise, the words “Super Micro,” “Supermicro,” “we,” “Company,” “us” and “our” in this document refer to Super Micro Computer, Inc. and where appropriate, our wholly owned subsidiaries. Supermicro, the Company logo and our other registered or common law trademarks, service marks, or trade names appearing in this Annual Report on Form 10-K (this “Annual Report”) are the property of Super Micro Computer, Inc. or its affiliates. Other trademarks, service marks, or trade names appearing in this Annual Report are the property of their respective owners.

The information contained on our website, or available by hyperlink from our website, or in our social media posts is not incorporated into this Annual Report or other documents we file with, or furnish to, the Securities and Exchange Commission (the “SEC”). We intend to use our website and social media posts as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Such disclosures will be included in the "Investor Relations" section of our website. Accordingly, investors should monitor that section of our website, in addition to following our social media posts, press releases, investor presentations, SEC filings and public conference calls and webcasts.

EXPLANATORY NOTE

In late July 2024, our former registered public accounting firm, Ernst & Young LLP (“EY”), communicated to the Audit Committee (the “Audit Committee”) of our Board of Directors (the “Board”) concerns about certain matters related to governance, transparency, and our internal control over financial reporting. In response, the Board appointed a new director to the Board and formed an independent special committee (the “Special Committee”) to review these matters (the “Review”). The Special Committee engaged independent outside counsel Cooley LLP and forensic accounting firm Secretariat Advisors, LLC to aid in an investigation on behalf of and at the direction of the Special Committee.

The Special Committee’s investigation was intended to assess whether the information brought to the Audit Committee’s attention by EY, and certain other matters identified during the Review, raised substantial concerns about (i) the integrity of our senior management and Audit Committee, (ii) the commitment of our senior management and Audit Committee to ensuring that the Company’s financial statements are materially accurate, (iii) the Audit Committee’s independence and ability to provide proper oversight over matters relating to financial reporting, and (iv) the tone at the top of the Company with regard to rehiring certain former employees and financial reporting.

On October 2, 2024, the Special Committee reported its interim findings to EY and the Board.

On October 24, 2024, EY resigned from its position as our independent public accounting firm. As described in the Form 8-K we filed on October 30, 2024 (“October 2024 8-K”), other than what’s described in the October 2024 8-K, during the fiscal years ended June 30, 2024 and 2023, and the subsequent interim period preceding EY’s resignation, (1) there were no “disagreements,” as defined in Item 304(a)(1)(iv) of Regulation S-K, with EY on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which if not resolved to EY’s satisfaction to our knowledge would have caused it to make reference to the subject matter thereof in connection with that report, and (2) there were no “reportable events” as described in Item 304(a)(1)(v) of Regulation S-K.

We disagreed with EY’s decision to resign as our independent registered public accounting firm for a number of reasons, including that a significant number of audit procedures were incomplete and the Special Committee had not yet obtained all information relevant for the Review and had not concluded the Review.

On November 18, 2024, the Audit Committee appointed BDO USA, P.C. (“BDO”) as our new independent registered public accounting firm.

On December 2, 2024, we announced that the Special Committee completed its Review. Among the findings by the Special Committee were:

•The evidence reviewed by the Special Committee did not give rise to any substantial concerns about the integrity of our senior management or the Audit Committee, or their commitment to ensuring that our financial statements are materially accurate.

•With respect to the matters investigated by the Special Committee, the Audit Committee demonstrated appropriate independence and generally provided proper oversight over matters relating to financial reporting.

•With respect to the rehiring of former employees, the tone at the top of our company was appropriate and fully consistent with a commitment to proper financial reporting and legal compliance.

•The Special Committee did not believe that the resignation of EY or the conclusions reached by EY (as described in EY’s letter of resignation dated October 24, 2024 and described in our Current Report on Form 8-K filed October 30, 2024) were supported by the facts examined in the Review, the Special Committee’s interim findings reported to EY on October 2, 2024, or the Special Committee’s final findings.

Due to EY’s stated concerns and subsequent resignation, we were unable to timely file our Annual Report and Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 2024 and December 31, 2024 (together the “Delinquent Reports”) as required under Nasdaq’s Listing Rule 5250(c)(1). On December 6, 2024, Nasdaq granted us an exception to Nasdaq’s Listing Rule 5250(c)(1), allowing us to file all the Delinquent Reports by February 25, 2025.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended that involve risks and uncertainties. These statements relate to future events or our future financial performance based on management’s beliefs and assumptions and on information currently available to management. In some cases, you can identify forward-looking statements by terminology including “would,” “could,” “may,” “will,” “goal,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “project,” “estimate,” “predict,” “potential,” “probable of achievement,” or “continue,” the negative of these terms or other comparable terminology. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks described below, under Part I, Item 1A, “Risk Factors”, and in other parts of this Annual Report as well as in our other filings with the Securities and Exchange Commission (the "SEC"). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

These forward-looking statements represent our estimates and assumptions only as of the date of this filing. We undertake no obligation to update or revise any forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. We cannot guarantee future results, levels of activity, performance or achievements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I

Item 1.        Business

Our Company

We are a Silicon Valley-based provider of total IT solutions which address demanding workloads from the enterprise and cloud to the intelligent edge. We deliver rack-scale solutions optimized for various workloads, including artificial intelligence (“AI”) and high-performance computing (“HPC”), where acceleration is critical and we also produce an extensive portfolio of server and storage solutions for enterprise data centers, cloud service providers, and edge computing (5G Telco, Retail and embedded).

Our Total IT Solutions encompass complete servers, storage systems, modular blade servers, workstations, full-rack scale solutions, networking devices, server sub-systems, server management and security software. These turn-key solutions are designed, developed, validated and installed for leading AI datacenters. Our Total IT Solutions are designed for optimal power and thermal management, including using Supermicro’s state-of-the-art liquid cooling technologies. We also provide global support and services to help our customers install, upgrade and maintain their computing infrastructure, including liquid-cooling operations. We offer our customers a high degree of flexibility and customization by providing a broad array of server models and configurations from which they can choose the best solutions to fit their computing needs. Our server and storage systems, sub-systems and accessories are architecturally designed to provide high levels of reliability, quality, configurability, and scalability.

Our in-house design competencies, design control over many of the sub-systems required within our server and storage systems, and our Server Building Block Solutions® (an innovative, modular and open architecture) enable us to rapidly develop, build and test complete solutions, which include servers, storage, software, and networking components. As a result, when new technologies are brought to market, we are generally able to quickly assemble a broad portfolio of solutions by leveraging common building blocks across product lines. We work closely with the leading microprocessor, graphics processing units (“GPU”), memory, disk/flash, and interconnect vendors and other hardware and software suppliers to coordinate our new products' design with their product release schedules. This enhances our ability to rapidly introduce new products by incorporating the latest technology, improve quality and reduce costs. We seek to be the first to market with superior product designs, and we have the ability to offer a broad selection of products using those technologies to our customers.
SMCI | 2024 Form 10-K | 1

We conduct our operations principally from our Silicon Valley headquarters, Taiwan and Netherlands facilities. We are in the process of adding capacity at our existing sites and are adding a new facility in Malaysia. Our sales and marketing activities operate through a combination of our direct sales force and indirect sales channel partners. We work with distributors, value-added resellers, system integrators, and original equipment manufacturers ("OEMs") to market and sell our optimized solutions to their end customers in our indirect sales channels.

Strategy

Our objective is to be the world’s leading provider of Rack Scale Total IT Solutions leveraging our broad portfolio of platforms that are application-optimized high-performance server, storage and networking solutions. Achieving this objective requires continuous development and innovation of our Total IT Solutions portfolio with better price-performance and architectural advantages compared with our prior generation of solutions and our competitors' offerings. Through our strategy, we seek to maintain or improve our relative competitive position in many product areas and pursue markets that provide us with additional long-term growth opportunities. Key elements of our strategy include executing upon the following:

Strong Internal Research and Development and Internal Manufacturing Capability

We are continually investing in our engineering organization. As of June 30, 2024, we had over 2,800 employees in our research and development organization. These resources, along with our understanding of complex computing and storage requirements, enable us to deliver product innovation featuring advanced functionality and capabilities required by our customers. Also, we have worldwide manufacturing facilities which enable us to reduce the time to delivery in every geography around the world. Our engineers work directly with our manufacturing personnel to plan together and identify and correct issues together.

Introducing Innovative Products, Faster

We seek to sustain advantages in both time-to-market and breadth of products by incorporating the latest technological innovations, such as new processors, advancements in storage and evolving I/O technologies. We seek these advantages by leveraging our in-house design capabilities and our Building Block Solutions® architecture. This allows us to offer customers a broad choice of products to match their target application requirements.

In particular, during the fiscal year ended June 30, 2024 (“fiscal year 2024”),

•We delivered a comprehensive portfolio of solutions designed specifically for AI including products that support NVIDIA Hopper (H100/200) and Blackwell (GB200/B200) generation platforms;
•We expanded our liquid cooled system offerings and our complete liquid cooling solutions to include an external cooling tower and more powerful Coolant Distribution Units ("CDUs") for the increased demand to cool the latest generations of GPUs and central processing units ("CPUs");
•We announced more than 100 products supporting Intel’s new 5th Gen Intel® Xeon® Processor and Intel’s Xeon ® 6 data center CPU as well as the AMD EPYC™ 8004 Series and AMD EPYC™ 4004 Series Processors;
•We announced a number of new edge and IoT systems that are specifically designed for environments where low-powered systems are required; and
•We expanded our storage portfolio of products and solutions with an AI storage solution optimized for large-scale AI training workloads and introduced new storage products for enterprise scale-up storage.

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

SMCI | 2024 Form 10-K | 2

Liquid Cooling

To reduce the high cost of operating and address constraints on power and cooling in data centers, IT managers increasingly turn to suppliers of high-performance products that can also be cost-effective, energy-efficient, and green. Our resource saving architecture supports our efforts to lead in green IT innovation. We offer product lines that are designed to share common computing resources, thereby saving both valuable space and power as compared to general-purpose rackmount servers. In addition, due to the advanced power requirements of these systems we seek to provide end-to-end liquid cooling solutions across our designs to optimize the elevated power and thermal management requirements. We believe our approach of leveraging an overall architecture that balances data center power requirements, cooling, shared resources and refresh cycles helps the environment and provides total cost of ownership (“TCO”) savings for our customers.

Supermicro anticipated the need for rack-scale integration and liquid cooling capabilities. We design, build, test, validate, and deliver complete in-house liquid-cooled direct-to-chip cold plate solutions for CPUs, GPUs, and memory. In addition, we manufacture the sophisticated management systems -- Cooling Distribution Units, Cooling Distribution Manifolds -- to regulate system temperatures for maximum performance. Liquid cooling can be easily included in rack-level integrations to further increase system efficiency, reduce instances of thermal throttling, and lower both the TCO and Total Cost to Environment ("TCE") of data center deployments.

Driving Software and Services Sales to our Global Enterprise Customers

We work closely with customers by offering total data center life-cycle management software. This enables data center operators to closely monitor the entire IT infrastructure to identify issues before failures. By offering management software and worldwide onsite and remote services to our customers we also increase our total IT solution revenue. These software products and services are required for large-scale deployments, help meet service level agreements and address uptime requirements. In addition to our internal software development efforts, we also integrate and partner with external software vendors to meet customer requirements.

Leveraging Our Global Operating Structure

We plan to continue to increase our worldwide manufacturing capacity and logistics abilities in the United States, Taiwan and the Netherlands and we plan to bring additional manufacturing capacity online in Malaysia. This strategic expansion aims to serve our customers more efficiently while reducing overall manufacturing costs.

Products and Services

We offer a broad range of compute, storage and edge platforms that are application-optimized server solutions, rackmount and blade servers, storage, and subsystems and accessories. These products are designed to serve a variety of markets, such as enterprise data centers, cloud computing, AI and 5G/edge computing. We complement our accelerated compute platforms inclusive of server and storage system offerings with software management/security solutions, global services and support, the revenue for which is included in our server and storage systems revenue.

Server and Storage Systems

We offer platforms in rackmount, blade, multi-node and embedded form factors, which support single, dual, and multiprocessor architectures. Our key product lines include:

•Extensive portfolio of air cooled and liquid cooled AI Servers for Training and Inferencing with integrated GPUs or PCIe based architectures;

•SuperBlade® and MicroBlade® system families are designed to share common computing resources, thereby saving space and power over standard rackmount servers;

•SuperStorage systems that provide high-density storage while leveraging an efficient use of power to achieve performance-per-watt savings. Our storage systems are also designed for maximum performance for AI training environments;

•Twin family of multi-node server systems designed for density, performance, and power efficiency; including FlexTwin™, GrandTwin®, and BigTwin®;
SMCI | 2024 Form 10-K | 3

•Hyper, CloudDC, and WIO rackmount optimized systems deliver entire clusters of racks, with both liquid-cooled and air-cooled options, per customer requirements;

•Embedded (5G/IoT/Edge) systems optimized for evolving networks and intelligent management of connected devices; and

•MicroCloud server systems that deliver node density in environments with space and power constraints.

In addition to our server and storage platforms business, we offer a large array of modular server subsystems and accessories, such as server boards, chassis, power supplies and other accessories. These subsystems are the foundation of platform solutions and span product offerings from the entry-level single and dual-processor server segment to the high-end multiprocessor market. The majority of the subsystems and accessories we sell individually are designed to work together to improve performance and are ultimately integrated into complete server and storage systems.

Server Software Management Solutions

Our open industry-standard remote system management solutions, such as our Server Management suite, including Supermicro Server Manager (“SSM”), Supermicro Power Management software (“SPM”), Supermicro Update Manager (“SUM”), SuperCloud Composer and SuperDoctor 5, have been designed to help manage large-scale heterogeneous data center environments, including liquid cooling.

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

Support Services: Our customer support services offer competitive market warranties, generally from one-to-three years, and warranty extension options for products sold by our direct sales team and approved indirect sales channel partners. Our customer support team provides ongoing maintenance and technical support for our products through our website and 24-hour continuous, direct phone-based support.

Data Center Space Lease

On June 14, 2024, we entered into a Master Colocation Services Agreement (the “MCSA”) with respect to a multi-tenanted facility located in Vernon, California. Concurrent with the execution of the MCSA, we entered into a service order to lease 21 Megawatt ("MW") of the multi-tenanted facility for a term of ten years. Our aggregate financial obligation for the term of the service order is estimated to be over $600 million, which includes the monthly recurring charges, power charges and other anticipated costs. Concurrent with the execution of the MCSA and the service order, we sublicensed all of our rights and obligations with respect to the data center space, pursuant to which the sublicensee agreed to assume and perform all of our obligations, covenants, representations and terms under the MCSA and service order. The sublicensee is obligated to pay to us the monthly recurring charges due from us under the service order plus an additional monthly charge. The payments owed by us under the service order (as governed by the MCSA) may be accelerated in the event of a default under the MCSA and/or the service order and the exercise of remedies in connection therewith. Upon such acceleration, we have a right to seek reimbursement for such accelerated payments from the sublicensee.

SMCI | 2024 Form 10-K | 4

Research and Development

We perform most of our research and development activities in-house in the United States at our facilities in San Jose, California, and in Taiwan, increasing the communication and collaboration between design teams to streamline the development process and reduce time-to-market. We believe that the combination of our focus on internal research and development activities, our close working relationships with local customers and vendors and our modular design approach allows us to decrease time-to-market, improve quality and deliver superior product designs. We continue to invest in reducing our design and manufacturing costs and improving the performance, cost-effectiveness and power- and space-efficiency of our Total IT Solutions.

Our research and development teams focus on the development of new and enhanced products that can support emerging technological and engineering innovations while achieving high overall system performance. Much of our research and development activity relates to the new product cycles of leading processor vendors. We work closely with NVIDIA, Intel and AMD, among others, to develop products that are compatible with the latest generation of industry-standard technologies under development. Our collaborative approach with these vendors allows us to coordinate the design of our new products with their product release schedules, thereby enhancing our ability to rapidly introduce new products incorporating the latest technology. We work closely with their respective development teams to enhance system performance and reduce system-level issues. Similarly, we work very closely with our customers to identify their needs and develop our new product plans accordingly.

Customers

During fiscal year 2024, we sold to over 1,100 direct customers in over 110 countries. During each of the fiscal years ended June 30, 2023 (“fiscal year 2023”) and June 30, 2022 (“fiscal year 2022”), we sold to over 1,000 direct customers in over 100 countries. In addition, over the three years ended June 30, 2024, we have sold to thousands of end users through our indirect sales channel. These customers represent a diverse set of market verticals including enterprise data centers, cloud computing, AI, 5G and edge computing markets. One single customer accounted for 10% or more of the net sales in fiscal year 2024. No single customer accounted for 10% or more of the net sales in fiscal years 2023 and 2022.

Sales and Marketing

Our sales and marketing activities are conducted through a combination of our direct sales force and our indirect sales channel partners. Our direct sales force is primarily focused on selling Total IT Solutions, including management software and global services to large scale cloud, enterprise and OEM customers. In addition, we have a centralized command center, designed to assist customers with quick and accurate configurations.

We work with distributors, value-added resellers, system integrators, and OEMs to market and sell our optimized solutions to their end customers. We provide sales and marketing assistance and training to our indirect sales channel partners and OEMs. We leverage our relationships in our indirect sales channel and with our OEMs to penetrate select industry vertical market segments where our products can provide better alternatives to existing solutions.

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

International Sales

Our global sales efforts are supported both by our international offices in the Netherlands, Taiwan, South Korea, United Kingdom, China and Japan as well as by our United States based sales team. Product fulfillment and first level support for our international customers are provided by Supermicro Global Services and through our indirect sales channel and OEMs. Sales to customers located outside of the United States represented 32.0%, 32.1% and 41.6% of net sales in fiscal years 2024, 2023 and 2022, respectively.

Marketing

SMCI | 2024 Form 10-K | 5

Our marketing programs are designed to create a global awareness and branding for our company and products, as well as an understanding of the significant value we bring to customers. These programs also inform existing and potential customers, the trade press, market analysts, indirect sales channel partners and OEMs about the strong capabilities and benefits of using our products and solutions. Our marketing efforts support the sale and distribution of our products through both direct sales and indirect channels. We rely on a variety of marketing vehicles, including advertising, public relations, web, social media, collateral, and participation in industry events and tradeshows, to gain market awareness and generate new customer demand. We provide funds for cooperative marketing to our indirect sales channel partners to extend the reach of our marketing efforts. We also actively utilize our suppliers’ cooperative marketing programs and jointly benefit from their marketing development funds to which we are entitled.

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

Manufacturing and Quality Control

We manufacture the majority of our systems at our San Jose, California headquarters. We believe we are the only major server, storage and accelerated compute platform vendor that designs, develops, and manufactures a significant portion of their systems in the United States. Global assembly, test and quality control of our servers are performed at our manufacturing facilities in San Jose, California, Taiwan and the Netherlands, with plans to expand manufacturing to Malaysia. In each of our existing facilities, a Quality and Environmental Management System has been certified according to ISO 9001, ISO 14001 and/or ISO 13485 standards. Our suppliers and contract manufacturers are required to support the same standards to maintain consistent product and service quality and continuous improvement of quality and environmental performance.

We use several third-party suppliers and contract manufacturers for materials and sub-assemblies. We believe that selectively using outsourced manufacturing services allows us to focus on our core competencies in product design and development and increases our operational flexibility. We believe our manufacturing strategy allows us to adjust manufacturing capacity in response to changes in customer demand and to rapidly introduce new products to the market. We use Ablecom Technology, Inc. (“Ablecom”) and its affiliate Compuware Technology, Inc. (“Compuware”), both of which are related parties, for contract design and manufacturing coordination support. We work with Ablecom to optimize modular designs for our chassis and several other components. Ablecom also coordinates the manufacturing of chassis for us. In addition to providing a large volume of contract manufacturing services to us, Ablecom warehouses multiple components and subassemblies manufactured by various suppliers before shipment to our facilities in the United States, Europe and Asia. We also have a series of agreements with Compuware, including multiple product development, production and service agreements, product manufacturing agreements and lease agreements for office space. See Note 10, “Related Party Transactions,” in the Notes to Consolidated Financial Statements and Part III, Item 13, “Certain Relationships and Related Transactions and Director Independence.”

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
SMCI | 2024 Form 10-K | 6

•Rack Scale Total IT Solutions to reduce TCO for our customers;
•First to market with new emerging technologies;
•High product performance, efficiency and reliability;
•Early identification of emerging opportunities;
•Cost-effective design and manufacturing;
•Sufficient manufacturing capacity necessary to support market demand;
•Energy efficient (Green Computing) product designs that reduce environmental impact, overall power consumption, and costs; and
•Localized and responsive customer support on a worldwide basis.

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

Government Regulation

Our worldwide business activities subject us to various federal, state, local, and foreign laws in the countries in which we operate, and our Total IT Solutions are subject to laws and regulations affecting their sale. To date, costs and expenses incurred to comply with these governmental regulations, including environmental regulations, have not been material to our business, financial condition, results of operations, and competitive position. Although there is no assurance that existing or future governmental laws and regulations, including environmental regulations, applicable to our operations or Total IT Solutions will not have a material adverse effect on our business, financial condition, results of operations, and competitive position, we do not currently anticipate material increases in expenditures for compliance with government regulations.

We are subject to U.S. and other applicable trade control regulations that restrict with whom we may transact business, including the trade sanctions enforced by the U.S. Treasury, Office of Foreign Assets Control and the export controls enforced by the U.S. Commerce Department’s Bureau of Industry and Security. If we fail to comply with laws and regulations restricting dealings with sanctioned countries or companies and/or persons on restricted lists, we may be subject to enforcement actions, including civil or criminal penalties. The United States and other countries continually update their lists of export-controlled items and technologies and may impose new or more-restrictive export requirements on our products in the future. As a result of regulatory changes, we may be required to obtain licenses or other authorizations to continue supporting existing customers or to supply existing products to new customers in China, eastern Europe and elsewhere. Further escalations in trade restrictions or hostilities, particularly between the United States and China, could impede our ability to sell or support our products. Although we historically sold products into Russia before broad sanctions were imposed, we no longer sell products or provide services to Russia. We had last recorded revenue from Russia in February 2022.

In October 2022, U.S. export restrictions and export licensing requirements were imposed targeting China’s semiconductor and supercomputing industries. These restrictions impact exports of software, hardware, equipment and technology used to develop, produce or manufacture certain chips in China (including Hong Kong). At the same time, export restrictions and export license requirements were also imposed on certain GPUs and advanced integrated circuits, as well as computing equipment containing such components, with a focus on China (including Hong Kong). These restrictions impacted certain of our products, including products that contain the NVIDIA A100 and H100 integrated circuits, among others.

In November 2023, the export control restrictions on advanced integrated circuits, supercomputing and other end uses were revised and further expanded to cover additional countries where we sell our products, including in the Middle East, and additional parties based on the location of their headquarters, or the headquarters of their ultimate parent. Compliance with ever-changing regulations is complex and time consuming. We may experience delays in implementing procedures to address the changing regulatory requirements.

In January 2025, the U.S. export control regulations targeting advanced integrated circuits and computing were further revised to include a worldwide authorization requirement for certain of our advanced computing products. New license exceptions were added to the regulations and allow us to export in some cases without the need for an export license, thus
SMCI | 2024 Form 10-K | 7

expanding upon previous authorizations. However, these new regulations will, depending on the country and ultimate consignee, also place new limits on the number of advanced computing products that we can export to each ultimate consignee per calendar year, and the number of advanced computing products that the Commerce Department will license per-country over a given period to all exporters in the aggregate. These new limitations create a competitive process for obtaining the product allocation associated with these new government authorizations and therefore could disadvantage us against certain of our competitors. The limitations could also prevent us from selling our advanced computing products to the full extent of customer demand in certain countries that have not historically been subject to these limitations.

The process to obtain licenses required under recently adopted export control regulations is complicated and time-consuming in the event we determine to pursue them, and there are no assurances they may be granted at all. Our competitive position and future results may be harmed, over the long-term, if there are further changes in export controls, including further expansion of the geographic, customer, end use, deemed export, or product scope of the controls, if customers purchase product from competitors, if customers develop their own internal solution, if we are unable to provide contractual warranty or other extended service obligations, if licenses are not granted in a timely manner or denied to significant customers or if we incur significant transition costs. Even if requested licenses are granted, the licenses may be temporary or impose burdensome conditions that we or our customers or end users cannot or choose not to fulfill. The licensing requirements may benefit certain of our competitors, as the licensing process will make our technical support efforts more cumbersome and less certain and encourage customers to pursue alternatives to our products.

See “Risk Factors - Legal and Regulatory Risks” for additional discussion of risks related to government regulation.

Human Capital Resources and Management

Mission, Culture, and Engagement

The key to success in technology is designing a company around people committed to work that they love. We aim to attract, develop, and retain a high performing and engaged global workforce.

As of June 30, 2024, we employed 5,684 full-time employees, consisting of 2,885 employees in research and development, 632 employees in sales and marketing, 509 employees in general and administrative and 1,658 employees in manufacturing. Of these employees, 2,659 employees are based in our San Jose facilities. We consider our highly qualified and motivated employees to be a key factor in our business success. Our employees are not represented by any collective bargaining organization, and we have never experienced a work stoppage.

We are committed to protecting the environment through our “We Keep IT Green” initiative as a first to market innovator in high-performance, high-efficiency server, storage, networking and management total solutions. We recognize the critical importance of talent and culture to our success and ability to fulfill this vision.

We encourage opportunities for growth and conduct regular performance reviews that set clear expectations to motivate employees and align their performance with company objectives. We communicate to our employees through a secure intranet site, executive communications, company meetings, and business-related emails.

Diversity, Equity, Inclusion, and Belonging

We believe a workplace that encourages different voices, perspectives and backgrounds creates better teams, better solutions and more innovation. Employees should be treated fairly and respectfully despite differences and should feel accepted in the workplace to contribute their perspective and be valued.

Talent Development, Acquisition, Retention and Rewards
SMCI | 2024 Form 10-K | 8

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

Total Rewards Program

Our total rewards program is designed to attract and reward talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our strategic goals and create long-term value for our stockholders. We provide employees with compensation packages that include base salary in the form of cash and representing fixed compensation to reward individual performance and contributions (“Base Salary”), incentive bonus programs, and long-term equity awards, including restricted stock units and options, tied to the value of our stock price. We believe that a compensation program with both short-term and long-term awards provides fair and competitive compensation and aligns employee and stockholder interests, including by incentivizing business and individual performance (pay for performance), motivating based on long-term company performance and integrating compensation with our business plans. In addition to cash and equity compensation, we also offer U.S. employees benefits such as life and health (medical, dental & vision) insurance, paid time off, sick leave, holiday pay, and a 401(k) plan. Outside of the U.S., we provide benefits based on local requirements and needs.

Health, Safety & Wellness

Throughout our history, we have maintained our commitment to providing a safe workplace that protects against and limits personal injury and environmental harm. We follow international standards and regulations for product safety and security. Our health and safety programs emphasize personal accountability, professional conduct, and regulatory compliance, while our culture fosters a sense of proactivity, caution, and communication. In the development of our products, we define and perform various tests to ensure Product Safety and Security. We evaluate risks using both government-required procedures and best practices to ensure we understand residual risk and appropriately protect our employees. We engage in proactive efforts to prevent occupational illnesses and injuries which allow us to maintain a safe, healthy, and secure workplace. We have a Safety Committee, which is designed to promote communication regarding health, safety, and emergency response procedures and to help implement improvements to our work areas and practices.

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

Corporate Information

We were founded in and maintain our worldwide headquarters and approximately half of our employees in San Jose, California. We are one of the largest employers in the City of San Jose and an active member of the San Jose and Silicon Valley community.

SMCI | 2024 Form 10-K | 9

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

Financial Information about Segments and Geographic Areas

Please see Note 15, “Segment Reporting” in the Notes to the Consolidated Financial Statements in this Annual Report for information regarding segment reporting and Note 3, “Revenue - Disaggregation of Revenue” in the Notes to the Consolidated Financial Statements in this Annual Report for information regarding our net sales by geographic region. See Part I, Item 1A, “Risk Factors” for further information on risks associated with our international operations.

Working Capital

We focus considerable attention on managing our inventories and other working capital related items. We manage inventories by communicating with our customers and partners and using our industry experience to forecast demand. We place manufacturing orders for our products based on forecasted demand. We maintain substantial inventories of our products because the computer server industry is characterized by short lead-time orders and quick delivery schedules. Additionally, during fiscal year 2024, the computer server industry experienced global supply chain shortages, which requires us to carry more inventory to fulfill demand from our customers and partners.

Forward Stock Split

On September 30, 2024, we filed an amendment to our Amended and Restated Certificate of Incorporation (the “Amendment”) with the Secretary of State of the State of Delaware to effect a ten-for-one forward split (the “Stock Split”) of our common stock without any change to its par value. The Amendment also effected a proportionate increase in the number of shares of authorized common stock from 100,000,000 to 1,000,000,000. Pursuant to Section 242(d) of the General Corporation Law of the State of Delaware, stockholder approval was not required in connection with the foregoing.

The Stock Split became effective at 5:00 p.m. Eastern Time on September 30, 2024 (the “Effective Time”). Trading in the common stock on the Nasdaq Global Select Market commenced on a Stock Split-adjusted basis at the market open on October 1, 2024, under the existing trading symbol “SMCI.”

As a result of the Stock Split, every one (1) share of common stock issued and outstanding was automatically divided into ten (10) shares of common stock. The Stock Split did not modify any rights or preferences of the shares of the common stock. Proportionate adjustments were automatically made to the number of shares of common stock underlying the Company’s outstanding equity awards, equity incentive plans, and other existing agreements, as well as exercise or conversion prices, as applicable.

Unless noted, all references to shares of common stock and per share amounts contained in this Annual Report on Form 10-K have been retroactively adjusted to reflect the Stock Split.

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

SMCI | 2024 Form 10-K | 10

Item 1A. Risk Factors

Our business involves significant risks, some of which are described below. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our business, financial condition, results of operations, cash flows, other key metrics and the trading price of our common stock. You should carefully consider the risks and uncertainties described below, together with all the other information in this Annual Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes. If any of the following risks actually occurs, our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. In addition, you should consider the interrelationship and compounding effects of two or more risks occurring simultaneously. Unless otherwise indicated, references to our business being harmed in these risk factors will include harm to our business, reputation, financial condition, results of operations, revenue, and future prospects. In that event, the market price of our common stock could decline, and you could lose part or all of your investment. You should not interpret our disclosure of any of the following risks to imply that such risks have not already materialized.

Risk Factor Summary

The following is a summary of the most significant risks and principal factors that make an investment in our common stock speculative or risky.

Risks Related to our Delinquent SEC Reporting Obligations
•Circumstances discussed in the Explanatory Note in this Annual Report;
•Our failure in timely filing our SEC reports;
•The outcome of litigation and other legal proceedings, disputes, claims, as well as regulatory examinations, investigations, proceedings and orders arising out of the circumstances discussed in the Explanatory Note in this Annual Report, and any orders, actions or rulings not in our favor;
•Significant expenses related to the circumstances discussed in the Explanatory Note in this Annual Report;
•The remediation of material weaknesses and deficiencies in our internal control over financial reporting and disclosure controls and procedures, and any resulting litigation;
•The absence of timely and accurate financial information has hindered and may in the future hinder our ability to effectively manage our business and the ability to issue stock-based compensation to our employees;
•Our availability to access outside financing;
•Negative publicity and potential customers’ concerns;

Operational and Execution Risks
•Volatility of our quarterly operating results;
•Our ability to meet publicly announced financial guidance or other expectations about our business;
•Timely development of new products and enhancements to our existing products;
•Our ability to maintain sufficient inventory;
•Shortfall in revenue or decline in margins;
•The exercise of security interests we take in products sold;
•Concentration of our customer base;
•Our ability to secure additional financing on favorable terms;
•Our cost structure, ability to deliver server solutions to customers, and ability to resolve warranty claims in a timely manner;
•Our ability to enhance or upgrade our enterprise resource planning (“ERP”) systems and other IT applications, including challenges related to automating internal controls utilizing our ERP systems and maintaining internal controls over processes in other IT applications;
•Increases in average selling prices for our solutions;
•Changes in U.S. or foreign policies, geopolitical conditions, general economic conditions, and other factors beyond our control;
•System security violations, data protection breaches, cyber-attacks, and other related cyber-security issues;
•Failure to adequately expand or retain our sales force;
•Potential conflicts of interest with Ablecom and Compuware;
•Our reliance on a limited source of contract manufacturing services and inventory warehousing;
•Our ability to attract and retain key personnel;
SMCI | 2024 Form 10-K | 11

•Our direct sales efforts and relationships with our indirect sales channel and with our OEMs;
•Our ability to maintain good publicity with respect to us, our employees, our third-party service providers or our partners;

Strategic and Industry Risks
•Our ability to work with suppliers to make timely new product introductions;
•Our ability to manage our business for growth and expansion, including the expansion of our international manufacturing capacity and business operations;
•Our reliance on a limited number of suppliers for certain components used to manufacture our products;
•Our suppliers’ ability to improve the functionality and performance of materials and key components for our products;
•Our ability to timely deliver high quality server and storage solutions;
•Increased competition and our ability to compete effectively;
•The AI industry has contributed to our success but also presents significant risks and uncertainties, including potential risks from its use by our workforce;
•Our investments in corporate ventures and other investments;
•Our growth into markets outside the United States;
•Our reliance on indirect sales channels;

Legal and Regulatory Risks
•Lawsuits and other legal proceedings, disputes, claims, and government inquiries and investigations;
•Compliance with laws, rules, regulations, as well as political and other actions related to export control to which our business is subject;
•Compliance with laws and regulations regarding privacy, data protection and other matters;
•Our ability to protect our intellectual property;
•Compliance with environmental, health and safety laws, U.S. Foreign Corrupt Practices Act, other applicable anti-corruption and anti-bribery laws, outbound investment regulations, and other government regulation or laws related to our business;
•Anti-takeover provisions in our charter and bylaws;

Financial Risks
•Our indebtedness, liabilities, and contractual obligations;
•Our ability to raise the funds necessary to repurchase the convertible notes for cash following a fundamental change (including the delisting of our common stock), to repay the outstanding principal and accrued interest upon an event of default, or to pay any cash amounts due upon conversion;
•Provisions in the indentures governing our convertible notes making it harder for a third-party to acquire us;
•Risks associated with the capped call transactions;
•Potential dilution caused by conversion of our convertible notes;
•Our R&D expenditures, which are considerably higher than many of our competitors;
•Change in our future effective income tax rates;
•Our backlog amount;

Risks Related to Owning our Stock
•Volatility of the trading price of our common stock;
•A decline in our stock price caused by future sales by existing stockholders;
•The concentration of our capital stock ownership with insiders likely limits your ability to influence corporate matters;
•No expectation in paying dividends in the foreseeable future;

General Risks
•Our products may not be viewed as supporting climate change mitigation in the IT sector; and
•Enactment of or changes to government regulation or laws related to our business.

Risks Related to our Delinquent SEC Reporting Obligations

We face risks related to previously being delinquent in our SEC reporting obligations.

Due to the circumstances discussed in the Explanatory Note in this Annual Report, our recent SEC filings, including this Annual Report, our Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 2024 and December 31, 2024 (the “Delinquent Reports”) were delinquent. On December 6, 2024, Nasdaq granted us an exception to Nasdaq’s Listing Rule 5250(c)(1), allowing us to file all the Delinquent Reports by February 25, 2025.

SMCI | 2024 Form 10-K | 12

While we filed all of the Delinquent Reports on or before February 25, 2025, we expect to continue to face many of the risks and challenges related to previously being delinquent in our SEC reporting obligations, including the following:

•We may fail to remediate material weaknesses in our internal control over financial reporting and other material weaknesses may be identified in the future, which could adversely affect the accuracy and timing of our financial reporting;

•Failure to timely file our SEC reports and make our current financial information available has placed downward pressure on our stock price, which has adversely affected, and may continue adversely affect, hiring and employee retention;

•Litigation and claims as well as regulatory examinations, investigations, proceedings and orders arising out of our failure to file SEC reports on a timely basis, including the reasons and causes for such failure to file, will continue to divert management attention and resources from the operation of our business;

•We may not be able to recapture lost business or business opportunities due to ongoing reputational harm; and

•Negative reports or actions on our commercial credit ratings would increase our costs of, or reduce our access to, future commercial credit arrangements and limit our ability to refinance existing indebtedness.

The outcome of litigation and other legal proceedings, disputes, claims, as well as regulatory examinations, investigations, proceedings and orders arising out of the circumstances discussed in the Explanatory Note in this Annual Report, and any orders, actions or rulings not in our favor could have a material adverse effect on our business, results of operations and financial condition.

Our company and certain of our current and former executive officers and directors are defendants in certain legal proceedings and putative class actions. Please see Part I, Item 3, “Legal Proceedings.” These proceedings have resulted in significant expenses and the diversion of management attention from our business. In addition, the circumstances which gave rise to the circumstances discussed in the Explanatory Note in this Annual Report continue to create the risk of additional litigation and claims by investors and examinations, investigations, proceedings and orders by regulatory authorities. These include a broad range of potential actions that may be taken against us by the SEC or other regulatory agencies, including a cease-and-desist order and/or the assessment of possible civil monetary penalties. Any such further actions could be expensive and damaging to our business, the results of operations, and financial condition.

We have incurred and expect to continue to incur significant expenses related to the circumstances discussed in the Explanatory Note in this Annual Report, the remediation of deficiencies in our internal control over financial reporting and disclosure controls and procedures, and any resulting litigation.

We have devoted and expect to continue to devote substantial internal and external resources towards remediation efforts relating to the circumstances discussed in the Explanatory Note in this Annual Report, the management review process and other efforts to regain timely compliance with the filing of our future SEC periodic and other reports. As a result of these efforts, we have incurred and expect that we will continue to incur significant incremental fees and expenses for additional accounting, financial and other consulting and professional services, as well as the implementation and maintenance of systems and processes that will need to be updated, supplemented or replaced. Specifically, in connection with the circumstances discussed in the Explanatory Note in this Annual Report, audit and compliance efforts and related litigation and other proceedings, claims, governmental inquiries or investigation, and other demands, we have incurred professional fees totaling $18.6 million through January 31, 2025. The expenses we are incurring in this regard, as well as the substantial time devoted by our management, could have a material adverse effect on our business, results of operations, and financial condition.
The circumstances discussed in the Explanatory Note in this Annual Report have diverted, and continue to divert, management and other human resources from the operation of our business.

The circumstances discussed in the Explanatory Note in this Annual Report have diverted, and continue to divert, management and other human resources from the operation of our business. The Board of Directors, members of management, and our accounting, legal, administrative and other staff have spent significant time on the circumstances discussed in the Explanatory Note in this Annual Report and will continue to spend significant time on related matters. These resources have been, and will likely continue to be, diverted from the strategic and day-to-day management of our business and may have an adverse effect on our ability to accomplish our strategic objectives.

SMCI | 2024 Form 10-K | 13

Additionally, due to the delay in filing the Annual Report as discussed in the Explanatory Note, our registration statements on Form S-8 were ineffective until the Annual Report was filed with the SEC. This hindered the Company’s ability to grant certain stock-based compensation under its existing compensation programs. The delay also prevented the Company from holding its annual meeting of stockholders, which would have allowed an increase in the number of common stock shares available for grant under its amended and restated 2020 Equity and Incentive Compensation Plan. The inability to issue sufficient stock-based compensation could negatively impact our ability to attract and retain talent, potentially affecting our business growth, results of operations, and financial conditions.

Our failure to file SEC reports timely has affected, and could continue to adversely affect our access to outside financing.

As a result of the circumstances discussed in the Explanatory Note in this Annual Report, we chose to terminate our obligations under certain loan agreements early. The failure to timely file our Delinquent Reports also has resulted in an obligation to pay additional interest and special interest under the terms of the indenture governing our 0.00% Convertible Senior Notes due 2029 (the “2029 Convertible Notes”) (the “2029 Convertible Notes Indenture”), which was subsequently amended on February 20, 2025 to, among others, provide for the 2029 Convertible Notes to bear interest from February 20, 2025 at an annual rate of 3.50%. Please see Note 16, “Subsequent Events” in the Notes to the Consolidated Financial Statements in this Annual Report for information regarding the amendment of the terms of the 2029 Convertible Notes. While we have filed all the Delinquent Reports within the extension period granted by Nasdaq, if any of our SEC periodic or other reports becomes delinquent in the future, any sources of financing that may be available to us could also be at higher costs and require us to satisfy more restrictive covenants, which could limit or restrict our operations, cash flows and earnings. We cannot ensure that additional financing will be available to us or be sufficient or available on satisfactory terms. In addition, unless we have filed all required reports with the SEC, we will be precluded from registering our securities with the SEC for offer and sale, and the failure to timely file our SEC reports will limit our ability to use “short-form” Form S-3 registration statements for registering our securities for sale with the SEC until we again meet the timely filing requirements of Form S-3. If we are unable to access outside financing in a timely manner, or we are not able to obtain additional financing on terms favorable to us, our business, results of operations, and financial condition could be adversely affected.

Matters relating to or arising from the circumstances discussed in the Explanatory Note in this Annual Report, including adverse publicity and potential concerns from our customers, have had and could continue to have an adverse effect on our business and financial condition.

We have been and could continue to be the subject of negative publicity focused on the matters underlying the circumstances discussed in the Explanatory Note in this Annual Report. We may be adversely impacted by negative reactions to this publicity from our customers or others with whom we do business, who may have concerns including the time and effort required to address our accounting and control environment and our ability to be a long-term provider to our customers. The continued occurrence of any of the foregoing could harm our business and have an adverse effect on our financial condition.

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

SMCI | 2024 Form 10-K | 14

We have concluded that our internal control over financial reporting was not effective as of June 30, 2024 due to the existence of material weaknesses in such controls, and we have also concluded that our disclosure controls and procedures were not effective as of June 30, 2024 due to material weaknesses in our internal control over financial reporting, all as described in Part II, Item 9A, “Controls and Procedures” of this Annual Report. While we have initiated remediation measures to address the identified material weaknesses, we cannot provide assurance that our remediation efforts will be adequate to allow us to conclude that such controls will be effective in the future. We also cannot assure you that additional material weaknesses in our internal control over financial reporting will not arise or be identified in the future. We intend to continue our control remediation activities and to continue to improve our overall control environment and our operational, information technology, financial systems, and infrastructure procedures and controls, as well as to continue to train and develop our personnel who are essential to effective internal controls. In doing so, we will continue to incur expenses and expend management time on compliance-related issues. If we are unable to successfully complete our remediation efforts in a timely manner and are, therefore, not able to favorably assess the effectiveness of our internal control over financial reporting, this could further cause investors to lose confidence, and our operating results, financial position, ability to accurately report our financial results and timely file our SEC reports, and stock price could be adversely affected.

Moreover, because of the inherent limitations of any control system, material misstatements due to error or fraud may not be prevented or detected on a timely basis, or at all. If we are unable to provide reliable and timely financial reports in the future or if our financial statements are restated, our business and reputation may be further harmed. Restated financial statements and failures in internal controls may also cause us to fail to meet reporting obligations, negatively affect investor and customer confidence in our management or result in adverse publicity and concerns from investors and customers, any of which could have a negative effect on the price of our common stock, subject us to further regulatory investigations, potential penalties or stockholder litigation, and have a material adverse impact on our business and financial condition.

Operational and Execution Risks

Our quarterly operating results have fluctuated and will likely fluctuate in the future, which could cause rapid declines in our stock price.

We believe that our quarterly operating results will continue to be subject to fluctuation due to various factors, many of which are beyond our control. Factors that may affect quarterly operating results include:

•The circumstances discussed in the Explanatory Note in this Annual Report;
•Fluctuations in demand for our products, in part due to factors such as changes in emergent and rapidly evolving markets (such as AI) and changes in the global economic environment;
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
•Geopolitical tensions, including regional conflicts, trade wars, tariffs and/or sanctions in our geographic markets; and
SMCI | 2024 Form 10-K | 15

•Impact of regulatory changes (including export control) on our cost of doing business.

Customers may hesitate to purchase, or not continue to purchase, our products based upon the circumstances discussed in the Explanatory Note in this Annual Report. If we fail to meet expectations of investors or analysts, our stock price may fall rapidly and without notice. Furthermore, the fluctuation of quarterly operating results may render less meaningful period-to-period comparisons of our operating results, and you should not rely upon them as an indication of future performance.

If we fail to meet any publicly announced financial guidance or other expectations about our business, it could cause our stock to decline in value.

We generally provide forward-looking financial guidance when we announce our financial results for the prior quarter. No assurances can be given that we will continue to provide forward-looking financial guidance, and if we do issue forward looking guidance, the uncertainties related to these items could cause us to revise such guidance. If issued, we undertake no obligation to update any forward-looking guidance at any time. In the past, our financial results have failed from time to time to meet the guidance we provided. There are a number of reasons why we have at times failed to meet guidance in the past and might fail again in the future, including, but not limited to, the factors described in these Risk Factors.

We depend upon the development of new products and enhancements to our existing products, and if we fail to predict or respond to emerging technological trends and our customers’ changing needs, our operating results and market share may suffer.

The markets for our products are characterized by rapidly changing technology, evolving industry standards, new product introductions, and evolving methods of operations. While our revenues increased in fiscal year 2024, our operating results depend on our ability to develop and introduce new products into existing and emerging markets (such as AI) and to reduce the production costs of existing products. If our customers do not purchase our products, our business will be harmed.

The process of developing products incorporating new technologies is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends our business could be harmed. We must commit significant resources, including the investments we have been making in our strategic priorities to developing new products before knowing whether our investments will result in products and services the market will accept and investments to purchase inventory of key components for which there have been periods of supply constraint. If the industry does not evolve as we believe it will, or if our strategy for addressing this evolution is not successful, many of our strategic initiatives and investments may be of no or limited value. Suppliers of our key components may introduce new technologies that are critical to the functionality of our products more quickly than anticipated, which may render components we have on hand obsolete, saddling us with excess inventory which we may not be able to utilize in our products or sell at prices we had anticipated. Conversely, suppliers of our key components may also introduce new technologies that are critical to the functionality of our products at a slower rate than their competition, which could adversely impact our ability to timely develop and provide competitive offerings to our customers. Similarly, our business could be harmed if we fail to develop, or fail to develop in a timely fashion, offerings to address other transitions, or if the offerings addressing these other transitions that ultimately succeed are based on technology, or an approach to technology, different from ours. In addition, our business could be adversely affected in the periods surrounding our new product introductions if customers delay purchasing decisions to qualify or otherwise evaluate the new product offerings.

Furthermore, we may not execute successfully on our vision or strategy because of challenges with regards to product planning and timing, technical hurdles that we fail to overcome in a timely fashion, or a lack of appropriate resources. This could result in competitors, some of which may also be our suppliers, providing those solutions before we do and loss of market share, revenue, and earnings. The success of new products depends on several factors, including proper new product and service definition, component costs, timely completion and introduction of these products, differentiation of new products from those of our competitors, market acceptance of these products, and providing appropriate support of these products. There can be no assurance that we will successfully identify new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive. The products and technologies in our other product categories and key priority and growth areas may not prove to have the market success we anticipate, and we may not successfully identify and invest in other emerging or new products.

SMCI | 2024 Form 10-K | 16

We may lose sales or incur unexpected expenses relating to insufficient, excess or obsolete inventory.

To offer greater choices and optimization of our products to benefit our customers, we maintain a high level of inventory. If we fail to maintain sufficient inventory, we may not be able to meet demand for our products on a timely basis, and our sales may suffer. If we overestimate customer demand for our products for whatever reason (including technology changing more rapidly than we anticipate), we could experience excess inventory of our products and be unable to sell those products at a reasonable price, or at all. As a result, we may need to record higher inventory reserves. In addition, from time to time we assume greater inventory risk in connection with the purchase or manufacture of more specialized components in connection with higher volume sales opportunities. In the past, we have taken certain actions including our increased purchase of certain critical materials and components as a part of our response planning for various uncertainties and risks, such as periods of supply constraint of key components and those related to lingering effects of the COVID-19 pandemic. Specifically, we sought to actively manage our supply chain for potential risks of shortage by building inventories of critical components required for our motherboards and other system printed circuit boards, as well as add to our inventories of key components such as GPUs, CPUs, memory, and solid state drives ("SSDs") so that customer orders can be fulfilled as rapidly as possible after they are received. We may continue to take similar actions in the future based upon our assessment of uncertainties and risks. Nevertheless, no assurances can be given that any such efforts will be successful to manage inventory, and we could be exposed to risks of insufficient, excess, or obsolete inventory. We have from time-to-time experienced inventory write downs associated with higher volume sales that were not completed as anticipated. We expect that we will experience such write downs from time-to-time in the future related to existing and future commitments, and potentially related to any proactive purchase of certain critical materials and components as part of our planning for uncertainties and risks. Excess or obsolete inventory levels for these or other reasons could result in unexpected expenses or increases in our reserves against potential future charges which would adversely affect our business, results of operations and financial condition.

Our revenue and margins for a particular period are difficult to predict, and a shortfall in revenue or decline in margins may harm our operating results.

Our revenue and margins for a particular quarter are difficult to predict, especially in light of the potential volatility in emergent and rapidly evolving markets (such as AI), increased competition, challenging and inconsistent global macroeconomic environment, and steps we are taking in response to each of the foregoing. Our revenue may grow at a slower rate than in past periods or decline. Our ability to meet financial expectations could also be adversely affected if the nonlinear sales pattern seen in some of our past quarters recurs in future periods.

The timing of large orders can also have a significant effect on our business and operating results from quarter to quarter. From time to time, we receive large orders that have a significant effect on our operating results in the period in which the order is recognized as revenue. For instance, our larger customers may seek to fulfill all or substantially all of their requirements in a single or a few orders, and not make another significant purchase for a substantial period of time. The timing of such orders is difficult to predict, and the timing of revenue recognition from such orders may affect period to period changes in revenue. When we issue credit in connection with large orders, in the event customers do not pay or make timely payment, our ability to collect amounts owed to us creates risk. We have in the past, and may continue in the future, on a case-by-case basis, take steps to mitigate collection risks, such as seeking third party insurance with respect to credit issued and taking a security interest in goods we have sold to customers pending collection of any credit given. However, we cannot be assured that such measures will be effective to collect on all or part of any such credit issued. As a result, our operating results could vary materially from quarter to quarter based on the receipt of such orders and their ultimate recognition as revenue.

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

SMCI | 2024 Form 10-K | 17

In some instances, we take security interests in the products sold. The exercise of such security interests, and the resale of our products, could negatively affect the results of operations and operating cash flows.

To mitigate the collection risks associated with larger sales, we have, in some instances, taken security interests in our products sold pending the collection of outstanding accounts receivable. These security interests grant us priority as a secured creditor and entitle us to the recapture of the products sold in the event of customer default or bankruptcy. However, we cannot guarantee that we will be able to successfully recapture our products on exercise of our security interests. Even if we can recapture our products, we may not be able to successfully re-sell such products at a favorable price. The occurrence of any of these events could negatively affect the results of operations and operating cash flows.

As we increasingly target larger customers and sales opportunities, our customer base may become more concentrated, our cost of sales may increase, our margins may be lower, our borrowings to fund purchases of key components may be higher, we are exposed to inventory risks and increased credit risks, and our sales may be less predictable.

We have become increasingly dependent upon larger sales to grow our business. In recent years, we have completed larger sales to leading internet data center and cloud customers, large enterprise customers and OEMs. We had one customer account for 10% or more of our net sales in fiscal year 2024, while we had no single customer account for 10% or more of net sales in fiscal years 2023 or 2022. We anticipate we may continue to have customers account for 10% or more of net sales in the future, and the loss of such customers could have a material adverse effect on our business and results of operations. If customers buy our products in greater volumes and their business becomes a larger percentage of our net sales, we may grow increasingly dependent on those customers to maintain our growth. If our largest customers do not purchase our products, or we are unable to supply such customers with products, at the levels, in the timeframes or within the geographies that we expect, including as a result of a global economic downturn, excessive credit risk, or a belief by such customers of excessive dependency upon us as a supplier, our ability to maintain or grow our net sales will be adversely affected.

Increased sales to larger customers may also cause fluctuations in the results of operations. Large orders are generally subject to intense competition and pricing pressure which can have an adverse impact on our margins and results of operations. Accordingly, a significant increase in revenue during the period in which we recognize the revenue from a large customer may be followed by a period during which the customer either does not purchase any products or only a small number of our products.

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

SMCI | 2024 Form 10-K | 18

We may be unable to secure additional financing on favorable terms, or at all, which in turn could impair the rate of our growth.

We had net income of $1.15 billion, $640.0 million and $285.2 million in fiscal years 2024, 2023 and 2022, respectively. During fiscal year 2024 we raised approximately $2.31 billion, after deducting underwriting discounts and commissions and offering expenses payable by us, in two equity offerings of our common stock and $1.55 billion, net of debt issuance costs and capped call transactions costs in an offering of convertible debt securities. In addition, we borrowed $500.0 million under our term loan facility in July 2024. Our Taiwan subsidiary, where we maintain significant operations, also increased their lines of credit, or entered into new lines of credit, with various commercial banks in Taiwan. In addition, on February 20, 2025, we issued $700.0 million aggregate principal amount of our 2.25% Convertible Senior Notes due 2028 (the “2028 Convertible Notes”) in a private placement. We believe that our current cash, cash equivalents, borrowing capacity available from our credit facilities and internally generated cash flows will be sufficient to support our operating businesses and maturing debt and interest payments for the 12 months following the issuance of the financial statements included in this Annual Report. Nevertheless, we intend to continue to grow our business, which could require additional capital. We may need to further expand our credit facilities, enter into new credit facilities or engage in additional equity, debt or other type of financings to secure additional capital to continue or increase our rate of growth. If we raise additional capital through additional future issuances of equity or equity-linked securities, our existing stockholders could suffer significant dilution, and any new equity securities we may issue could have rights, preferences and privileges superior to those holders of our common stock. Any credit facility or debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which could make it more difficult for us to raise additional capital and to pursue our growth strategies. If we are unable to secure additional funding on favorable terms, or at all, when we seek it, we may not be able to continue the rate of our growth. In addition, no assurances can be given that in the event that we secure such financing that the proceeds thereof will be used effectively or result in growth.

Our cost structure, ability to deliver server solutions to customers, and ability to resolve warranty claims in a timely manner may be adversely affected by volatility of the market for core components and certain materials for our products.

Prices of certain materials and core components utilized in the manufacture of our server and storage solutions, such as GPUs, server boards, chassis, CPUs, memory, hard drives and SSDs, represent a significant portion of our cost of sales. GPUs have represented an increasing portion of our cost of sales. While we have increased our purchases of certain critical materials and core components in response to the supply and demand uncertainties, we do not have long-term supply contracts for all critical materials and core components, but instead often purchase these materials and components on a purchase order basis. Prices and availability of these core components and materials are volatile, and, as a result, it is difficult to predict expense levels and operating results. For a variety of reasons, including supply constraints of some key components and forecasts for the demand for our products, the purchase orders we place for such components and materials have resulted in a growth of inventory. No assurances can be given that we will be able to enter into necessary long-term supply contracts for critical materials and core components, or, even if we are able to enter into such supply contracts, that they would be appropriate, or our costs, gross margins or inventory would improve.

Because we often acquire materials and key components on an as needed basis, we may be limited in our ability to effectively and efficiently respond to customer orders and warranty claims, which in some cases require the provision of replacement solutions, because of the then-current availability or the terms and pricing of these materials and key components, particularly for GPUs during periods of growth of new emerging markets (such as for AI). While we have experienced an increase in demand for certain of our products in the recent past, our industry has experienced materials shortages and delivery delays in the past, including as a result of increased demand during periods of growth of new emerging markets (such as for AI), challenges in the global supply chain as a result of conflict and pandemic, and global economic downturn. We may have experienced, or continue to experience, shortages or delays of critical materials or increased logistics costs to obtain necessary materials in a timely manner to meet the needs of our increasing demand. From time to time, we have been forced to delay the introduction of certain of our products or the fulfillment of customer orders as a result of shortages of materials and key components, which can adversely impact our revenue. If shortages, supply or demand imbalances or delays arise, the prices of these materials and key components may increase or the materials and key components may not be available at all. In the event of shortages, some of our larger competitors may have greater abilities to obtain materials and key components due to their larger purchasing power. We may not be able to secure enough key components or materials at reasonable prices or of acceptable quality to build new products to meet customer demand or timely resolve warranty claims, which could adversely affect our business, results of operations and financial condition. In addition, from time to time, we have accepted customer orders with various types of component pricing protection. Such arrangements have increased our exposure to component pricing fluctuations and have adversely affected our financial results in certain quarters.

SMCI | 2024 Form 10-K | 19

If we were to lose any of our current supply or contract manufacturing relationships, the process of identifying and qualifying a new supplier or contract manufacturer who meets our quality and delivery requirements, and who will appropriately safeguard our intellectual property, may require a significant investment of time and resources (if an alternative supplier is available at all), adversely affecting our ability to satisfy customer purchase orders and warranty claims and delaying our ability to rapidly introduce new products to market. Similarly, if any of our suppliers were to cancel, materially change contracts or commitments to us or fail to meet the quality or delivery requirements needed to satisfy customer demand for our products, whether due to shortages or other reasons, our reputation and relationships with customers could be damaged. In addition, changes in supplier credit terms may have impacts on our ability to acquire materials and key components needed to meet customer demand or required for growth. An inability to meet such customer demand may have adverse impacts on our growth or our ability to maintain or grow market share. We could also lose orders, be unable to develop or sell some products cost-effectively or on a timely basis, if at all, and have significantly decreased revenues, margins and earnings, which would have a material adverse effect on our business, results of operations and financial condition.

Challenges we encounter in enhancing and updating ERP systems and other IP applications, including automating internal controls through our ERP systems and maintaining internal controls over processes in other IT applications, could adversely impact our controls environment.

Many companies have experienced challenges with their ERP systems that have had a negative effect on their business. We have incurred and expect to continue to incur additional expenses related to our ERP systems, particularly as we continue to further enhance and develop them, including by automating certain internal controls and updating systems which are approaching the end of their service life or may no longer be supported. Any future disruptions, delays or deficiencies relating to automating internal controls utilizing our ERP systems, integrating processes that occur in other IT applications, or updating systems could adversely affect our ability to file reports with the SEC in a timely manner, deliver accurate financial statements and otherwise impact our controls environment. Any of these consequences could have an adverse effect on our business, results of operations and financial condition.

Increases in average selling prices for our solutions have significantly contributed to increases in net sales in some of the periods covered by this Annual Report. Such prices are subject to decline if customers do not continue to purchase our latest generation products or additional components, or key components become more widely available and commoditized, which could harm the results of operations.

Increases in average selling prices for our server solutions have significantly contributed to increases in net sales in some of the periods covered by this Annual Report. The market for key components became, and continues to be, volatile. As with most electronics-based products, average selling prices of server and storage products are typically highest at the time of introduction of new products, which utilize the latest technology, and tend to decrease over time as such products become commoditized and are ultimately replaced by even newer generation products. We cannot predict the timing or amount of any decline in the average selling prices of our server solutions that we may experience in the future, which may be exacerbated by factors such as global economic conditions, regional conflicts, and rapid developments in trade restrictions. In some instances, our agreements with our indirect sales channel partners limit our ability to reduce prices unless we make such price reductions available to them, or price protect their inventory. If we are unable to either (i) decrease the average per unit manufacturing costs faster than the rate at which average selling prices decline or (ii) increase the average selling prices at the same pace at which average per unit manufacturing costs increase, our business, financial condition and results of operations will be harmed.

Changes in U.S. or foreign policies, geopolitical conditions, general economic conditions, and other factors beyond our control may adversely impact our business and operating results.

Our business is subject to risks generally associated with doing business abroad, such as U.S. and foreign governmental regulation in the countries in which we operate and the countries in which our contract manufacturers, component suppliers, and other business partners are located. Our operations and performance depend significantly on global, regional, and U.S. economic and geopolitical conditions. For example, tensions between the United States and China have led to the United States’ imposition of a series of tariffs, sanctions, and other restrictions on imports from China and sourcing from certain Chinese persons or entities, as well as other business restrictions. Additionally, President Trump has indicated that his administration would potentially impose greater restrictions on trade with China through significant increases in tariffs on goods imported into the U.S., which could increase tensions and create greater uncertainty in our business dealings. Several countries are considering or have implemented tariffs or other trade barriers or restrictions, as well as other measures affecting cross-border commerce and the flow of information, which could have broad economic consequences, impact global supply chains and negatively affect our business, customers and partners.

SMCI | 2024 Form 10-K | 20

Global events may present challenges and risks to us. For example, the crises in eastern Europe and the Middle East continues to pose challenges to global companies, including us, which have customers in the impacted regions. The U.S. and other global governments have placed restrictions on how companies may transact with businesses in these regions, particularly Russia, Belarus and restricted areas in Ukraine. Because of these restrictions and the growing logistical and other challenges, we have paused sales to Russia, Belarus and the restricted areas in Ukraine. This decision, which is in line with the approach of other global technology companies, helps us comply with our obligations under the various requirements in the U.S. and around the world. While it is difficult to estimate the impact on our business and financial position of both (i) our pause in sales to Russia, Belarus and the restricted areas in Ukraine and the current or future sanctions and (ii) tensions in the Taiwan strait, our pause in sales and these sanctions and continuing rising tensions could have adverse impacts on us in future periods, although they have not been material to date. For example, with respect to Russia, Belarus and the restricted areas in Ukraine, we did not, prior to the imposition of restrictions, make a material portion of our sales or acquire a material portion of our parts or components directly from impacted regions; however, our suppliers and their suppliers may acquire raw materials for parts or components from the impacted regions. Supply disruptions may make it harder for them to find favorable pricing and reliable sources for materials they need, which may put further upward pressure on their costs and increasing the risks that our costs may increase and that it may be more difficult, or we may be unable, to acquire materials needed. In addition, the crises may further exacerbate inflationary pressures that have indirect impacts on our business, such as further increasing our logistics costs from rising fuel prices and/or continuing to increase our compensation expenses. In addition, no assurances can be given that additional developments in the impacted regions, and responses thereto from the U.S. and other global governments, would not have a material adverse effect on our business, results of operations and financial condition.

Our business depends on the overall demand for accelerated compute platforms. Global financial developments and downturns seemingly unrelated to us or our industry may harm us. If economic conditions, including inflation, increased interest rates, economic output and currency exchange rates, in these markets and other key potential markets for our Total IT Solutions remain uncertain or deteriorate, including as a result of a downturn in the global economy, regional conflicts, trade restrictions, or other reasons, customers may delay or reduce their spending. General economic weakness may also lead to longer collection cycles for payments due from our customers, an increase in customer bad debt, and impairment of investments. Furthermore, weakness and uncertainty in worldwide credit markets may harm our customers’ available budgetary spending, which could lead to cancellations or delays in planned purchases of our Total IT Solutions. If our customers or potential customers experience economic hardship, this could reduce the demand for our Total IT Solutions, delay and lengthen sales cycles, increase requests for customer credit which may increase our risks in the event customers do not pay or make timely payment, lower prices for our Total IT Solutions, and lead to slower growth or even a decline in our revenues, operating results and cash flows.

While recently moderating, inflation in the U.S. had increased at a rate not seen in several decades. A recurrence of high inflation may result in decreased demand for our Total IT Solutions, increases in our operating costs including our labor costs, constrained credit and liquidity, reduced spending and volatility in financial markets. In response to inflation, the Federal Reserve had significantly raised, and may again raise, interest rates, which may increase our own borrowing costs and/or reduce our clients’ access to debt financing, reduce technology expenditures and demand for our Total IT Solutions.

These and other geopolitical tensions, political or economic uncertainty can disrupt supply chains and increase the cost of our and our partners’ products, and have a negative impact on consumer confidence, which could impair our future growth and adversely affect our international operations, business, financial condition, and results of operations.

SMCI | 2024 Form 10-K | 21

System security violations, data protection breaches, cyber-attacks and other related cyber-security issues could materially disrupt our internal operations or compromise the security of our products, and any such disruption could materially reduce our expected revenues, increase our expenses, damage our reputation and adversely affect our stock price.

Malicious computer programmers, malicious insiders, criminals, hackers and sophisticated organizations (including nation states) may be able to penetrate our network and misappropriate or compromise our confidential information or that of third parties, create system disruptions or cause shutdowns that could have a material adverse effect on our business, operations, or products. Such computer programmers, hackers, and organizations also may be able to develop and deploy ransomware, network intrusions, exploitation of zero-day vulnerabilities, distributed denial of service, man-in-the-middle, phishing, vishing, domain name system spoofing, password spraying, viruses, worms and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products that could likewise have a material adverse effect on our business. There have been increases in the frequency and sophistication of such attacks, and we expect that these activities will continue. We may also face cybersecurity threats due to error or intentional misconduct by employees, contractors or other third-party service providers. Certain aspects of effective cybersecurity are dependent upon our employees, contractors and/or other third-party service providers safeguarding our sensitive information and adhering to our security policies and access control mechanisms. While we employ a number of protective measures, including firewalls, anti-virus and endpoint detection and response technologies, regular annual training of employees with respect to cybersecurity, and testing employee competence with anti-phishing policies followed up by additional remedial training as needed, these measures may fail to prevent or detect significant attacks on our systems. Additionally, the costs associated with cybersecurity tools and infrastructure and fierce competition for scarce cybersecurity and IT talent have at times limited, and may in the future limit, our ability to efficiently identify, eliminate, or remediate cyber or other security vulnerabilities or problems or enact changes to minimize the attack surface of our network. While there have been unauthorized intrusions into our network in the past, none of these intrusions, individually or in the aggregate, had a material adverse effect on our business, operations, or products. We have taken steps to enhance the security of our network and computer systems and we provide regular updates to our Board at our quarterly meetings with respect to cybersecurity matters. Despite these efforts, we may experience future intrusions, which could materially and adversely affect our business, operations, or products. In addition, our hardware and software or third-party components and software that we utilize in our products may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation or security of the products, which could have a material adverse effect on our business, operations, or products. The costs to us to eliminate or mitigate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant and, if our efforts to address these problems are not successful, could result in material interruptions, delays, cessation of service and loss of existing or potential customers that may impede our sales, manufacturing, distribution or other critical functions. Any claim that our products or systems are subject to cybersecurity risk, whether valid or not, could damage our reputation and materially and adversely impact our revenues and results of operations.

We manage and store various proprietary information and sensitive or confidential data relating to our business as well as information from our suppliers and customers. Breaches of our or any of our third party suppliers’ security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us or our customers or suppliers, including the potential loss or disclosure of such information or data as a result of fraud, trickery or other forms of deception, could expose us or our customers or suppliers to a material risk of loss or misuse of this information, result in litigation and potential material liability for us, materially damage our brand and reputation or otherwise materially harm our business.

To the extent we experience cyber-security incidents in the future, our relationships with our customers and suppliers may be materially impacted, our brand and reputation may be materially harmed and we could incur substantial costs in responding to and remediating the incidents and in resolving any investigations or disputes that may arise with respect to them, any of which would cause our business, operations, or products to be materially and adversely affected. In addition, the cost and operational consequences of implementing and adding further data protection measures could be significant.

SMCI | 2024 Form 10-K | 22

Any failure to adequately expand or retain our sales force will impede our growth.

We expect that our direct sales force will continue to grow as larger customers increasingly require a direct sales approach. Competition for direct sales personnel with the advanced sales skills and technical knowledge we need is intense, and we face significant competition for direct sales personnel from our competitors. Our ability to grow our revenue in the future will depend, in large part, on our success in recruiting, training, retaining and successfully managing sufficient qualified direct sales personnel. New hires require significant training and may take six months or longer before they reach full productivity. Our recent hires and planned hires may not become as productive as we would like, we may be unable to hire enough qualified individuals in the future in the markets where we do business, and individuals we hire may not perform pursuant to our expectations in the event of inadequate supervision. If we are unable to hire, develop and retain enough productive sales personnel, our customer relationships and resulting sales of our server solutions will suffer.

Conflicts of interest may arise with Ablecom and Compuware, and they may adversely affect our operations.

We use Ablecom, a related party, for contract design and manufacturing coordination support and warehousing, and Compuware, also a related party and an affiliate of Ablecom, for distribution, contract manufacturing and warehousing. We work with Ablecom to optimize modular designs for our chassis and certain other components. We outsource to Compuware a portion of our design activities and a significant part of our manufacturing of subassemblies, particularly power supplies. Our purchases of products from Ablecom and Compuware represented 4.3%, 6.6% and 8.3% of our cost of sales for fiscal years 2024, 2023 and 2022, respectively. Ablecom and Compuware’s sales to us constitute a substantial majority of Ablecom’s and Compuware’s net sales. Ablecom and Compuware are both privately held Taiwan-based companies. In addition, we have appointed Compuware as a nonexclusive authorized distributor of our products in Taiwan, China and Australia. Each of Ablecom and Compuware are also developing campuses in close proximity to the campus we are developing in Malaysia to expand our manufacturing.

Steve Liang, Ablecom’s Chief Executive Officer and largest shareholder, is the brother of Charles Liang, our President, Chief Executive Officer and Chairman of our Board of Directors (the “Board”). Steve Liang owned no shares of our common stock as of June 30, 2024, 2023 or 2022. Charles Liang and his spouse, Sara Liu, our Co-Founder, Senior Vice President and Director, jointly owned approximately 10.5% of Ablecom’s capital stock, while Mr. Steve Liang and his family members owned approximately 35.0% of Ablecom’s outstanding common stock as of June 30, 2024. Bill Liang, a brother of both Charles Liang and Steve Liang, is a member of the Board of Directors of Ablecom as well. In addition, a sibling of Yih-Shyan (Wally) Liaw, who is our Senior Vice President, Business Development and a director on our Board, owns approximately 11.7% of Ablecom’s capital stock and 8.7% of Compuware’s capital stock.

In October 2018, our Chief Executive Officer, Charles Liang, personally borrowed approximately $12.9 million from Chien-Tsun Chang, the spouse of Steve Liang. The loan is unsecured, has no maturity date and bore interest at 0.8% per month for the first six months, increased to 0.85% per month through February 28, 2020, and reduced to 0.25% effective March 1, 2020. The loan was originally made at Mr. Liang's request to provide funds to repay margin loans to two financial institutions, which loans had been secured by shares of our common stock that he held. The lenders called the loans in October 2018, following the suspension of our common stock from trading on NASDAQ in August 2018 and the decline in the market price of our common stock in October 2018. As of June 30, 2024, the amount due on the unsecured loan (including principal and accrued interest) was approximately $16.4 million.

Bill Liang is also the Chief Executive Officer of Compuware, Chairman of Compuware’s Board of Directors and a holder of equity interest in Compuware. Steve Liang is also a member of Compuware’s Board of Directors and is an equity holder of Compuware.

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

SMCI | 2024 Form 10-K | 23

If Ablecom or Compuware are acquired or sold, new ownership could reassess the business and strategy of Ablecom or Compuware, and as a result, our supply chain could be disrupted or the terms and conditions of our agreements with Ablecom or Compuware may change. As a result, our operations could be negatively impacted or costs could increase, either of which could adversely affect our margins and the results of operations.

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

Our future success depends in large part upon the continued service of our current executive management team and other key employees. Charles Liang, our President, Chief Executive Officer and Chairman of the Board, is critical to the overall management of our company as well as to our strategic direction. Mr. Liang co-founded our company and has been our Chief Executive Officer since our inception. His experience in leading our business and his personal involvement in key relationships with suppliers, customers and strategic partners are extremely valuable to our company. We currently do not have a succession plan for the replacement of Mr. Liang if it were to become necessary. Additionally, we are particularly dependent on the continued service of our existing research and development personnel because of the complexity of our products and technologies. While the vesting of certain long-term performance-based option awards granted to Mr. Liang are tied to Mr. Liang remaining as our CEO (or such other position as the Board may agree), our employment arrangements with our executives and employees do not require them to provide services to us for any specific length of time, and they can terminate their employment with us at any time, with or without notice, without penalty. The loss of services of any of these executives or of one or more other key members of our team could seriously harm our business.

SMCI | 2024 Form 10-K | 24

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

Negative publicity about our company or our products, even if inaccurate or untrue, could adversely affect our reputation and confidence in our products, which could harm our business and operating results. For example, on August 27, 2024, a news article was published by a short seller alleging evidence of accounting manipulation, sibling self-dealing and sanctions evasion (the “Report”). We indicated that such Report contained false or inaccurate statements about us, including misleading presentations of information we previously shared publicly. However, despite these statements related to the allegations in the Report, and the announcement of the results of Special Committee investigation, the publication of the Report and the circumstances discussed in the Explanatory Note in this Annual Report contributed to a substantial negative impact on the trading price of our common stock and our reputation, and may continue to have a negative impact in the future.

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

To execute our growth plan, we must attract additional highly qualified personnel, including a Chief Financial Officer, a Chief Compliance Officer, a General Counsel and additional in-house attorneys, additional engineers and executive staff. Competition for qualified personnel is intense, especially in Silicon Valley, where we are headquartered. We have experienced and may continue to experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we are unable to attract and integrate additional key employees in a manner that enables us to scale our business and operations effectively, or if we do not maintain competitive compensation policies to retain our employees, our ability to operate effectively and efficiently could be limited.

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

SMCI | 2024 Form 10-K | 25

If we do not successfully manage the expansion of our international manufacturing capacity and business operations, our business could be harmed.

Since inception, we have conducted the majority of our manufacturing operations in San Jose, California. We continue to increase our manufacturing capacity in Taiwan and in the Netherlands and have sought to accelerate manufacturing in Taiwan to better diversify our geographical manufacturing concentration. In order to continue to successfully increase our operations in Taiwan, we must efficiently manage our Taiwan operations from our headquarters in San Jose, California and continue to develop a strong local management team.

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

As our business continues to grow, we will have to manage additional product design projects, materials procurement processes and sales efforts and marketing for an increasing number of SKUs, provide and update an increasing amount of software utilized in our hardware offerings, provide more sophisticated product service offerings to support our customers, expand the number and scope of our relationships with suppliers, distributors and end customers, and (for new business markets and opportunities we pursue) manage different and increasingly complex regulatory landscapes they are subject to. If we fail to manage these additional responsibilities and relationships successfully, we may incur significant costs, which may negatively impact our operating results. Additionally, in our efforts to be first to market with new products with innovative functionality and features, we may devote significant research and development resources to products and product features for which a market does not develop quickly, or at all. If we are not able to predict market trends accurately, we may not benefit from such research and development activities, and our results of operations may suffer.

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
SMCI | 2024 Form 10-K | 26

We rely on a limited number of suppliers for certain components used to manufacture our products.

Certain components used in the manufacture of our products are available from a limited number of suppliers. Shortages could occur in these essential materials due to an interruption of supply, including interruptions on the global supply chain (such as did occur in connection with the prior COVID-19 pandemic, prior global economic downturns, and emergence of regional conflicts) or increased demand in the industry (such as did occur due to volatility in emergent and rapidly evolving markets, including AI). Similar future events may cause additional interruptions in the global supply chain. Two of our suppliers accounted for 65.4% and 6.3% of total purchases for fiscal year 2024. The same two suppliers accounted for 30.7% and 13.5% of total purchases for fiscal year 2023. The same two suppliers accounted for 11.4% and 18.1% of total purchases for fiscal year 2022. Ablecom and Compuware, related parties, accounted for 4.3%, 6.6% and 8.3% of our total cost of sales for fiscal year 2024, 2023 and 2022, respectively. If any of our largest suppliers discontinue their operations, if our relationships with them are adversely impacted, or there are significant adverse changes to the terms upon which we do business, we could experience a material adverse effect on our business, results of operations and financial condition. See also “— Our cost structure, ability to deliver server solutions to customers, and ability to resolve warranty claims in a timely manner may be adversely affected by volatility of the market for core components and certain materials for our products.”

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

Our server and storage solutions are critical to our customers’ business operations. Our customers require our server and storage solutions to perform at a high level, contain valuable features and be extremely reliable. The design of our server and storage solutions is sophisticated and complex, and the process for manufacturing, assembling and testing our server solutions is challenging. Occasionally, our design or manufacturing processes may fail to deliver products of the quality that our customers require. For example, in the past certain vendors have provided us with defective components that failed under certain applications. As a result, our products needed to be repaired, and we incurred costs in connection with the recall and diverted resources from other projects.

New flaws or limitations in our server and storage solutions may be detected in the future. Part of our strategy is to bring new products to market quickly, and first-generation products may have a higher likelihood of containing undetected flaws. If our customers discover defects or other performance problems with our products, our customers’ business, and our reputation, may be damaged. Customers may elect to delay or withhold payment for defective or underperforming server and storage solutions, request remedial action, terminate contracts for untimely delivery, or elect not to order additional products, which could result in a decrease in revenue, an increase in our provision for doubtful accounts or in collection cycles for accounts receivable or subject us to the expense and risk of litigation. We may incur expense in recalling, refurbishing or repairing defective server and storage solutions sold to our customers or remaining in our inventory. If we do not properly address customer concerns about our products, our reputation and relationships with our customers may be harmed. For all of these reasons, customer dissatisfaction with the quality of our products could substantially impair our ability to grow our business.

SMCI | 2024 Form 10-K | 27

The market in which we participate is highly competitive, and if we do not compete effectively, we may not be able to increase our market penetration, grow our net sales or improve our gross margins.

The market for server and storage solutions is intensely competitive and rapidly changing, particularly with the emergence of new markets (such as AI). Barriers to entry in our market are relatively low and we expect increased challenges from existing as well as new competitors. Some of our principal competitors offer server solutions at a lower price, which has resulted in pricing pressures on sales of our server solutions. We expect further downward pricing pressure from our competitors and expect that we will have to price some of our server and storage solutions aggressively to increase our market share with respect to those products or geographies, particularly for data center and cloud customers and other large sale opportunities. If we are unable to maintain the margins on our server and storage solutions, our operating results could be negatively impacted. In addition, if we do not develop new innovative solutions, or enhance the reliability, performance, efficiency and other features of our existing server and storage solutions, our customers may turn to our competitors for alternatives. In addition, pricing pressures and increased competition generally may also result in reduced sales, less efficient utilization of our manufacturing operations, lower margins or the failure of our products to achieve or maintain widespread market acceptance, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. Competitors may seek to copy our innovations and use cost advantages from greater size to compete aggressively with us on price. Certain customers are also current or prospective competitors and as a result, assistance that we provide to them as customers may ultimately result in increased competitive pressure against us. Furthermore, because of these advantages, even if our application optimized server and storage solutions are more effective than the products that our competitors offer, potential customers might accept competitive products in lieu of purchasing our products. The challenges we face from larger competitors will become even greater if consolidation or collaboration between or among our competitors occurs in our industry. Also, initiatives to establish more industry standard data center configurations, could have the impact of supporting an approach which is less favorable to the flexibility and customization that we offer. These changes could have a significant impact on the market and impact the results of operations. For all these reasons, we may not be able to compete successfully against our current or future competitors, and if we do not compete effectively, our ability to increase our net sales may be impaired.

SMCI | 2024 Form 10-K | 28

The AI industry has driven a portion of our recent success. The AI industry involves significant risks and uncertainties, and the use of AI by our workforce may present risks to our business.

A portion of the recent success of our server and storage solutions has been dependent on the integration of our products and services within the AI industry. However, the global AI market is subject to significant risks and uncertainties, such as evolving regulatory constraints, industry standards and ethical and legal considerations. Additionally, the AI market itself has not yet been fully established and can be influenced by a multitude of factors, such as market needs, legal changes and economic conditions. To the extent the AI market changes or declines, our business and results of operations could be materially and adversely impacted.

Our workforce may use AI tools on an unauthorized basis which poses additional risks relating to the protection of data, including the potential exposure of our proprietary confidential information to unauthorized recipients and the misuse of our or third-party intellectual property. Use of AI technology by our workforce may result in allegations or claims against us related to violation of third-party intellectual property rights, unauthorized access to or use of proprietary information and failure to comply with open-source software requirements. AI technology may also produce inaccurate responses that could lead to errors in our decision-making, solution development or other business activities, which could have a negative impact on our business, operating results and financial condition. Our ability to mitigate these risks will depend on our continued effective training, monitoring and enforcement of appropriate policies and procedures governing the use of AI technology, and compliance by our workforce.

Our results of operations may be subject to fluctuations based upon our investment in corporate ventures and other investments we make.

We have a 30% minority interest in a China corporate venture that was established to market and sell corporate venture branded systems in China based upon products and technology we supply. We record earnings and losses from the corporate venture using the equity method of accounting. Our loss exposure is limited to the remainder of our equity investment in the corporate venture which as of June 30, 2024 and 2023 was $4.6 million and $2.0 million, respectively. We currently do not intend to make any additional investment in this corporate venture. See Note 10, “Related Party Transactions” in the Notes to the Consolidated Financial Statements in this Annual Report. We do not control this corporate venture and any fluctuation in the results of operations of the corporate venture or any other similar transaction that we may enter into in the future could adversely impact, or result in fluctuations in, our results of operations.

In June 2020, the third-party parent company that controls our corporate venture was placed on a U.S. government export control list, along with several related entities. In addition, the United States has further prohibitions on conducting business with certain entities in China, continued to impose additional tariffs, and has placed export control restrictions on products which contain high-end GPUs. If economic conditions or trade disputes, including trade restrictions and tariffs such as those between the United States and China, in the areas in which we market and sell our products and other key potential markets for our products continue to remain uncertain or deteriorate, or if additional export control restrictions are placed on additional products, it may further affect the value of our investment in the corporate venture.

In addition, during fiscal year 2024, we made investments into additional companies, many of which are early stage companies or private companies still defining their strategic direction, several of which are also in emergent markets (such as AI). We may continue to invest in private companies to further our strategic objectives and to support certain key business initiatives. Many of the instruments in which we invest are non-marketable and illiquid at the time of our initial investment, and we are not always able to achieve a return. To the extent any of the companies in which we invest are not successful, we could recognize an impairment and/or lose all or part of our investment. In addition, we have also made some limited investments in public companies, and any investments we make in such companies could create volatility in our results and may generate losses up to the value of the investment.

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

SMCI | 2024 Form 10-K | 29

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
•Compliance with multiple, conflicting and changing governmental laws and regulations (including rapid developments in the area of export control particularly for high-end restricted GPU products);
•Foreign currency fluctuations and inflation;
•Limited visibility into sales of our products by our channel partners;
•Greater concentration of competitors in some foreign markets than in the United States;
•Laws favoring local competitors;
•Weaker legal protections of intellectual property rights and mechanisms for enforcing those rights;
•Market disruptions created by world events, such as a global economic downturn, regional conflicts, or by other public health crises (such as COVID-19, avian flu, SARS and other diseases);
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

We depend on our indirect sales channel partners to assist us in promoting market acceptance of our products. To maintain and potentially increase our revenue and profitability, we will have to successfully preserve and expand our existing distribution relationships as well as develop new channel relationships. Our indirect sales channel partners also sell products offered by our competitors and may elect to focus their efforts on these sales. If our competitors offer our indirect sales channel more favorable terms or have more products available to meet the needs of their customers or utilize the leverage of broader product lines sold through the indirect sales channel, those channel partners may de-emphasize or decline to carry our products. In addition, the order decision-making process in our indirect sales channel is complex and involves several factors, including end customer demand, warehouse allocation and marketing resources, which can make it difficult to accurately predict total sales for the quarter until late in the quarter. We also do not control the pricing or discounts offered by our indirect sales channel partners to the end customers. To maintain our participation in the marketing programs of our indirect sales channel partners, we have provided and expect to continue to offer cooperative marketing arrangements and offer short-term pricing concessions.

The discontinuation of cooperative marketing arrangements or pricing concessions could have a negative effect on our business, results of operations and financial condition. Our indirect sales channel partners could also modify their business practices, such as payment terms, inventory levels or order patterns. Our business may suffer if we are unable to maintain relationships or expand our indirect sales channel. We may experience unexpected changes in payment terms, inventory levels or other practices.

SMCI | 2024 Form 10-K | 30

Legal and Regulatory Risks

We have been, are currently, and may in the future be subject to various lawsuits and other legal proceedings, disputes, claims, and government inquiries and investigations, which could cause us to incur substantial costs or require us to change our business practices in a way that could seriously harm our business.

We have been, are currently, and may in the future be subject to various lawsuits, stockholder derivative actions, class action lawsuits, individual or mass arbitration proceedings, and other types of legal proceedings, as well as other disputes, claims, and regulatory or governmental inquiries and investigations, including with regard to contract or commercial disputes, consumer protection, privacy, data protection, intellectual property, tax, employment, and corporate governance, among other matters. For example, in late 2024, the Company received subpoenas from the Department of Justice and the Securities and Exchange Commission seeking a variety of documents following the publication in a short seller report which was published in August 2024. The Company is cooperating with these document requests and no charges have been brought as of the date of this filing. In addition, if we fail to meet our contractual commitments or otherwise fail to comply with our contractual obligations, then we could be subject to breach of contract or other claims. Any claims, proceedings, individual or mass arbitration demands, or inquiries or investigations initiated by or against us, whether successful or not, may be time-consuming, subject us to damage awards, regulatory orders, consent decrees, injunctive relief, fines, or other penalties or sanctions, require us to change our policies or practices, result in increased operating costs, divert management’s attention, harm our reputation, and require us to incur significant legal fees, other litigation costs and settlement costs, as well as other expenses. In addition, our insurance may not be adequate to protect us from all material expenses related to pending and future claims. Any of these factors could materially and adversely affect our business, financial condition, and results of operations.

Our operations are impacted by complex laws, rules and regulations related to export control to which our business is subject, and rapid changes in such laws, rules, and regulations as well as political and other actions related thereto may adversely impact our business.

We are subject to U.S. and other applicable trade control regulations that restrict with whom we may transact business, including the trade sanctions enforced by the U.S. Treasury, Office of Foreign Assets Control and the export controls enforced by the U.S. Commerce Department’s Bureau of Industry and Security. If we fail to comply with laws and regulations restricting dealings with sanctioned countries or companies and/or persons on restricted lists, we may be subject to civil or criminal penalties. Any future violations could have an adverse impact on our ability to sell our products to United States federal, state and local government and related entities. We have business relationships with companies in China and elsewhere in eastern Europe who have been, or may in the future be, added to a restricted party list. We take steps to minimize business disruption when these situations arise; however, we may be required to terminate or modify such relationships if our activities are prohibited by U.S. or other applicable laws. Further, our association with these parties could subject us to greater scrutiny or reputational harm among current or prospective customers, partners, suppliers, investors, other parties doing business with us or using our products, government enforcement agencies, or the general public. The United States and other countries continually update their lists of export-controlled items and technologies, and may impose new or more-restrictive export requirements on our products in the future. As a result of regulatory changes, we may be required to obtain licenses or other authorizations to continue supporting existing customers or to supply existing products to new customers in China, eastern Europe and elsewhere. Further escalations in trade restrictions or hostilities, particularly between the United States and China, could impede our ability to sell or support our products. Although we historically sold products into Russia before broad sanctions were imposed, we no longer sell products or provide services to Russia. We had last recorded revenue from Russia in February 2022.

Moreover, the increasing focus on the risks and strategic importance of AI technologies has resulted in regulatory restrictions that target products and services capable of enabling or facilitating AI and may in the future result in additional restrictions impacting some or all of our product and service offerings.

Concerns regarding third-party use of AI for purposes contrary to local governmental interests, including concerns relating to the misuse of AI applications, models, and solutions, has resulted in and could in the future result in unilateral or multilateral restrictions on products that can be used for training, modifying, tuning, and deploying large language models (“LLMs”). Such restrictions have limited and could in the future limit the ability of downstream customers and users worldwide to acquire, deploy and use systems that include our products, software, and services, and negatively impact our business and financial results.

SMCI | 2024 Form 10-K | 31

Such restrictions could include additional unilateral or multilateral export controls on certain products or technology, including but not limited to AI technologies and high-performance computing. As geopolitical tensions have increased, products containing semiconductors associated with AI, including GPUs and associated products, are increasingly the focus of export control restrictions proposed by stakeholders in the U.S. and its allies. The United States has imposed unilateral controls restricting GPUs and associated products, and it is likely that additional unilateral or multilateral controls will be adopted. Such controls have been and may again be very broad in scope and application, prohibit us from exporting our products to any or all customers in one or more markets, including but not limited to China, and could tangentially negatively impact our warehousing locations and options, or could impose other conditions that limit our ability to serve demand abroad and could negatively and materially impact our business, revenue and financial results. Export controls targeting products containing GPUs and semiconductors associated with AI, which have been imposed and are increasingly likely to be further tightened, would further restrict our ability to export our technology, products, or services even though competitors may not be subject to similar restrictions, creating a competitive disadvantage for us and negatively impacting our business and financial results. Export controls targeting products containing GPUs and semiconductors associated with AI have subjected and may in the future subject downstream users of our products to additional restrictions on the use, resale, repair, or transfer of our products, negatively impacting our business and financial results. Controls could negatively impact our cost and/or ability to provide services.

Export controls could disrupt our supply chain and distribution channels, negatively impacting our ability to serve demand, including in markets outside China. Repeated changes in the export control rules are likely to impose compliance burdens on our business and our customers, negatively and materially impacting our business.

Increasing use of economic sanctions and export controls has impacted and may in the future impact demand for our products or services, negatively impacting our business and financial results. Reduced demand due to export controls could also lead to excess inventory or cause us to incur related supply charges. Additional unilateral or multilateral controls are also likely to include deemed export control limitations that may also have negative impacts. Additional export restrictions may not only impact our ability to serve overseas markets, but also provoke responses from foreign governments, including China, that negatively impact our supply chain or our ability to provide our products and services to customers in all markets worldwide, which could also substantially reduce our revenue.

In October 2022, U.S. export restrictions and export licensing requirements were imposed targeting China’s semiconductor and supercomputing industries. These restrictions impact exports of software, hardware, equipment and technology used to develop, produce or manufacture certain chips in China (including Hong Kong). At the same time, export restrictions and export license requirements were also imposed on certain GPUs and advanced integrated circuits, as well as computing equipment containing such components, with a focus on China (including Hong Kong). These restrictions impacted certain of our products, including products that contain the NVIDIA A100 and H100 integrated circuits, among others.

In November 2023, the export control restrictions on advanced integrated circuits, supercomputing and other end uses were revised and further expanded to cover additional countries where we sell our products, including in the Middle East, and additional parties based on the location of their headquarters, or the headquarters of their ultimate parent. Compliance with ever-changing regulations is complex and time consuming. We may experience delays in implementing procedures to address the changing regulatory requirements.

In January 2025, the U.S. export control regulations targeting advanced integrated circuits and computing were further revised to include a worldwide authorization requirement for certain of our advanced computing products. New license exceptions were added to the regulations and allow us to export in some cases without the need for an export license, thus expanding upon previous authorizations. However, these new regulations will, depending on the country and ultimate consignee, also place new limits on the number of advanced computing products that we can export to each ultimate consignee per calendar year, and the number of advanced computing products that the Commerce Department will license per-country over a given period to all exporters in the aggregate. These new limitations create a competitive process for obtaining the product allocation associated with these new government authorizations and therefore could disadvantage us against certain of our competitors. The limitations could also prevent us from selling our advanced computing products to the full extent of customer demand in certain countries that have not historically been subject to these limitations.

In some cases, we rely on channel partners and third parties to distribute and resell our products globally. If channel partners, or their customers, do not adhere to the applicable trade compliance requirements, this can subject us to greater scrutiny or reputational harm among current or prospective customers, partners, suppliers, investors, other parties doing business with us or using our products, government enforcement agencies, or the general public.

SMCI | 2024 Form 10-K | 32

In the event export controls require us to transition some operations out of certain geographies, such transitions could be costly and time consuming, and adversely affect our operations during any such transition period. To the extent that a customer requires products covered by the licensing requirements, we may seek a license for the customer. However, the licensing process is time-consuming. We have no assurance that any such license will be granted or that the license application will be acted upon in a timely manner or at all. Even if a license is offered, it may impose burdensome conditions that we or our customer or end users cannot or decide not to accept.

The process to obtain licenses required under recently adopted export control regulations is complicated and time consuming in the event we determine to pursue them, and there are no assurances they may be granted at all. Our competitive position and future results may be harmed, over the long-term, if there are further changes in export controls, including further expansion of the geographic, customer, end use, deemed export, or product scope of the controls, if customers purchase product from competitors, if customers develop their own internal solution, if we are unable to provide contractual warranty or other extended service obligations, if licenses are not granted in a timely manner or denied to significant customers or if we incur significant transition costs. Even if requested licenses are granted, the licenses may be temporary or impose burdensome conditions that we or our customers or end users cannot or choose not to fulfill. The licensing requirements may benefit certain of our competitors, as the licensing process will make our technical support efforts more cumbersome and less certain and encourage customers to pursue alternatives to our products.

Given the increasing strategic importance of AI and rising geopolitical tensions, the export control rules may change again at any time and further subject a wider range of our products to export restrictions and licensing requirements, negatively impacting our business and financial results. In the event of such change, we may be unable to sell our inventory of such products and may be unable to develop replacement products not subject to the licensing requirements, effectively excluding us from markets subject to such restrictions, as well as other impacted markets. Any new control that impacts a wider range of our products would likely have a disproportionate impact on us and may disadvantage us against certain of our competitors that sell products that are outside the scope of such control.

Finally, our business depends on our ability to receive consistent and reliable supplies from our overseas partners, especially in Taiwan. Any new restrictions that negatively impact our ability to receive supply of components, parts, or services from Taiwan, would negatively impact our business and financial results.

Although we attempt to ensure that we, our suppliers, resellers, and partners comply with the applicable import, export, and sanctions laws, we cannot guarantee full compliance by all. Actions of our suppliers, resellers and partners are not within our complete control, and our products could be re-exported to sanctioned persons or countries or provided by our retailers to third persons in contravention of our requirements or instructions or the laws. In addition, there are inherent limitations to the effectiveness of any policies, procedures, and internal controls relating to such compliance, and there can be no assurance that such procedures or internal controls will work effectively at all times or protect us against liability under anti-corruption, sanctions or other laws for actions taken by us, our resellers or partners. Any such potential violation by us, our suppliers, resellers, or our partners could have negative consequences, including government inquiries, investigations, enforcement actions, monetary fines, or civil and/or criminal penalties, and our reputation, brand, and revenue may be harmed.

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

SMCI | 2024 Form 10-K | 33

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

Jurisdictions outside of the European Union are also considering and/or enacting comprehensive data protection legislation. For example, on July 8, 2019, Brazil enacted the General Data Protection Law, or the LGPD, and on June 5, 2020, Japan passed amendments to its Act on the Protection of Personal Information, or the APPI. Both laws broadly regulate the processing of personal information in a manner comparable to the GDPR, and violators of the LGPD and APPI face substantial penalties. We also continue to see jurisdictions, such as Russia, imposing data localization laws, which under Russian laws require personal information of Russian citizens to be, among other data processing operations, initially collected, stored, and modified in Russia. Similarly, on November 1, 2021, China’s Personal Information Protection law came into effect, which places restrictions on the transfer of personal information to third parties within China or overseas. These regulations may deter customers from using services such as ours and may inhibit our ability to expand into those markets or prohibit us from continuing to offer services in those markets without significant financial burden.

In addition, numerous states in the U.S. are also expanding data protection through legislation. For example, California’s Consumer Privacy Act (“CCPA”) gives California residents expanded privacy rights and protections and provides for civil penalties for violations and a private right of action for data breaches. Further, California voters approved the ballot initiative known as the California Privacy Rights Act of 2020 (“CPRA”), enforcement of which began on July 1, 2023. The CPRA significantly expands privacy rights for California consumers and creates additional obligations on businesses, which could subject us to additional compliance costs as well as potential fines, individual claims and commercial liabilities. The CPRA also establishes the California Privacy Protection Agency, which has the power to implement and enforce the CCPA and CPRA through administrative actions, including administrative fines. The effects of the CCPA and the CPRA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses to comply and increase our potential exposure to regulatory enforcement and/or litigation.

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

We have developed and implemented policies and procedures to address applicable data privacy and protection law requirements. However, because the interpretation and application of many privacy and data protection laws, commercial frameworks, and standards are uncertain, it is possible that these laws, frameworks, and standards may be interpreted and applied in a manner that is inconsistent with our existing data protection practices. If so, we and our customers are at risk of enforcement actions taken by data protection authorities or litigation from consumer advocacy groups acting on behalf of data subjects. In addition to the possibility of fines, lawsuits, breach of contract claims, and other claims and penalties, we could be required to fundamentally change our business activities and practices or modify our solutions, which could materially adversely affect our business, results of operations and financial condition. Furthermore, applicable data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators and investors, of security incidents, and mandatory disclosure of such incidents could lead to negative publicity.

SMCI | 2024 Form 10-K | 34

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

We are also subject to the Section 1502 of the Dodd Frank Act concerning the supply of certain minerals coming from the conflict zones in and around the Democratic Republic of Congo and adhere to broader industry best practices to source minerals responsibly from all Conflict-Affected and High-Risk Areas ("CAHRA"). These requirements and best practices can affect the cost and ease of sourcing minerals used in the manufacture of electronics.

SMCI | 2024 Form 10-K | 35

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

In addition, while we have implemented policies, internal controls and other measures reasonably designed to promote compliance with applicable anti-corruption and anti-bribery laws and regulations, our employees or agents may engage in improper conduct for which we could be held responsible. If we, or our employees or agents acting on our behalf, are found to have engaged in practices that violate these laws and regulations, we could suffer severe fines and penalties, profit disgorgement, injunctions on future conduct, securities litigation, bans on transacting government business and other consequences that may have a material adverse effect on our business, results of operations and financial condition. In addition, our brand and reputation, our sales activities or our stock price could be adversely affected if we become the subject of any negative publicity related to actual or potential violations of anti-corruption, anti-bribery or other similar applicable laws and regulations.

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

These anti-takeover defenses could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and cause us to take corporate actions other than those stockholders’ desire.

SMCI | 2024 Form 10-K | 36

The U.S. Government implemented an outbound investment review mechanism effective January 2, 2025, which may prevent us from taking advantage of investment opportunities outside the United States that could otherwise be advantageous to our stockholders.

On October 28, 2024, the Office of Investment Security of the U.S. Department of the Treasury issued a final rule to implement President Biden’s August 2023 Executive Order on Addressing United States Investments in Certain National Security Technologies and Products in Countries of Concern (the “EO”). The EO provided for the establishment of a new and targeted national security regulatory framework directed at controlling outbound investment from the United States in certain sensitive industry sectors in China (including Hong Kong and Macau), effective January 2, 2025.

The new framework imposes notification requirements and prohibitions on specified investments by U.S. persons in the semiconductor and microelectronics sector, quantum information technologies, and artificial intelligence systems.

Within the semiconductor and microelectronics sector, prohibited investments will include certain covered investments in electronic design automation software; certain fabrication and advanced packaging tools; the design, fabrication, or packaging of certain advanced integrated circuits, and supercomputers. Notifiable investments will include any covered investments related to the design, fabrication, or packaging of integrated circuits not otherwise covered by the prohibition.

Given the breadth of the notification requirement as applicable within the semiconductor industry, we will likely be subject to increased regulatory burden to engage in certain investments in China. Such a mechanism could negatively impact our ability to realize value from certain existing and future investments, including by limiting exit opportunities or causing us to favor buyers that may avoid complex notification requirements, even in circumstances where other buyers may offer better terms or more consideration. There can be no assurances that we will be able to maintain or proceed with investments on terms acceptable to us. It is possible that the outbound investment reporting requirements and prohibitions could adversely affect our business, financial condition, and operating results.

Financial Risks

Our indebtedness, liabilities, and other contractual obligations could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to meet those obligations.

As of June 30, 2024, we had approximately $2.2 billion of consolidated indebtedness, including $1.7 billion principal amount of the 2029 Convertible Notes. As of January 31, 2025, we had approximately $1.9 billion of consolidated indebtedness, including $1.7 billion principal amount of our 2029 Convertible Notes and on February 20, 2025, we issued $700.0 million aggregate principal amount of our 2028 Convertible Notes. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

•Increasing our vulnerability to adverse economic and industry conditions;
•Limiting our ability to obtain additional financing;
•Requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes
•Limiting our flexibility to plan for, or react to, changes in our business;
•Diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of the 2029 Convertible Notes or 2028 Convertible Notes, as applicable; and
•Placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

SMCI | 2024 Form 10-K | 37

Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves to pay amounts due under our indebtedness, including the Convertible Notes, as well as other contractual obligations. For example, in connection with the MCSA we entered into in June 2024, we executed a long-term data center space from a supplier and concurrently sublicensed all of our rights and obligations related to such data center space to another party. While we are charging an additional monthly charge to the party to whom we are sublicensing the data center space, on top of the estimated over $600.0 million financial obligation we have to the supplier for the term of the lease for the data center space, no assurances can be given that this arrangement will be successful or profitable, particularly if the party to whom we are sublicensing the data center space defaults on its obligations to us. If we are unsuccessful in recovering our costs related to our lease of data center space, or if we are otherwise unable to meet our obligations under the MCSA, our business, financial condition, and results of operations may be adversely affected. For more information about the MCSA and the data center space lease arrangements, see Part I, Item 1. “Business - Data Center Space Lease” and Note 13, “Commitments and Contingencies” in the Notes to the Consolidated Financial Statements.

Additionally, we plan to continue making significant investments to support our business growth and may require additional funds to address business challenges. Our future capital requirements may vary materially from those currently planned and will depend on many factors including our growth rate and the continuing market acceptance of our products. Any future indebtedness that we may incur may contain financial and other restrictive covenants and obligations that limit our ability to operate our business, raise capital or make payments under our other indebtedness or contractual obligations. Failure to comply with these covenants or obligations, or to make required payments on time, could result in a default or material breach, potentially accelerating the repayment of that debt or resulting in the breach of contracts, which could in turn harm our business. See also, “Risks Related to our Delinquent SEC Reporting Obligations.”

We may be unable to raise the funds necessary to repurchase the 2029 Convertible Notes or the 2028 Convertible Notes for cash following a fundamental change, to repay the outstanding principal and accrued interest upon an event of default, or to pay any cash amounts due upon conversion, and there may be other limits on our ability to repurchase the 2029 Convertible Notes or 2028 Convertible Notes or pay cash upon their conversion.

Noteholders may require us to repurchase their 2029 Convertible Notes or 2028 Convertible Notes, as applicable, following a fundamental change (as defined in the respective indenture for such notes, which includes the delisting of our common stock) at a cash repurchase price generally equal to the principal amount of the relevant series of convertible notes to be repurchased, plus accrued and unpaid interest. Upon an event of default (as defined in the indenture for such notes), we may be required to repay the outstanding principal amount of the 2029 Convertible Notes or the 2028 Convertible Notes, plus accrued and unpaid interest. In addition, upon conversion, we will satisfy part or all of our conversion obligations in cash unless we elect to settle conversions solely in shares of our common stock (other than cash in lieu of any fractional shares). We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the 2029 Convertible Notes or the 2028 Convertible Notes, repay the amounts owed under the relevant convertible notes in an event of default, or pay any cash amounts due upon conversion. Our ability to pay cash upon conversion of the relevant series of convertible notes depends in part on our future performance, which is subject to economic, financial, competitive and other factors including, but not limited to, rising inflation, elevated interest rates, and other negative macroeconomic factors, some of which are out of our control. Our business may not generate cash flow to service our debt. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive, which could have a material adverse effect on our financial condition.

In addition, applicable law, regulatory authorities and agreements governing our other indebtedness may restrict our ability to repurchase the 2029 Convertible Notes or 2028 Convertible Notes, as applicable, or pay any cash amounts due upon conversion. Our failure to repurchase the 2029 Convertible Notes or 2028 Convertible Notes, as applicable, or pay any cash amounts due upon conversion when required will constitute a default under the 2029 Convertible Notes Indenture or the indenture governing the 2028 Convertible Notes (the “2028 Convertible Notes Indenture”), as applicable. A default under the 2029 Convertible Notes Indenture or the 2028 Convertible Notes Indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the 2029 Convertible Notes or the 2028 Convertible Notes. See also, “Risks Related to our Delinquent SEC Reporting Obligations.”

SMCI | 2024 Form 10-K | 38

Provisions in the 2029 Convertible Notes Indenture and the 2028 Convertible Notes Indenture could delay or prevent an otherwise beneficial takeover of us.

Certain provisions in the 2029 Convertible Notes, the 2028 Convertible Notes, and the indentures governing such convertible notes could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change, then noteholders will have the right to require us to repurchase their convertible notes for cash. In addition, if a takeover constitutes a make-whole fundamental change (as defined in the 2029 Convertible Notes Indenture and the 2028 Convertible Notes Indenture, as applicable), then we may be required to temporarily increase the conversion rate of the 2029 Convertible Notes or 2028 Convertible Notes, as applicable, which could increase the cash cost of acquiring us or increase dilution to the potential acquiror. In either case, and in other cases, our obligations under the 2029 Convertible Notes, the 2028 Convertible Notes, the 2029 Convertible Notes Indenture, and the 2028 Convertible Notes Indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that noteholders or holders of our common stock may view as favorable.

The capped call transactions entered into in connection with the issuance of the 2029 Convertible Notes may affect our common stock.

In connection with the offering of the 2029 Convertible Notes, we entered into privately negotiated capped call transactions with the capped call counterparties. The capped call transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of the 2029 Convertible Notes or offset any potential cash payments we are required to make in excess of the principal amount of converted 2029 Convertible Notes, as the case may be, with such reduction or offset subject to a cap. In connection with the amendment of the 2029 Convertible Notes, we entered into agreements to amend certain terms of the capped call transactions. Following such amendment of the capped call transactions, the capped call counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 2029 Convertible Notes (and are likely to do so during any observation period related to a conversion of 2029 Convertible Notes or following any repurchase of the 2029 Convertible Notes by us to the extent we elect to unwind a corresponding portion of the capped call transactions in connection with such repurchase). This activity could also cause or avoid an increase or a decrease in the market price of our common stock.

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

In addition, the capped call transactions are complex, and they may not operate as planned. For example, the terms of the capped call transactions may be subject to adjustment, modification or, in some cases, renegotiation if certain corporate or other transactions occur, including in connection with the amendment to the 2029 Convertible Notes, which lowered the applicable cap price to align with the amended terms of the 2029 Convertible Notes. Accordingly, these transactions may not operate as we intend if we are required to adjust their terms as a result of transactions in the future or upon unanticipated developments that may adversely affect the functioning of the capped call transactions.

SMCI | 2024 Form 10-K | 39

Conversion of our 2029 Convertible Notes or 2028 Convertible Notes may dilute the ownership interest of existing stockholders or may otherwise depress the price of our common stock.

Despite the entry into the capped call transactions in connection with the 2029 Convertible Notes, the conversion of some or all of the 2029 Convertible Notes or the conversion of some or all of the 2028 Convertible Notes, to the extent we deliver shares upon conversion, will likely dilute the ownership interests of existing stockholders. We did not enter into equivalent capped call transactions with respect to the 2028 Convertible Notes, so we do not have any protection against dilution or cash payments upon conversion of the 2028 Convertible Notes above the applicable conversion price. Any sales in the public market of the 2029 Convertible Notes or the 2028 Convertible Notes or our common stock issuable upon conversion of the relevant convertible notes could adversely affect prevailing market prices of our common stock. In addition, the existence of the 2029 Convertible Notes or the 2028 Convertible Notes may encourage short selling by market participants because the conversion of the 2029 Convertible Notes or the 2028 Convertible Notes could be used to satisfy short positions, or anticipated conversion of the 2029 Convertible Notes or the 2028 Convertible Notes into shares of our common stock could depress the price of our common stock.

Our research and development expenditures, as a percentage of our net sales, are considerably higher than many of our competitors and our earnings will depend upon maintaining revenues and margins that offset these expenditures.

One of our key strategies is to focus on being consistently first-to-market with flexible and application optimized server and storage systems that take advantage of our own internal development and the latest technologies offered by microprocessor manufacturers and other component vendors. Consistent with this strategy, we believe we spend higher amounts, as a percentage of revenues, on research and development costs than many of our competitors. If we cannot sell our products in sufficient volume and with adequate gross margins to compensate for such an investment in research and development, our earnings may be materially and adversely affected.

Our future effective income tax rates could be affected by changes in the relative mix of our operations, our relative income among different geographic regions and domestic and foreign income tax laws, which could affect our future operating results, financial condition and cash flows.

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

In recent years, numerous legislative, judicial, and administrative changes have been made to tax laws applicable to us and similar companies. The Organization for Economic Co-operation and Development (the “OECD”) has introduced a framework to implement a global minimum corporate tax of 15% applicable to large multinational corporations, referred to as Pillar Two or the minimum tax directive. Many countries, including countries in which we operate, have enacted or are in the process of enacting laws based on the Pillar Two proposal that will start to become effective for our fiscal year ending June 30, 2025 (“fiscal year 2025”). While we do not currently expect the minimum tax directive to have a material impact on our effective tax rate, our analysis is ongoing as the OECD continues to release additional guidance and countries implement legislation. To the extent additional changes take place in the countries in which we operate, it is possible that these legislative changes and efforts may increase uncertainty and have an adverse impact on our effective tax rates or operations.

Our future effective tax rate may also be affected by a variety of factors, including changes in our business or statutory rates, our mix of earnings in countries with differing statutory tax rates, available tax incentives, credits and deductions, the expiration of statutes of limitations, changes in accounting principles, adjustments to income taxes upon finalization of tax returns, increases in expenses not deductible for tax purposes, the estimates of our deferred tax assets and liabilities and deferred tax asset valuation allowances, changing interpretation of existing laws or regulations, the impact of accounting for business combinations, as well as changes in the domestic or international organization of our business and structure. Furthermore, the tax effects of accounting for stock-based compensation and volatility in our stock price may significantly impact our effective tax rate in the period in which they occur. An increase in our stock price may result in increased future tax benefits from stock-based compensation, decrease our effective tax rate and positively affect our financial results. Conversely, a decline in our stock price may result in reduced future tax benefits from stock-based compensation, increase our effective tax rate and adversely affect our financial results.

SMCI | 2024 Form 10-K | 40

Backlog does not provide a substantial portion of our net sales in any quarter.

While we had greater than normal backlog during certain periods of fiscal year 2024, historically, our net sales are difficult to forecast because we do not have sufficient backlog of unfilled orders or sufficient recurring revenue to meet our quarterly net sales targets at the beginning of a quarter. Rather, a majority of our net sales in any quarter depend upon customer orders that we receive and fulfill in that quarter. Because our expense levels are based in part on our expectations as to future net sales and to a large extent are fixed in the short term, we might be unable to adjust spending in time to compensate for any shortfall in net sales. Accordingly, any significant shortfall of revenues in relation to our expectations would harm our operating results.

Risks Related to Owning Our Stock

The trading price of our common stock has been and is likely to be volatile.

The trading prices of technology company securities historically have been highly volatile. In addition, the global markets have been volatile, and experienced volatility as a result of matters such as the prior COVID-19 pandemic, a global economic downturn and regional conflict. The trading price of our common stock has been and is likely to continue to be subject to wide fluctuations. Factors, in addition to those outlined elsewhere in this filing, that may affect the trading price of our common stock include:

•The circumstances discussed in the Explanatory Note in this Annual Report;
•If our common stock is delisted or the possibility thereof;
•False or misleading press releases or articles regarding our company or our products, including the Report and similar publications;
•Actual or anticipated variations in our operating results, including failure to achieve previously provided guidance;
•Announcements of technological innovations, new products or product enhancements, strategic alliances or significant agreements by us or by our competitors;
•Continued rapid evolution of the markets in which we compete, including AI;
•Changes in recommendations by any securities analysts that elect to follow our common stock;
•The financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
•The loss of a key customer or supplier;
•The loss of key personnel;
•Technological advancements rendering our products less valuable;
•Lawsuits filed against us;
•Changes in laws or regulations applicable to us (including export control regulations);
•Increased scrutiny from stockholders, regulators, and others regarding our corporate sustainability practices;
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

SMCI | 2024 Form 10-K | 41

Future sales of shares by existing stockholders, including any shares that have vested or may in the future vest under each of the 2021 CEO Performance Award and the 2023 CEO Performance Award, could cause our stock price to decline.

Attempts by existing stockholders to sell substantial amounts of our common stock on the public market could cause the trading price of our common stock to decline significantly. All our shares are eligible for sale in the public market, including shares held by directors, executive officers and other affiliates, sales of which are subject to volume limitations and other requirements under Rule 144 under the Securities Act. In addition, shares subject to outstanding options and reserved for future issuance under our stock option plans, including those underlying each of the 2021 CEO Performance Award and the 2023 CEO Performance Award that have vested or vest in the future, are eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements. See “Item 11. Executive Compensation – Compensation Discussion and Analysis (“CD&A”) – Fiscal Year 2024 CEO Compensation – Discussion and Analysis of 2023 CEO Performance Award.” If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline.

The 10,000,000 shares of our common stock underlying the 2021 CEO Performance Award have fully vested and are subject to the risks discussed above. Furthermore, tranches of the 2023 CEO Performance Award may vest, subject to the achievement of specified annualized revenue milestones (the “Annualized Revenue Milestones”) and a matching stock price milestone, and if such tranches do vest, they would be subject to the risks discussed above. In connection therewith, the Company has determined that all five Annualized Revenue Milestones specified in the 2023 CEO Performance Award are “probable of achievement,” for purposes of determining whether to recognize expense associated with the applicable tranche. Such determination is based upon management’s subjective judgment and is not a guarantee that it will be achieved. See Note 11, "Stock-based Compensation and Stockholders’ Equity" in the Notes to Consolidated Financial Statements.

The concentration of our capital stock ownership with insiders likely limits your ability to influence corporate matters.

As of January 31, 2025, our executive officers, directors, current five percent or greater stockholders and affiliated entities together beneficially owned 38.5% of our common stock, net of treasury stock. As a result, these stockholders, acting together, have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

We do not expect to pay any cash dividends in the foreseeable future.

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

Our ability to create energy saving products will be a part of climate change mitigation, and we believe it is one of the keys to our business success. In addition, climate change reporting and product certification are increasingly sought by customers and regulators. If we do not satisfy customer requirements for products that help mitigate climate change, and document how they contribute to such change, it could have a material adverse impact on our business, operating results, and financial conditions.

SMCI | 2024 Form 10-K | 42

Expectations and evolving laws and regulations relating to environmental, social and governance considerations expose us to potential liabilities, reputational harm and other unforeseen adverse effects on our business.

Many governments, regulators, investors, employees, customers and other stakeholders are increasingly focused on environmental, social and governance considerations relating to businesses, including climate change and greenhouse gas emissions, human capital and diversity, equity and inclusion. We make statements about our environmental, social and governance goals and initiatives through information provided on our website, press statements and other communications. Responding to these environmental, social and governance considerations and implementation of these goals and initiatives involves risks and uncertainties and requires ongoing investments. The success of our goals and initiatives may be impacted by factors that are outside our control. In addition, some stakeholders may disagree with our goals and initiatives and the focus and views of stakeholders may change and evolve over time and vary depending on the jurisdictions in which we operate. Also, we and our suppliers are subject to, and may become subject to, evolving laws and regulations pertaining to ESG matters. Changing rules and regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations. Any failure, or perceived failure, by us to achieve our goals, further our initiatives, adhere to our public statements, make complete or accurate statements with respect to such matters, comply with federal, state or international environmental, social and governance laws and regulations, or meet evolving and varied stakeholder expectations and views could materially adversely affect our business, reputation, results of operations, financial position and stock price.

Our business and operations may be impacted by natural disaster events, including those brought on by climate change.

Land, sea and air routes between economic centers are subject to weather events exacerbated by climate change and can disrupt commercial activity. Our most significant business offices, research and development, and manufacturing locations, are in the San Jose, California area and in Taiwan. We are also in the process of developing manufacturing operations in Malaysia. Each region is subject to climate change events and is known for earthquakes. For example, extreme heat and wind coupled with dry conditions in Northern California may lead to power safety shut offs due to wildfire risk, which can have adverse implications for our San Jose, California headquarter offices, including impairing the ability of our employees to work effectively. While we have adopted a business continuity plan and are taking steps to further diversify our manufacturing locations, there is no certainty it will be effective for significant natural disasters, which could have a material adverse impact on business, operating results, and financial condition.

Growing concerns over climate change may also lead to transition risks, such as changes in customer preferences or changing regulatory and legal requirements. Shifts in customer preferences could increase demand for more sustainable solutions and services, potentially forcing us to incur additional costs or alter our operations to meet these demands. Additionally, we may face increased costs for supplies or components that meet specific regulatory standards, potentially affecting the pricing of our products. If we fail to manage these transition risks, customer demand for our products and services could decrease.

Item 1B.    Unresolved Staff Comments

    None.

Item 1C.    Cybersecurity

Risk Management and Strategy

We have in place certain infrastructure, systems, policies, and procedures that are designed to proactively and reactively address risks from cybersecurity threats. Our information security management program seeks to follow processes set forth in recognized industry standards, and we evaluate and evolve our security measures as appropriate. We maintain a cybersecurity incident response plan that we periodically practice and update as needed. The identification, assessment and management of cybersecurity risk is integrated into our overall enterprise risk management program that is ultimately overseen by the Board.

We consult with external parties, such as third-party cybersecurity firms, to provide, among other things, monitoring of systems, threat intelligence, and employee cybersecurity training. We also use third parties to assist our risk management processes by conducting security assessments.

SMCI | 2024 Form 10-K | 43

We have a vendor risk assessment process to oversee and identify risks from cybersecurity threats associated with our use of third-party service providers. These processes consist of the distribution and review of questionnaires designed to identify cybersecurity risks associated with the engagement of third parties. We also periodically audit cybersecurity practices of certain third-party service providers.

We employ a number of protective measures, including firewalls, anti-virus and endpoint detection and response technologies, regular annual training of employees with respect to cybersecurity and testing employee competence with anti-phishing policies followed up by additional remedial training as needed.

While there have been cyber incidents in the past, none of these incidents, individually or in aggregate, had a material adverse effect on our business strategy, operations, or financial conditions. Refer to “Risk factors” in Item 1A of this Form 10-K for additional information about cybersecurity-related risks.

Governance

As part of its broader risk oversight activities, our Board maintains oversight of cybersecurity matters, including managing and assessing risks from cybersecurity threats. The Audit Committee also reviews the adequacy and effectiveness of our information security policies and practices and the internal controls regarding information security risks. The Audit Committee receives updates relating to cybersecurity risk from management, including from our Director of Information Security. The Board also periodically receives reports on risks from cybersecurity threats from our Director of Information Security.

Cybersecurity risk is primarily managed by our Directors of Information Security and Information Technology. These individuals have decades of experience in managing cybersecurity risk for public companies. Additionally, we have established a cross-functional Cybersecurity Committee, consisting of executive-level leadership, including representatives from the Finance, Marketing, IT, Legal, Internal Audit, and other teams, that meets periodically to review cybersecurity risks, incidents, and assess emerging threats. The Committee is also informed of our responses to such risks, incidents and threats.

Our cybersecurity incident response plan also contains mechanisms to notify executive management of cybersecurity incidents. As part of the plan, an executive-level leadership team may be activated and can act to direct our response efforts, to include mitigation and remediation activities, when appropriate.

Item 2.        Properties

As of June 30, 2024, we owned approximately 2,483,000 square feet and leased approximately 1,046,000 square feet of office and manufacturing space, which does not include any leases executed but not commenced. Our long-lived assets, excluding leases, located outside of the United States represented 31.9% of total value of long-lived assets in fiscal year 2024. In addition, we lease various offices, warehouses and other premises in United States and throughout the world. See Note 15, “Segment Reporting” in the Notes to the Consolidated Financial Statements in this Annual Report for a summary of long-lived assets by geographic region.

Our principal executive offices, research and development center and production operations are in San Jose, California where we own approximately 1,517,000 square feet of office and manufacturing space. We lease approximately 259,000 square feet of warehouse space in San Jose, California under a lease that expires in October 2030, lease approximately 246,000 square feet of warehouse space in Fremont, California under a lease that expires in July 2025, lease approximately 46,000 square feet of office space in San Jose, California under a lease that expires in January 2028, lease approximately 28,000 square feet of warehouse space in Milpitas, California under a lease that expires in March 2027, and lease approximately 5,000 square feet of office space in Jersey City, New Jersey under a lease that expires in July 2025. On February 9, 2024, we consummated the purchase of certain real estate for $80.0 million in San Jose, California. Such purchased real estate was previously under lease, leading to the de-recognition of the related ROU asset of $7.9 million and lease liability of $8.3 million. On September 18, 2024, we entered into an agreement for approximately 63,177 square feet of office and manufacturing space in Milpitas, California under a new lease that expires in August 2035.

Additionally, we own 36 acres of land in San Jose, California that would allow us to expand our Green Computing Park. We completed the construction of our third new manufacturing and warehouse building with approximately 209,000 square feet of space in June 2021. We financed this development through our operating cash flows and borrowings from banks. See Note 7, “Lines of Credit and Term Loans” in the Notes to the Consolidated Financial Statements in this Annual Report for a discussion of our debt.

SMCI | 2024 Form 10-K | 44

Our European headquarters for manufacturing and service operations is located in Den Bosch, the Netherlands where we own approximately 12,000 square feet of office space and lease approximately 203,000 square feet of office and manufacturing space under five leases, which expire in June 2026. As of August 1, 2024, we took possession of an additional approximately 147,000 square feet of office and warehouse space under a new lease that expires in August 2029.

In Asia, our manufacturing facilities are in Taoyuan County, Taiwan where we own approximately 954,000 square feet of office and manufacturing space on 6.77 acres of land. These manufacturing facilities are pledged as security under the existing loans with $55.7 million remaining outstanding as of June 30, 2024. Our research and development center, service operations, and warehouse space in Asia are in an approximately 133,000 square feet facility in Taipei and Hsinchu, Taiwan under sixteen leases that expire at various dates ranging from February 2025 through March 2029 and an approximately 93,000 square feet facility in Taoyuan, Taiwan under four leases that expire from at various dates ranging from June 2026 through December 2028.

We are also adding a new manufacturing facility in Malaysia. We believe that our existing facilities in San Jose, California, Taiwan, and Netherlands and the development of our new facility in Malaysia are suitable and adequate for our present purposes and that the productive capacity of such facilities is substantially being utilized or we have plans to utilize such capacity.

Item 3.        Legal Proceedings

The information required by this item is incorporated herein by reference to the information set forth in Note 13 “Commitments and Contingencies” in the Notes to the Consolidated Financial Statements included in this Annual Report.

Due to the inherent uncertainties of legal proceedings, we cannot predict the outcome of these proceedings at this time, and we can give no assurance that they will not have a material adverse effect on our financial position or results of operations.

Item 4.        Mine Safety Disclosures

Not applicable.
SMCI | 2024 Form 10-K | 45

PART II

Item 5.        Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

We became a public company in March 2007, prior to which there was no public market for our common stock. On January 14, 2020, our common stock was relisted on the NASDAQ Global Select Market under the symbol “SMCI".

Holders

As of January 31, 2025, there were 19 registered stockholders of record of our common stock. Because most of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these holders of record.

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

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be "filed" with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Super Micro Computer, Inc. under the Securities Act of 1933, as amended, (the “Exchange Act”).

The following graph compares our cumulative five-year total stockholder return on our common stock with the cumulative return of the Nasdaq Computer Index and Nasdaq Composite Index. The graph reflects an investment of $100 (with reinvestment of all dividends, if any) in our common stock, the Nasdaq Computer Index and the Nasdaq Composite Index on June 30, 2019, and our relative performance tracked through June 30, 2024. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

SMCI | 2024 Form 10-K | 46

	6/30/2019	6/30/2020	6/30/2021	6/30/2022	6/30/2023	6/30/2024
Super Micro Computer, Inc.	100.00	146.72	181.81	208.53	1,288.11	4,234.37
Nasdaq Composite Index	100.00	125.64	181.16	137.75	172.21	221.48
Nasdaq Computer Index	100.00	143.26	215.38	175.67	241.06	348.47

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the three months ended June 30, 2024, we did not repurchase any shares of our common stock.

SMCI | 2024 Form 10-K | 47

Item 6.        [Reserved]

SMCI | 2024 Form 10-K | 48

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

Overview

We are a Silicon Valley-based provider of Rack Scale Total Solutions built from our extensive portfolio of server and storage systems. Our systems are application-optimized high performance and high-efficiency server and storage systems developed for a variety of markets, including the cloud service provider market, the enterprise market, the OEM appliance and large data center market, and the emerging 5G/Telco/Edge/IOT market. Our Total IT Solutions include direct liquid-cooled and air-cooled rack-scale solutions, complete servers, storage systems, modular blade servers, blades, workstations, networking devices, server sub-systems, server management and security software. We also provide global support and services to help our customers install, upgrade and maintain their computing infrastructure.

We commenced operations in 1993 and have been profitable every year since inception. For fiscal years 2024, 2023 and 2022, our net income was $1.15 billion, $640.0 million and $285.2 million, respectively. In order to increase our sales and profits, we believe that we must continue to develop flexible and application optimized server and storage solutions and be among the first to market with new features and products and deliver Total IT Solutions that combine server, storage, networking and software that is integrated, validated and delivered at the rack and cluster (multi-rack) level. We must also continue to expand our software and customer service and support offerings, particularly as we increasingly focus on larger enterprise and large data center customers. Additionally, we must focus on development of our sales partners and distribution channels to further expand our market share. We measure our financial success based on various indicators, including growth in net sales, gross profit margin, operating margin, and growth in net income per common share. Among the key non-financial indicators of our success is our ability to rapidly introduce new products and deliver the latest application-optimized server and storage solutions. In this regard, we work closely with microprocessor and other key component vendors to take advantage of new technologies as they are introduced. Historically, our ability to introduce new products rapidly has allowed us to benefit from technology transitions such as the introduction of new GPUs, microprocessors and storage technologies. As a result, we monitor the product introduction cycles of NVIDIA Corporation, Intel Corporation, Advanced Micro Devices, Inc., Broadcom Inc., Samsung Electronics Company Limited, Micron Technology, Inc. and others closely and carefully. This also impacts our research and development expenditures as we continue to invest more in our current and future product development efforts.

Artificial Intelligence and Data Centers

The increased use of AI, which has required increased datacenter capabilities, has substantially increased demand for our products in the recent past. We expect that the AI market, and thus the need for additional datacenter capabilities and liquid cooling, will continue to strengthen, and we will continue to enhance our product capabilities and breadth of our service offerings to meet the demand of the AI market and datacenters. We believe that time to market, quality and optimized design of our AI products meet the unique needs of the AI market, which differentiates us from many of our competitors and will lead us to secure an even greater market share going forward.

Macroeconomic Factors

Our business and financial outlook have experienced, and may continue to face, challenges due to adverse macroeconomic conditions and uncertainties. These factors encompass labor shortages, disruptions in the supply chain, inflation, higher interest rates, and fluctuations in capital markets.

Financial Highlights

The following is a summary of financial highlights of fiscal years 2024 and 2023:

•Net sales increased by 110.4% in fiscal year 2024 as compared to fiscal year 2023.

•Gross margin declined to 13.8% in fiscal year 2024 from 18.0% in fiscal year 2023, primarily due to our strategy to offer competitive pricing to gain market share, change in product and customer mix, and higher manufacturing related expenses.
SMCI | 2024 Form 10-K | 49

•Operating expenses increased by 63.0% in fiscal year 2024 as compared to fiscal year 2023, primarily due to higher headcount including salary increases and stock-based compensation.

•Net income increased to $1,152.7 million in fiscal year 2024 as compared to $640.0 million in fiscal year 2023, which was primarily due to the higher net sales, partially offset by lower gross margin and higher operating expenses in fiscal year 2024 as compared to fiscal year 2023.

•Our cash and cash equivalents were $1,669.8 million and $440.5 million at the end of fiscal years 2024 and 2023, respectively. In fiscal year 2024, net increase in cash, cash equivalents and restricted cash of $1,229.3 million, comprised of $3,911.7 million provided by financing activities primarily due to proceeds from our offerings of common stock and sale of our 2029 Convertible Notes offset by $2,486.0 million used in operating activities primarily due to cash required for working capital, and $194.2 million cash used in investing activities primarily due to $124.3 million in purchases of property and equipment.

Critical Accounting Estimates

General

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, net sales and expenses. We evaluate our estimates on an on-going basis based on a) historical experience, and b) assumptions we believe to be reasonable under the circumstances and are not readily apparent from other sources, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Because these estimates can vary depending on the situation, actual results may differ from the estimates. Making estimates and judgments about future events is inherently unpredictable and is subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material impact on our results of operations, financial position and statement of cash flows. These estimates have not fluctuated significantly for fiscal year 2024 compared to prior fiscal years.

A summary of significant accounting policies is included in Note 1, “Organization and Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in this Annual Report. Management believes the following are the most critical accounting policies and reflect the significant estimates and assumptions used in the preparation of the consolidated financial statements.

Revenue Recognition

We generate revenue from the sale of server and storage systems, including systems and related services, subsystems and accessories.

We apply judgment in determining the transaction price as we may be required to estimate variable consideration when determining the amount of revenue to recognize. As part of determining the transaction price in contracts with customers, we estimate reserves for future sales returns based on a review of our history of actual returns for each major product line. Based upon historical experience, a refund liability is recorded at the time of sale for estimated product returns and an asset is recognized for the amount expected to be recorded in inventory upon product return, less the expected recovery costs.

SMCI | 2024 Form 10-K | 50

We allocate the transaction price of each customer contract to each performance obligation based on the relative standalone selling price ("SSP") for each performance obligation within each contract. We recognize the amount of transaction price allocated to each performance obligation within a customer contract as revenue at the time the respective performance obligation is satisfied by transferring control of the promised good or service to a customer. Determining the relative SSP for contracts that contain multiple performance obligations requires significant judgment. We determine standalone selling prices based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, we apply judgment to estimate the SSP. For substantially all of the performance obligations, we are able to establish the SSP based on the observable prices of products or services sold separately in comparable circumstances to similar customers. We typically establish an SSP range for our products and services, which is reassessed on a periodic basis or when facts and circumstances change. SSP for our products and services can evolve over time due to changes in our pricing practices, internally approved pricing guidelines with respect to geographies, customer type, internal costs, and gross margin objectives for the related performance obligations which can also be influenced by intense competition, changes in demand for our products and services, economic and other factors.

Revenue is recognized either over time or at a point in time, depending on when control of the underlying products or services are transferred to the customer, which may require judgment. Revenue is recognized at a point in time for products. Revenue is recognized over time for services provided.

Inventories

Inventories are stated at lower of cost, using weighted average cost method, or net realizable value. Net realizable value is the estimated selling price of our products in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Inventories consist of raw materials (principally electronic components), work in process (principally products being assembled) and finished goods (principally finished products and products ready for sale). We evaluate inventory on a quarterly basis for lower of cost or net realizable value and excess and obsolescence and, as necessary, write down the valuation of inventories based upon our inventory aging, forecasted sales, anticipated selling price, product obsolescence and other factors. Once inventory is written down, its new value is maintained until it is sold or scrapped.

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

SMCI | 2024 Form 10-K | 51

Stock-Based Compensation

We measure and recognize compensation expenses for all share-based awards made to employees and non-employees, including stock options, restricted stock units ("RSUs") and performance-based restricted stock units (“PRSUs”). We recognize the grant date fair value of all share-based awards over the requisite service period and account for forfeitures as they occur. Stock option and RSU awards are recognized to expense on a straight-line basis over the requisite service period. PRSU awards are recognized to expense using an accelerated method only when it is probable that a performance condition is met during the vesting period. If it is not probable, no expense is recognized and the previously recognized expense is reversed. We base initial accrual of compensation expense on the estimated number of PRSUs that are expected to vest over the requisite service period. That estimate is revised if subsequent information indicates that the actual number of PRSUs is likely to differ from previous estimates. The cumulative effect on current and prior periods of a change in the estimated number of PRSUs expected to vest is recognized in stock-based compensation expense in the period of the change. Previously recognized compensation expense is not reversed if vested stock options, RSUs or PRSUs for which the requisite service has been rendered and the performance condition has been met expire unexercised or are not settled.

The fair value of RSUs and PRSUs is based on the closing market price of our common stock on the date of the grant. The fair value of stock options with a market condition is estimated, at the date of grant, using the Monte Carlo Simulation model. We estimate the fair value of stock options granted using a Black-Scholes option pricing model. This model requires us to make estimates and assumptions with respect to the expected term of the option and the expected volatility of the price of our common stock. The expected term represents the period that our stock-based awards are expected to be outstanding and was determined based on our historical experience. The expected volatility is based on the historical volatility of our common stock. The assumptions used to determine the fair value of the option awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. Our use of the Black-Scholes option-pricing model requires the input of highly subjective assumptions. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.

Results of Operations

The following table presents certain items of our consolidated statements of operations expressed as a percentage of net sales.

	Years Ended June 30,
	2024		2023	2022
Net sales	100.0%		100.0%	100.0%
Cost of sales	86.2%		82.0%	84.6%
Gross profit	13.8%		18.0%	15.4%
Operating expenses:
Research and development	3.1%		4.3%	5.2%
Sales and marketing	1.3%		1.6%	1.7%
General and administrative	1.3%		1.4%	2.0%
Total operating expenses	5.7%		7.3%	8.9%
Income from operations	8.1%		10.7%	6.5%
Other income, net	0.1%		0.1%	0.2%
Interest expense	(0.1)%		(0.1)%	(0.1)%
Income before income tax provision	8.1%		10.7%	6.6%
Income tax provision	(0.4)%		(1.6)%	(1.0)%
Share of income (loss) from equity investee, net of taxes	—%	*	(0.1)%	—%	*
Net income	7.7%		9.0%	5.6%
* Represents an amount less than 0.1%.
SMCI | 2024 Form 10-K | 52

Net Sales

Net sales primarily consist of sales of our server and storage solutions, including systems and related services, subsystems and accessories. The main factors that impact net sales of our server and storage systems are the number of servers and racks sold and the average selling prices per server or rack. The main factors that impact net sales of our subsystems and accessories are units shipped and the average selling price per unit. The prices for our server and storage systems range widely depending upon the configuration, including the speed, functionality and performance of key components such as CPUs, GPUs, SSDs and memory. The prices for our subsystems and accessories can also vary widely based on whether a customer is purchasing power supplies, server boards, chassis or other accessories.

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

The percentage of our net sales represented by sales of server and storage systems increased to 94.6% in fiscal year 2024 compared to 92.2% in fiscal year 2023 and 85.9% in fiscal year 2022, and the percentage of our net sales represented by sales of subsystems and accessories was 5.4% in fiscal year 2024, 7.8% in fiscal year 2023 and 14.1% in fiscal year 2022. During fiscal year 2024 we experienced increased revenue from server and storage systems, particularly from our large enterprise and datacenter customers. The year-over-year increase in net sales for our subsystems and accessories is primarily due to increased demand for accessories sold to data center customers as more accessories and spares were purchased in conjunction with the increased volume of full systems and servers.

The following table presents net sales by product type for fiscal years 2024, 2023 and 2022 (dollars in millions):

	Years Ended June 30,			2024 over 2023 Change		2023 over 2022 Change
	2024	2023	2022	$	%	$	%
Server and storage systems	$14,185.2	$6,569.8	$4,463.8	$7,615.4	115.9%	$2,106.0	47.2%
Percentage of total net sales	94.6%	92.2%	85.9%
Subsystems and accessories	804.0	553.7	732.3	250.3	45.2%	(178.6)	(24.4)%
Percentage of total net sales	5.4%	7.8%	14.1%
Total net sales	$14,989.2	$7,123.5	$5,196.1	$7,865.7	110.4%	$1,927.4	37.1%

Fiscal Year 2024 Compared with Fiscal Year 2023

During fiscal year 2024 we experienced increased net sales from server and storage systems, particularly from our large enterprise and datacenter customers. The year-over-year increase in net sales of server and storage systems was primarily due to the strong demand for GPU based rack-scale solutions, including liquid-cooled and air-cooled servers which are generally more complex and of higher value, resulting in an increase of average selling prices ("ASP"). The year-over-year increase in net sales for our subsystems and accessories is primarily due to increased demand of accessories sold to our larger enterprise and data center customers as more accessories and spares were purchased in conjunction with the increased volume of full systems and servers. Our services and software net sales, included in server and storage systems net sales, increased by $53.8 million year-over-year.

Fiscal Year 2023 Compared with Fiscal Year 2022

During fiscal year 2023 we experienced increased revenue from server and storage systems, particularly from our large enterprise and datacenter customers. The year-over-year increase in net sales of server and storage systems was primarily due to the strong demands from such customers for GPU, HPC, and rack-scale solutions which are generally more complex and of higher value, resulting in an increase of average selling prices. The year-over-year decrease in net sales of subsystems and accessories was primarily due to our emphasis on selling full systems and servers. Our services and software revenue, included in server and storage systems revenue, increased by $28.0 million year-over-year.

SMCI | 2024 Form 10-K | 53

The following table presents percentages of net sales by geographic region for fiscal years 2024, 2023 and 2022 (dollars in millions):

	Years Ended June 30,			2024 over 2023 Change		2023 over 2022 Change
	2024	2023	2022	$	%	$	%
United States	$10,187.2	$4,834.1	$3,035.5	$5,353.1	110.7%	$1,798.6	59.3%
Percentage of total net sales	68.0%	67.9%	58.4%
Asia	2,912.6	1,050.8	1,139.9	1,861.8	177.2%	(89.1)	(7.8)%
Percentage of total net sales	19.4%	14.7%	21.9%
Europe	1,294.0	1,003.1	825.2	290.9	29.0%	177.9	21.6%
Percentage of total net sales	8.6%	14.1%	15.9%
Others	595.4	235.5	195.5	359.9	152.8%	40.0	20.5%
Percentage of total net sales	4.0%	3.3%	3.7%
Total net sales	$14,989.2	$7,123.5	$5,196.1	$7,865.7	110.4%	$1,927.4	37.1%

Fiscal Year 2024 Compared with Fiscal Year 2023

The year-over-year increase in overall net sales is driven by an increase in demand from customers for GPU servers, HPC and rack-scale solutions which have higher ASPs, especially for large enterprise and data center customers from the United States. The year-over-year increase of net sales in the regions outside the United States is mainly due to an increase in net sales in Singapore, Taiwan, South Africa and Germany, including the increase in demand from customers for GPU servers in those countries.

Fiscal Year 2023 Compared with Fiscal Year 2022

The year-over-year increase in overall net sales is the result of increased selling prices and units shipped of product sold especially to large enterprise and datacenter customers. The United States experienced the highest percentage growth among all regions. This is due to increased demand from datacenter customers in the United States for GPU, HPC, and rack-scale solutions. The year-over-year decrease in Asia is mainly due to economic slowdown in China and Japan during fiscal year 2023 which heavily reduced the sales activities in that region.

Cost of Sales, Gross Profit and Gross Margin

Cost of sales primarily consists of the costs to manufacture our products, which includes: the costs of components and materials, contract manufacturing, shipping, personnel expenses (salaries, benefits, stock-based compensation and incentive bonuses), equipment and facility expenses, warranty costs and inventory reserve charges. The primary factors that impact our cost of sales are the volume and mix of products sold, changes in the cost of components, changes in logistic costs, changes in salary and benefits and overhead costs related to production as well as economies of scale gained from higher production volume in our facilities. Cost of sales as a percentage of net sales may increase or decrease over time if the changes in our costs are not matched by corresponding changes in our ASPs. Our cost of sales as a percentage of net sales is also impacted by the timing and extent to which we add to, and are able to efficiently utilize, our manufacturing capacity. Because we generally do not have long-term fixed supply agreements, our cost of sales is subject to frequent change based on the availability of materials and other market conditions. We expect inventory levels to continue to increase to support the future growth of our business. Certain materials used in the manufacturing of our products are available from a limited number of suppliers and we expect that this trend will continue in the future.

We use several suppliers and contract manufacturers to design and manufacture subsystems in accordance with our specifications, with most final assembly and testing performed at our manufacturing facilities in the region where our products are sold. We work with Ablecom, one of our key contract manufacturers and a related party, for our chassis and certain other components. We also outsource a significant part of the manufacturing of certain components, particularly power supplies, to Compuware, also a related party. We also collaborate on design and development activities with Ablecom and Compuware, where we substantially fund the design costs and retain the intellectual property rights. Our purchases of products from Ablecom and Compuware combined represented 4.3%, 6.6% and 8.3% of our cost of sales for fiscal years 2024, 2023 and 2022, respectively. For further details on our dealings with related parties, see Note 10, “Related Party Transactions” in the Notes to the Consolidated Financial Statements.

SMCI | 2024 Form 10-K | 54

Cost of sales and gross margin for fiscal years 2024, 2023 and 2022 are as follows (dollars in millions):

	Years Ended June 30,			2024 over 2023 Change		2023 over 2022 Change
	2024	2023	2022	$	%	$	%
Cost of sales	$12,927.8	$5,840.5	$4,396.1	$7,087.3	121.3%	$1,444.4	32.9%
Gross profit	2,061.4	1,283.0	800.0	778.4	60.7%	483.0	60.4%
Gross margin	13.8%	18.0%	15.4%		(4.2)%		2.6%

Fiscal Year 2024 Compared with Fiscal Year 2023

The year-over-year increase in cost of sales was primarily attributed to an increase of $7,006.7 million in costs of components, materials and contract manufacturing expenses primarily related to the increase in shipments of GPU servers, HPC, and rack scale solutions which have higher costs, a $52.3 million increase in inventory write-down adjustments, a $19.6 million increase in overhead costs which includes labor costs attributed to increase of operation activities and a $8.7 million increase in freight charges.

The year-over-year decrease in the gross margin percentage was primarily due to our strategy to offer competitive pricing to gain market share, increased competition and a change in product and customer mix.

Fiscal Year 2023 Compared with Fiscal Year 2022

The year-over-year increase in cost of sales was primarily attributed to an increase of $1,379.6 million in costs of components, materials and contract manufacturing expenses primarily related to the increased shipments of our products, a $59.2 million increase in overhead costs which includes labor costs attributed to increase of operation activities, a $36.6 million increase in inventory reserves, and a $13.6 million increase in other cost of sales partially offset by a $44.6 million decrease in freight charges due to a reduced need to expedite shipments caused by disruptions in the supply chain caused by the COVID-19 pandemic.

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

Sales and marketing expenses consist primarily of personnel expenses, including salaries, benefits, stock-based compensation and incentive bonuses, and related expenses for our sales and marketing personnel, cost for tradeshows, sales representative fees and marketing programs. From time to time, we receive marketing development funding from certain suppliers. Under these arrangements, we are reimbursed for certain marketing costs that we incur as part of the joint promotion of our products and those of our suppliers. These amounts offset a portion of the related expenses and have the effect of reducing our reported sales and marketing expenses. The timing, magnitude and estimated usage of these programs can result in significant variations in reported sales and marketing expenses from period to period. Spending on cooperative marketing, reimbursed by our suppliers, typically increases in connection with new product releases by our suppliers.

General and administrative expenses consist primarily of general corporate costs, including personnel expenses such as salaries, benefits, stock-based compensation and incentive bonuses, and related expenses for our general and administrative personnel, financial reporting, corporate governance and compliance, outside legal, audit, tax fees, insurance and credit losses on accounts receivable.

Operating expenses for fiscal years 2024, 2023 and 2022 are as follows (dollars in millions):
SMCI | 2024 Form 10-K | 55

	Years Ended June 30,			2024 over 2023 Change		2023 over 2022 Change
	2024	2023	2022	$	%	$	%
Research and development	$463.5	$307.3	$272.3	$156.2	50.8%	$35.0	12.9%
Percentage of total net sales	3.1%	4.3%	5.2%
Sales and marketing	189.7	115.0	90.1	74.7	65.0%	24.9	27.6%
Percentage of total net sales	1.3%	1.6%	1.7%
General and administrative	197.4	99.6	102.4	97.8	98.2%	(2.8)	(2.7)%
Percentage of total net sales	1.3%	1.4%	2.0%
Total operating expenses	$850.6	$521.9	$464.8	$328.7	63.0%	$57.1	12.3%

Fiscal Year 2024 Compared with Fiscal Year 2023

Research and development expenses. The year-over-year increase in research and development expenses was driven by a $140.4 million increase in employee related costs primarily due to stock-based compensation increases of $84.2 million, salary increases and higher headcount as we expanded our workforce and invested in key talent, a $17.1 million increase in product development costs to support next generation products and technologies, offset by a $1.3 million increase in research and development credits received from certain suppliers and customers. We believe that research and development expenses will continue to increase as we continue to expand our workforce and invest in key talent to stay at the forefront of development of next generation products and technologies.

Sales and marketing expenses. The year-over-year increase in sales and marketing expenses was driven by a $64.8 million increase in employee related costs primarily due to stock-based compensation increases of $16.6 million, salary increases and higher headcount as we expanded our workforce and invested in key talent, a $10.6 million increase in advertising and other expenses offset by a $0.7 million increase in marketing development funds received. We believe that sales and marketing expenses will continue to increase as we continue to expand our workforce and invest in key talent.

General and administrative expenses. The year-over-year increase in general and administrative expenses was driven by a $74.4 million increase in employee related costs primarily due to stock-based compensation increases of $65.0 million, salary increases and higher headcount as we expanded our workforce and invested in key talent, and a $23.4 million increase in professional and service fees and other expenses. We believe that general and administrative expenses will continue to increase as we continue to expand our workforce and invest in key talent.

Fiscal Year 2023 Compared with Fiscal Year 2022

Research and development expenses. The year-over-year increase in research and development expenses was driven by a $43.5 million increase in employee related costs primarily due to stock-based compensation increases, salary increases and higher headcount as we expanded our workforce and invested in key talent, a $2.6 million increase in product development costs to support the development of next generation products and technologies, offset by a $11.1 million increase in research and development credits received from certain suppliers and customers.

Sales and marketing expenses. The year-over-year increase in sales and marketing expenses was driven by a $23.8 million increase in employee related costs primarily due to stock-based compensation increases, salary increases and higher headcount as we expanded our workforce and invested in key talent and a $4.6 million increase in travel and trade show expenses to drive new sales opportunities for our products and customer support, offset by a $3.5 million increase in marketing development funds received.

General and administrative expenses. The year-over-year decrease in general and administrative expenses was primarily due to a $5.2 million decrease in professional fees and other, a $2.0 million decrease in litigation settlement expenses relating to a derivative lawsuit, partially offset by an increase of $4.4 million in compensation expenses associated with the cost of equity awards.

Interest Expense and Other Income, Net

Other income, net consists primarily of interest earned on our investment and cash deposits and foreign exchange gains and losses.

SMCI | 2024 Form 10-K | 56

Interest expense represents interest expense on our term loans and lines of credit and amortization of the 2029 Convertible Notes issuance costs.

Interest expense and other income, net for fiscal years 2024, 2023 and 2022 are as follows (dollars in millions):

	Years Ended June 30,			2024 over 2023 Change		2023 over 2022 Change
	2024	2023	2022	$	%	$	%
Other income, net	$22.7	$3.6	$8.1	$19.1	530.6%	$(4.5)	(55.6)%
Interest expense	(19.4)	(10.5)	(6.4)	(8.9)	84.8%	(4.1)	64.1%
Interest expense and other income (expense), net	$3.3	$(6.9)	$1.7	$10.2	(147.8)%	$(8.6)	(505.9)%

Fiscal Year 2024 Compared with Fiscal Year 2023

The increase in Other income, net of $19.1 million was driven by an increase of $26.1 million in interest income due to higher balances held in interest-bearing deposit accounts during the year, and an increase in foreign currency exchange gain of $6.1 million due to a strong US dollar, offset by a $13.1 million investment and impairment loss in equity securities. The increase in interest expense of $8.9 million was due to higher borrowing and higher interest rates on our outstanding line of credit and term loan balances.

Fiscal Year 2023 Compared with Fiscal Year 2022

The change of $8.6 million in interest and other income (expense), net was primarily attributable to a $4.5 million decrease in foreign exchange gain due to unfavorable currency fluctuations primarily related to our borrowing facilities in Taiwan and a $4.1 million increase in interest expense due to an increase in interest rates on our outstanding loan balances.

Provision for Income Taxes

Our income tax provision is based on our taxable income generated in the jurisdictions in which we operate, which primarily include the United States, Taiwan, and the Netherlands. Our effective tax rate differs from the statutory rate primarily due to research and development tax credits, certain non-deductible expenses, tax benefits from foreign derived intangible income and stock-based compensation. A reconciliation of the federal statutory income tax rate to our effective tax rate is set forth in Note 12, “Income Taxes” in the Notes to the Consolidated Financial Statements in this Annual Report.

Provision for income taxes and effective tax rates for fiscal years 2024, 2023 and 2022 are as follows (dollars in millions):

	Years Ended June 30,			2024 over 2023 Change		2023 over 2022 Change
	2024	2023	2022	$	%	$	%
Income tax provision	$63.3	$110.7	$52.9	$(47.4)	(42.8)%	$57.8	109.3%
Percentage of total net sales	0.4%	1.6%	1.0%
Effective tax rate	5.2%	14.7%	15.7%

SMCI | 2024 Form 10-K | 57

Fiscal Year 2024 Compared with Fiscal Year 2023

The year-over-year decrease in the effective tax rate is attributable to higher tax deductions from stock-based compensation, an increase in the R&D tax credit. As a result of these favorable elements which were partially offset by certain unfavorable items including an increase in IRC section 162(m) officers' compensation tax add back, the total effective tax rate decreased by 9.5%, from 14.7% in fiscal year 2023, to 5.2% in fiscal year 2024.

The Organization for Economic Co-operation and Development (the “OECD”) has announced an Inclusive Framework on Base Erosion and Profit Shifting including Pillar Two Model Rules for a new 15% global minimum tax applicable to large multinational corporations. Certain jurisdictions, including many countries in which we operate, have enacted Pillar Two legislation that will start to become effective for our fiscal year 2025. The OECD, and its member countries, continue to release new guidance and legislation on Pillar Two and we continue to evaluate the impact on our financial position of the global implementation of these rules. Based on enacted laws, Pillar Two is not expected to materially impact our effective tax rate or cash flows in the next fiscal year. We continue to evaluate the impact of proposed and enacted legislative changes on our effective tax rate and cash flows as new guidance becomes available. New legislation or guidance could change our current assessment.

Fiscal Year 2023 Compared with Fiscal Year 2022

The year-over-year decrease in the effective tax rate is attributable to higher tax deductions from disqualified disposition of stock-based compensation of $20.8 million, an increase in the R&D tax credit of $11.5 million, and a $4.1 million increase in foreign-derived income. As a result of these favorable elements which were partially offset by certain unfavorable items including an increase in state taxes, the total effective tax rate decreased by 1%, from 15.7% in fiscal year 2022, to 14.7% in fiscal year 2023.

Share of Income (Loss) from Equity Investee, Net of Taxes

Share of income (loss) from equity investee, net of taxes represents our share of income (loss) from the Corporate Venture in which we have a 30% ownership.

Share of income (loss) from equity investee, net of taxes for fiscal years 2024, 2023 and 2022 are as follows (dollars in millions):

	Years Ended June 30,					2024 over 2023 Change		2023 over 2022 Change
	2024		2023	2022		$	%	$	%
Share of income (loss) from equity investee, net of taxes	$1.8		$(3.6)	$1.2		$5.4	(150.0)%	$(4.8)	(400.0)%
Percentage of total net sales	—%	*	(0.1)%	—%	*
* Represents an amount less than 0.1%.

Fiscal Year 2024 Compared with Fiscal Year 2023

The period-over-period increase of $5.4 million in share of income from equity investee, net of taxes was primarily due to improvement in profitability from increased sales of the Corporate Venture.

Fiscal Year 2023 Compared with Fiscal Year 2022

The period-over-period decrease of $4.8 million in share of income from equity investee, net of taxes was primarily due to lower net income recognized by the Corporate Venture.

SMCI | 2024 Form 10-K | 58

Liquidity and Capital Resources

We have financed our growth primarily with funds generated from operations, utilizing borrowing facilities, selling our common stock, and issuing convertible notes. Our recent drivers of liquidity changes have included an increase in the need for working capital due to higher levels of inventory required by growing revenues and to a lesser extent longer supply chain lead times on certain key components. Our cash and cash equivalents were $1,669.8 million and $440.5 million as of June 30, 2024 and 2023, respectively. Our cash and cash equivalents in foreign locations was $337.3 million and $192.3 million as of June 30, 2024 and 2023, respectively.
Amounts held outside of the U.S. are generally utilized to support non-U.S. liquidity needs. Repatriations generally will not be taxable from a U.S. federal tax perspective but may be subject to state income or foreign withholding tax. Where local restrictions prevent intercompany transfer of funds, our intent is to keep cash balances outside of the U.S. and to meet liquidity needs through operating cash flows, external borrowings, or both. We do not expect restrictions or potential taxes incurred on repatriation of amounts held outside of the U.S. to have a material effect on our overall liquidity, financial condition or results of operations.
We believe that our current cash, cash equivalents, borrowing capacity available from our credit facilities and internally generated cash flows will be sufficient to support our operating businesses and maturing debt and interest payments for the 12 months following the issuance of these consolidated financial statements. Throughout the past fiscal year, we have strategically enhanced our liquidity by securing and expanding several of our credit facilities. These include obtaining a $50 million facility with HSBC Bank on December 7, 2023, increasing our CTBC Bank credit lines from $105 million to $185 million on February 16, 2024, renewing a $50 million credit agreement with Mega Bank on April 17, 2024, and establishing a $60 million Import and Export Trade Facility with E.SUN Bank on April 19, 2024. Additionally, on April 26, 2024, we entered into new credit facilities with Chang Hwa Bank for $20 million and NTD 300 million, as well as a $30 million loan agreement with First Commercial Bank. On November 20, 2024, we prepaid in full and terminated the 2018 Bank of America Credit Facility, the Cathay Bank Credit Agreement and the Bridge Term Loan Facility. We continue to evaluate financing options that may be required to support the growth of our business.

On December 5, 2023, we completed a public offering of 24,158,050 shares of common stock at $26.20 per share, with 23,151,050 shares sold by us and 1,007,000 shares sold by selling stockholders.

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

On February 27, 2024, we issued $1,725.0 million aggregate principal amount of 2029 Convertible Notes in a private offering. The 2029 Convertible Notes are senior unsecured obligations and will mature on March 1, 2029. They may be repurchased, redeemed, or converted in accordance with their terms before that date. The 2029 Convertible Notes, when issued, did not bear regular interest, and the principal amount of the 2029 Convertible Notes did not accrete. The net proceeds from the issuance of the 2029 Convertible Notes were $1,553.7 million, net of debt issuance costs of $29.2 million and related capped call transactions of $142.1 million. The 2029 Convertible Notes and capped call transactions are discussed further in Note 8, “Convertible Notes" in the Notes to the Consolidated Financial Statements. As of June 30, 2024, we believe that none of the conditions permitting the holders of the 2029 Convertible Notes to convert their notes early had been met.

On March 22, 2024, we completed a public offering of 20,000,000 shares of our common stock at $87.50 per share. We received net proceeds of approximately $1.73 billion after deducting underwriting discounts and commissions and offering expenses payable by us.

Our key cash flow metrics were as follows (dollars in millions):

	Years Ended June 30,			2024 over 2023	2023 over 2022
	2024	2023	2022
Net cash (used in) provided by operating activities	$(2,486.0)	$663.6	$(440.8)	$(3,149.6)	$1,104.4
Net cash used in investing activities	$(194.2)	$(39.5)	$(46.3)	$(154.7)	$6.8
Net cash provided by (used in) financing activities	$3,911.7	$(448.3)	$522.9	$4,360.0	$(971.2)
Effect of exchange rate fluctuations on cash	$(2.2)	$(3.4)	$(0.7)	$1.2	$(2.7)
Net increase in cash, cash equivalents and restricted cash	$1,229.3	$172.4	$35.1	$1,056.9	$137.3
SMCI | 2024 Form 10-K | 59

Operating Activities

Net cash used in operating activities increased by $3,149.6 million for fiscal year 2024 as compared to fiscal year 2023. The increase was primarily due to an increase in working capital required for customer demand and business growth. The key changes in net working capital of $3,779.5 million include increases in inventory of $3,000.0 million and accounts receivable of $1,277.3 million driven by customer demand, offset by an increase in accounts payable of $552.1 million due to increase in inventory and timing of purchases and payments to vendors. The net cash used in operating activities was partially offset by a $117.2 million increase in non-cash items, including stock-based compensation expense of $177.1 million, and an increase in net income of $512.7 million.

Net cash provided by operating activities increased by $1,104.4 million for fiscal year 2023 as compared to fiscal year 2022. The increase was primarily due to an increase in net cash provided from net working capital of $796.7 million, a $354.8 million increase in net income due to the increase in sales of our products and solutions, a $21.6 million increase in stock-based compensation expense as a result of an increase in the cost of equity awards, a $11.1 million decrease in unrealized gain due to currency fluctuation, and a $6.4 million increase in other non-cash items. These changes are offset by an increase of $86.2 million in deferred income taxes primarily due to an increase in capitalized research and development costs.

Investing Activities

Net cash used in investing activities increased by $154.7 million for fiscal years 2024 as compared to fiscal year 2023 primarily due to an increase in property, plant and equipment of $87.5 million, and an increase in investments in equity securities of early stage companies of $67.3 million. Increase in property, plant and equipment is primarily related to the acquisition of previously leased real estate in San Jose, California, for $80 million.

Net cash used in investing activities was $39.5 million and $46.3 million for fiscal years 2023 and 2022, respectively, as we invested in our Green Computing Park in San Jose to expand our manufacturing capacity and office space, expanded our Bade Facility in Taiwan and made purchases of property, plant and equipment.

Financing Activities

Net cash provided by financing activities increased by $4,360.0 million for fiscal year 2024 as compared to fiscal year 2023. The increase was primarily due to proceeds of $2,314.0 million from our offerings of common stock, net of issuance costs, $1,695.8 million of proceeds from the sale of our 2029 Convertible Notes, net of debt issuance costs, an increase of $489.5 million in proceeds from borrowings, net of repayment, and stock repurchases of $150.0 million in the fiscal year 2023, offset by $142.1 million cost of entering into capped call transactions related to our 2029 Convertible Notes and a higher withholding tax payment for equity compensation related activities of $146.2 million in the fiscal year 2024.

Net cash used in financing activities increased by $971.2 million for fiscal year 2023 as compared to fiscal year 2022 primarily due to repurchases of our common stock for $150.0 million reflecting our commitment to return value to our shareholders and repayment of net borrowings of $813.2 million.

Other Factors Affecting Liquidity and Capital Resources

Refer to Note 7, “Lines of Credit and Term Loans” in the Notes to the Consolidated Financial Statements in this Annual Report for further information on our outstanding debt.

On February 11, 2025, we announced that we had entered into privately negotiated agreements with certain holders of the 2029 Convertible Notes to (i) purchase $700.0 million aggregate principal amount of newly issued 2.25% Convertible Senior Notes due 2028 (the “2028 Convertible Notes”), and (ii) amend certain terms of and obtain waivers with respect to the 2029 Convertible Notes. On February 20, 2025, we executed a first supplemental indenture and second supplemental indenture related to the 2029 Convertible Notes that implemented the amendments to the 2029 Convertible Notes and we executed an indenture related to the 2028 Convertible Notes and issued the 2028 Convertible Notes pursuant to the terms of such indenture. Refer to Note 16, “Subsequent Events,” in the Notes to the Consolidated Financial Statements in this Annual Report for further information on the issuance of the 2028 Convertible Notes and the amendment of the terms of the 2029 Convertible Notes.

SMCI | 2024 Form 10-K | 60

Capital Expenditure Requirements

We anticipate our capital expenditures for the fiscal year 2025 will be in range of $140.0 million to $150.0 million, relating primarily to costs associated with our global manufacturing capabilities, including tooling for new products, new information technology investments including a major upgrade of our ERP system and automating certain key internal controls, and facilities upgrades and expansion. We will also continue to evaluate new business opportunities and new markets. As a result, our future growth within the existing business or new opportunities and markets may dictate the need for additional facilities and capital expenditures to support that growth. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on net sales growth, productivity, expenses, service levels and customer retention) and our expected return on investment.

We intend to continue to focus our capital expenditures in fiscal year 2025 to support the growth of our operations. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced software and services offerings and investments in our office facilities and our IT system infrastructure.

Contractual Obligations

Our estimated future obligations as of June 30, 2024, include both current and long-term obligations. For our long-term debt as noted in Note 7, “Lines of Credit and Term Loans” in the Notes to the Consolidated Financial Statements, we have a current obligation of $402.3 million and a long-term obligation of $74.1 million. Additionally, as noted in Note 8, “Convertible Notes” in the Notes to the Consolidated Financial Statements, we have a convertible debt obligation of $1,725.0 million. Under our operating leases as noted in Note 9, "Leases", in the Notes to the Consolidated Financial Statements we have a current obligation of $9.3 million and a long-term obligation of $26.1 million. In June 2024, we executed a data center lease agreement and concurrently sublicensed it to another unrelated party (the “Sublicensee”) which is not reflected in the Consolidated Balance Sheets as the lease has not commenced. The future undiscounted fixed non-cancelable payment obligations pertaining to the data center lease is approximately $411.8 million. As noted in Note 13, "Commitments and Contingencies" in the Notes to the Consolidated Financial Statements, we have current obligations related to non-cancelable purchase commitments of $6.2 billion.

We have not provided a detailed estimate of the payment timing of unrecognized tax benefits due to the uncertainty of when the related tax settlements will become due. See Note 12, “Income Taxes” in the Notes to the Consolidated Financial Statements in this Annual Report for a discussion of income taxes.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see Note 1, “Organization and Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements in this Annual Report.

SMCI | 2024 Form 10-K | 61

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in money market funds and certificates of deposit. Our investment in an auction rate security has been classified as non-current due to the lack of a liquid market for these securities. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results of operations. As of June 30, 2024, our investments were in money market funds, certificates of deposits and auction rate securities.

We are exposed to changes in interest rates as a result of our borrowings under our term loan and revolving lines of credit. The interest rates for the term loans and the revolving lines of credit ranged from 1.33% to 7.33% at June 30, 2024. Based on the outstanding principal indebtedness of $476.4 million under our credit facilities as of June 30, 2024, we believe that a 10% change in interest rates would not have a significant impact on the results of operations.

Foreign Currency Risk

To date, our international customer and supplier agreements have been denominated primarily in U.S. dollars and accordingly, we have limited exposure to foreign currency exchange rate fluctuations from customer agreements, and do not currently engage in foreign currency hedging transactions. The functional currency of our subsidiaries in the Netherlands and Taiwan is the U.S. dollar. However, certain loans and transactions in these entities are denominated in a currency other than the U.S. dollar, and thus we are subject to foreign currency exchange rate fluctuations associated with re-measurement to U.S. dollars. Such fluctuations have not been significant historically, and a 10% change in foreign currency exchange rates would not have a significant impact on the results of operations. Realized and unrealized foreign exchange gain for fiscal years 2024, 2023 and 2022 was $6.3 million, $0.2 million and $7.7 million, respectively.
SMCI | 2024 Form 10-K | 62

Item 8.        Financial Statements and Supplementary Data

SMCI | 2024 Form 10-K | 63

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Super Micro Computer, Inc.
San Jose, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Super Micro Computer, Inc. (the “Company”) as of June 30, 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited the adjustments to the 2023 and 2022 consolidated financial statements to retrospectively apply the stock split, as discussed in Note 1. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2023 and 2022 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2023 and 2022 consolidated financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 25, 2025 expressed an adverse opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

SMCI | 2024 Form 10-K | 64

Valuation of Inventories

As described in Notes 1 and 5 to the consolidated financial statements, the Company’s consolidated inventories balance, which is stated at lower of cost, using weighted average cost method, or net realizable value, was $4.33 billion as of June 30, 2024. The Company evaluates inventories for excess and obsolescence and lower of cost or net realizable value and, as necessary, writes down the valuation of inventories based on the Company’s review of inventory quantities on hand as compared with inventory aging, forecasted usage and sales, anticipated selling price, product obsolescence and other factors.

We identified the valuation of inventories as a critical audit matter. Auditing the valuation of inventories, which includes write-down percentages applied to the different inventory categories for the adjustments for excess and obsolescence, involved especially challenging and subjective auditor judgments due to the nature and extent of effort required to address this matter.

The primary procedures we performed to address this critical audit matter included:

•Inquiring of various personnel in the Company including but not limited to finance and operations personnel about the expected product lifecycles and product development plans to understand and evaluate the Company’s methodology for determining inventory that is excess or obsolete and the key assumptions and judgments made as part of the process, including the write-down percentages used to write down the valuation of inventory.
•Assessing management’s estimate of write-down percentages by recalculating inventory turns and historical write-down percentages across multiple fiscal periods and comparing it with the write-down percentages used by management to evaluate management’s ability to accurately estimate excess and obsolete inventory.
•Testing the completeness and accuracy of the underlying data utilized in management’s excess and obsolescence analysis, including the classification of inventory by aging category.
•Assessing the existence of contradictory evidence based on reading the Company’s press releases and industry reports, as well as our observations and inquiries as to changes within the business.

Revenue Recognition from Contracts with Customers

As described in Notes 1 and 3 to the consolidated financial statements, the Company’s total revenue was $14.99 billion for the year ended June 30, 2024. The Company recognizes revenue upon transfer of control of promised goods or services in a contract. Transfer of control generally occurs at the point of shipment or upon delivery to the customer.

We identified the auditing of revenue recognition from contracts with customers as a critical audit matter because it involved especially challenging auditor judgment due to the high degree of auditor effort required in performing audit procedures.

The primary procedures we performed to address this critical audit matter included:

•Evaluating revenue transactions on a sample basis by obtaining and inspecting source documents, such as purchase orders, contracts, invoices, proof of shipment or proof of delivery, and proof of subsequent cash receipts.
•Inspecting a sample of credit memos and the related invoice to assess whether they were recorded in the appropriate period.
•Evaluating the completeness and accuracy of information produced by the entity.
•Evaluating the completeness and accuracy of the terms and conditions in certain customer contracts, including confirming the terms and conditions of contracts.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2024.

San Jose, California

February 25, 2025
SMCI | 2024 Form 10-K | 65

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Super Micro Computer, Inc.

Opinion on the Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the stock split discussed in Note 1 to the consolidated financial statements, the consolidated balance sheet of Super Micro Computer, Inc. and subsidiaries (the "Company") as of June 30, 2023, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for the years ended June 30, 2023 and 2022, and the related notes (collectively referred to as the "financial statements") (the June 30, 2023 and 2022 financial statements before the effects of the retrospective adjustments discussed in Note 1 to the financial statements are not presented herein). In our opinion, the 2023 and 2022 financial statements, before the effects of the adjustments to retrospectively apply the stock split discussed in Note 1 to the financial statements, present fairly, in all material respects, the financial position of the Company as of June 30, 2023, and the results of its operations and its cash flows for the years ended June 30, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the stock split discussed in Note 1 to the financial statements, and accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by the successor auditor.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ DELOITTE & TOUCHE LLP

San Jose, California

August 25, 2023

We began serving as the Company’s auditor in 2003. In 2023, we became the predecessor auditor.

SMCI | 2024 Form 10-K | 66

SUPER MICRO COMPUTER, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value per share amounts)

	June 30,	June 30,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$1,669,766	$440,459
Accounts receivable, net of allowance for credit losses of $73 and $82 at June 30, 2024 and 2023, respectively (including amounts receivable from related parties of $6,194 and $5,473 at June 30, 2024 and 2023, respectively)	2,737,331	1,148,259
Inventories	4,333,029	1,445,564
Prepaid expenses and other current assets (including receivables from related parties of $11,939 and $27,732 at June 30, 2024 and 2023, respectively)	191,834	145,144
Total current assets	8,931,960	3,179,426
Property, plant and equipment, net	414,008	290,240
Deferred income taxes, net	365,172	162,654
Other assets	114,952	42,409
Total assets	$9,826,092	$3,674,729
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including amounts due to related parties of $165,295 and $89,134 at June 30, 2024 and 2023, respectively)	$1,472,381	$776,831
Accrued liabilities (including amounts due to related parties of $170 and $14,017 at June 30, 2024 and 2023, respectively)	259,674	163,865
Income taxes payable	18,268	129,166
Lines of credit and current portion of term loans	402,346	170,123
Deferred revenue	193,052	134,667
Total current liabilities	2,345,721	1,374,652
Deferred revenue, non-current	223,324	169,781
Term loans	74,083	120,179
Convertible notes	1,697,716	—
Other long-term liabilities	67,878	37,947
Total liabilities	4,408,722	1,702,559
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock and additional paid-in capital, $0.001 par value
Authorized shares: 1,000,000; Issued and outstanding shares: 588,087 and 529,014 at June 30, 2024 and 2023, respectively	2,830,820	538,352
Accumulated other comprehensive income	706	639
Retained earnings	2,585,680	1,433,014
Total Super Micro Computer, Inc. stockholders’ equity	5,417,206	1,972,005
Noncontrolling interest	164	165
Total stockholders’ equity	5,417,370	1,972,170
Total liabilities and stockholders’ equity	$9,826,092	$3,674,729

See accompanying notes to consolidated financial statements.
SMCI | 2024 Form 10-K | 67

SUPER MICRO COMPUTER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended June 30,
	2024	2023	2022
Net sales (including related party sales of $69,791, $60,537, and $147,091 in fiscal years 2024, 2023 and 2022, respectively)	$14,989,251	$7,123,482	$5,196,099
Cost of sales (including related party purchases of $552,136, $384,762, and $371,076 in fiscal years 2024, 2023 and 2022, respectively)	12,927,841	5,840,470	4,396,098
Gross profit	2,061,410	1,283,012	800,001
Operating expenses:
Research and development	463,548	307,260	272,273
Sales and marketing	189,738	115,025	90,126
General and administrative	197,350	99,585	102,435
Total operating expenses	850,636	521,870	464,834
Income from operations	1,210,774	761,142	335,167
Other income, net	22,717	3,646	8,079
Interest expense	(19,352)	(10,491)	(6,413)
Income before income tax provision	1,214,139	754,297	336,833
Income tax provision	(63,294)	(110,666)	(52,876)
Share of income (loss) from equity investee, net of taxes	1,821	(3,633)	1,206
Net income	$1,152,666	$639,998	$285,163
Net income per common share:
Basic	$2.07	$1.21	$0.55
Diluted	$1.92	$1.14	$0.53
Weighted-average shares used in calculation of net income per common share:
Basic	555,878	529,249	514,785
Diluted	602,146	559,704	536,155

See accompanying notes to consolidated financial statements.

SMCI | 2024 Form 10-K | 68

SUPER MICRO COMPUTER, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended June 30,
	2024	2023	2022
Net income	$1,152,666	$639,998	$285,163
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss) and other	24	(223)	(247)
Net change in defined benefit obligations	43	(49)	705
Total other comprehensive income (loss), net of tax	67	(272)	458
Total comprehensive income	$1,152,733	$639,726	$285,621

See accompanying notes to consolidated financial statements.
SMCI | 2024 Form 10-K | 69

SUPER MICRO COMPUTER, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (loss)	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2021	505,820,780	$438,012	$453	$657,760	$173	$1,096,398
Exercise of stock options	11,977,560	20,994	—	—	—	20,994
Release shares of common stock upon vesting of restricted stock units	7,636,410	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(2,324,610)	(10,081)	—	—	—	(10,081)
Stock-based compensation	—	32,816	—	—	—	32,816
Other comprehensive income	—	—	458	—	—	458
Net income (loss)	—	—	—	285,163	(1)	285,162
Balance at June 30, 2022	523,110,140	$481,741	$911	$942,923	$172	$1,425,747
Exercise of stock options	14,548,110	30,466	—	—	—	30,466
Release of shares of common stock upon vesting of restricted stock units	9,936,350	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(3,047,520)	(28,197)	—	—	—	(28,197)
Share repurchase and retirement	(15,533,500)	(91)	—	(149,907)	—	(149,998)
Stock-based compensation	—	54,433	—	—	—	54,433
Other comprehensive loss	—	—	(272)	—	—	(272)
Net income (loss)	—	—	—	639,998	(7)	639,991
Balance at June 30, 2023	529,013,580	$538,352	$639	$1,433,014	$165	$1,972,170
Exercise of stock options	8,725,220	29,453	—	—	—	29,453
Release of shares of common stock upon vesting of restricted stock units	10,340,470	—	—	—	—	—
Shares withheld for the withholding tax on vesting of restricted stock units	(3,142,910)	(174,354)	—	—	—	(174,354)
Issuances of common stock in public offerings, net of issuance costs	43,151,050	2,313,983	—	—	—	2,313,983
Purchase of capped calls, net of tax	—	(108,121)	—	—	—	(108,121)
Stock-based compensation	—	231,507	—	—	—	231,507
Other comprehensive gain	—	—	67	—	—	67
Net income (loss)	—	—	—	1,152,666	(1)	1,152,665
Balance at June 30, 2024	588,087,410	$2,830,820	$706	$2,585,680	$164	$5,417,370

See accompanying notes to consolidated financial statements.
SMCI | 2024 Form 10-K | 70

SUPER MICRO COMPUTER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended June 30,
	2024	2023	2022
OPERATING ACTIVITIES:
Net income	$1,152,666	$639,998	$285,163
Reconciliation of net income to net cash (used in) provided by operating activities:
Depreciation, amortization and non-cash interest	40,985	34,904	32,471
Stock-based compensation expense	231,507	54,433	32,816
Share of (income) loss from equity investee	(1,821)	3,633	(1,206)
Unrealized foreign currency exchange gain	(531)	(2,619)	(13,747)
Deferred income taxes, net	(168,499)	(92,969)	(6,817)
Other	12,343	(668)	368
Changes in operating assets and liabilities:
Accounts receivable, net (including changes in related party balances of $(721), $2,925 and $280 in fiscal years 2024, 2023 and 2022, respectively)	(1,589,187)	(311,897)	(372,438)
Inventories	(2,899,996)	100,042	(504,642)
Prepaid expenses and other assets (including changes in related party balances of $15,793, $(3,320) and $(575) in fiscal years 2024, 2023 and 2022, respectively)	(44,646)	8,313	(28,794)
Accounts payable (including changes in related party balances of $76,161, $1,779 and $17,259 in fiscal years 2024, 2023 and 2022, respectively)	679,190	127,135	50,145
Accrued liabilities (including changes in related party balances of $(13,847), $(4,659) and $148 in fiscal years 2024, 2023 and 2022, respectively)	92,942	(50,311)	35,891
Income taxes payable	(110,897)	87,423	29,002
Deferred revenue	111,927	70,587	31,544
Other long-term liabilities (including changes in related party balances of $(178), $(321) and $499 in fiscal years 2024, 2023 and 2022, respectively)	8,045	(4,424)	(10,557)
Net cash (used in) provided by operating activities	(2,485,972)	663,580	(440,801)
INVESTING ACTIVITIES:
Purchases of property, plant and equipment (including payments to related parties of $10,625, $7,844 and $4,818 in fiscal years 2024, 2023 and 2022, respectively)	(124,279)	(36,793)	(45,182)
Investment in equity securities	(69,673)	(500)	(1,100)
Acquisition, net of cash acquired	(296)	(2,193)	—
Net cash used in investing activities	(194,248)	(39,486)	(46,282)
FINANCING ACTIVITIES:
Proceeds from lines of credit and term loans	2,156,529	1,093,860	1,153,317
Repayment of lines of credit and term loans	(1,967,545)	(1,394,391)	(640,695)
Payment of other fees for debt financing	—	—	(592)
Proceeds from exercise of stock options	29,453	30,466	20,994
Payment of withholding tax on vesting of restricted stock units	(174,354)	(28,197)	(10,081)
Stock repurchases	—	(149,998)	—
Issuances of common stock in public offerings, net of issuance costs of $42,575	2,313,983	—	—
Proceeds from issuance of 2029 Convertible Notes, net of issuance costs of $29,232	1,695,768	—	—
Purchase of capped calls	(142,140)	—	—
Other	30	(33)	(72)
Net cash provided by (used in) financing activities	3,911,724	(448,293)	522,871
Effect of exchange rate fluctuations on cash	(2,191)	(3,400)	(678)
Net increase in cash, cash equivalents and restricted cash	1,229,313	172,401	35,110
Cash, cash equivalents and restricted cash at beginning of year	440,960	268,559	233,449
Cash, cash equivalents and restricted cash at end of year	$1,670,273	$440,960	$268,559

SMCI | 2024 Form 10-K | 71

Supplemental disclosure of cash flow information:
Cash paid for interest	$16,015	$8,541	$5,492
Cash paid for taxes, net of refunds	$392,020	$114,963	$19,690

Non-cash investing and financing activities:
Unpaid property, plant and equipment purchases (including due to related parties of $2,339, $810 and $689 as of June 30, 2024, 2023 and 2022, respectively)	$19,613	$2,181	$7,825
Right of use ("ROU") assets obtained in exchange for operating lease commitments	$32,581	$3,197	$11,151
Transfer of inventory to property, plant and equipment, net	$12,535	$—	$—

See accompanying notes to consolidated financial statements.
SMCI | 2024 Form 10-K | 72

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.        Organization and Summary of Significant Accounting Policies

Organization

Super Micro Computer, Inc. (“Super Micro Computer” or the “Company”) was incorporated in 1993. Super Micro Computer is a global leader in server technology and green computing innovation. Super Micro Computer develops and provides high performance server and storage solutions based upon an innovative, modular and open-standard architecture. Super Micro Computer has operations primarily in the United States, Taiwan, the Netherlands, China and Japan.

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

During the year ended June 30, 2023, the Company acquired 100% of Gemini Open Cloud Computing Inc. ("Gemini") for $2.5 million. The purchase price was allocated to tangible and intangible assets and liabilities based on fair values and goodwill of $1.8 million, attributed to planned growth, was recorded within other assets and reviewed annually for impairment. Goodwill is not expected to be tax-deductible. Acquisition-related costs were immaterial and included in general and administrative expenses. Gemini's post-acquisition revenue and results were immaterial. Pro forma earnings and revenues are not presented as they were not material. On June 28, 2024, Gemini was merged with and into our Taiwan operations, further integrating its capabilities within our global framework.

The Company has agreements with certain contract manufacturers that allow the Company to offset receivables and payables with those counterparties. As of June 30, 2024 the gross amount recorded within the consolidated balance sheet in Other receivable and Accounts Payable was $14.0 million and $38.3 million, respectively.

Forward Stock Split

On September 30, 2024, the Company completed a 10-for-1 forward split of its common stock. Trading on a split-adjusted basis commenced on October 1, 2024. All references to shares of common stock and per share amounts contained in this Annual Report have been retroactively adjusted to reflect the stock split.

SMCI | 2024 Form 10-K | 73

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Use of Estimates

U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Such estimates include, but are not limited to revenue recognition, allowances for credit losses and sales returns, inventory valuation, useful lives of property, plant and equipment, product warranty accruals, stock-based compensation, impairment of investments, and income taxes. The Company’s estimates are evaluated on an ongoing basis and changes in the estimates are recognized prospectively. Actual results could differ materially from those estimates. These estimates and judgments are based on historical facts and various other assumptions that the Company believes are reasonable.

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

Accounts receivable, other assets, accounts payable and accrued liabilities are carried at cost, which approximates fair value due to the short maturity of these instruments. Cash equivalents, certificates of deposit and the investment in an auction rate security are carried at fair value. Short-term and long-term debt and 2029 Convertible Notes are all carried at amortized cost.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid instruments with an original maturity of three months or less from the date of purchase to be cash equivalents. Cash equivalents consist primarily of money market funds and certificates of deposit with original maturities of less than three months.

Restricted cash is comprised of amounts held in bank accounts which are controlled by the lenders pursuant to the terms of certain debt agreements, certificates of deposit primarily related to leases and customs requirements, and money market accounts held in escrow pursuant to the Company’s workers’ compensation program. These restricted cash balances have been excluded from the Company's cash and cash equivalents balance and are included in Other assets on the Company’s consolidated balance sheet.

	June 30, 2024	June 30, 2023
Cash and cash equivalents	$1,669,766	$440,459
Restricted cash included in other assets	507	501
Total cash, cash equivalents and restricted cash	$1,670,273	$440,960

SMCI | 2024 Form 10-K | 74

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Inventories

Inventories are stated at lower of cost, using weighted average cost method, or net realizable value. Net realizable value is the estimated selling price of the Company's products in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Inventories consist of raw materials (principally electronic components), work in process (principally products being assembled) and finished goods. The Company evaluates inventory on a quarterly basis for excess and obsolescence and lower of cost or net realizable value and, as necessary, writes down the valuation of inventories based upon the Company's inventory aging, forecasted usage and sales, anticipated selling price, product obsolescence and other factors. Once inventory is written down, its new value is maintained until it is sold or scrapped.

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

Revenue Recognition

The Company generates revenues from the sale of server and storage systems, subsystems, accessories and services.

Product sales. The Company recognizes revenue from sales of products as control is transferred to customers, which generally happens at the point of shipment or upon delivery, unless customer acceptance is required. Determining the point in time that control transfers to the customer requires judgment. Products sold by the Company are shipped from the Company’s facilities or drop shipped from the Company's vendors. The Company may use distributors to sell products to end customers. Revenue from distributors is recognized when the distributor obtains control of the product, which generally happens at the point of shipment or upon delivery.

The Company applies judgment in determining the transaction price as the Company may be required to estimate variable consideration when determining the amount of revenue to recognize. Variable consideration is estimated using either the expected value or most likely amount method, depending on which method better predicts the amount of consideration to which we may be entitled. As part of determining the transaction price in contracts with customers, the Company estimates reserves for future sales returns based on a review of its history of actual returns for each major product line. Based upon historical experience, a refund liability is recorded at the time of sale for estimated product returns and an asset is recognized for the amount expected to be recorded in inventory upon product return, less the expected recovery costs.

SMCI | 2024 Form 10-K | 75

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

Contracts with multiple promised goods and services. Certain of the Company’s contracts contain multiple promised goods and services. The Company assesses whether each promised good or service is distinct for the purpose of identifying the performance obligations in the contract. This assessment requires management to make judgments about the individual promised goods or services and whether such goods or services are separable from the other aspects of the contractual relationship. Performance obligations in a contract are identified based on the promised goods or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. If these criteria are not met, the promised goods and services are accounted for as a combined performance obligation.

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. For contracts that contain multiple performance obligations, the Company allocates the transaction price for each customer contract to each performance obligation based on the relative standalone selling price ("SSP") for each performance obligation within each contract. The Company recognizes the amount of transaction price allocated to each performance obligation within a customer contract as revenue at the time the related performance obligation is satisfied by transferring control of the promised good or service to a customer. Determining the relative SSP for contracts that contain multiple performance obligations requires significant judgment. The Company determines SSP based on the price at which the performance obligation is sold separately. If the SSP is not observable through past transactions, the Company applies judgment to estimate the SSP. For all performance obligations, the Company is able to establish the SSP by maximizing the use of observable inputs. The Company typically establishes an SSP range for its products and services, which is reassessed on a periodic basis or when facts and circumstances change. SSP for the Company’s products and services can evolve over time due to changes in its pricing practices, internally approved pricing guidelines with respect to geographies, customer type, internal costs, and gross margin objectives for the related performance obligations which can also be influenced by intense competition, changes in demand for the Company’s products and services, economic and other factors.

When the Company receives consideration from a customer prior to transferring goods or services to the customer, the Company records a contract liability (deferred revenue). The Company also recognizes deferred revenue when it has an unconditional right to consideration (i.e., a receivable) before transfer of control of goods or services to a customer.

Shipping and handling fees collected from customers are included in net sales when control of the product is transferred to the customer, and the related shipping and handling costs are included in cost of sales. The Company has elected to account for shipping and handling activities that occur after the customer has obtained control of a good as a fulfillment cost rather than as an additional promised service. Taxes imposed by governmental authorities on the Company's revenue producing activities with customers, such as sales taxes and value added taxes, are excluded from net sales.

Accounts Receivable and Allowance for Credit Losses

The Company records amounts as accounts receivable when the Company’s right to consideration is unconditional. Accounts receivable are recorded at the invoiced amount. For certain customers, we require payment before the products or services are delivered to the customer.

Customers are subjected to a credit review process that evaluates each customer’s financial position and ability and intent to pay. On a quarterly basis, the Company makes estimates of its uncollectible accounts receivable by analyzing the aging of accounts receivable, history of bad debts, customer creditworthiness, current economic trends, and reasonable economic forecasts that affect collectability to evaluate the adequacy of the allowance for credit losses. For further details on the Company's allowance for credit losses, see Note 4, “Accounts Receivable Allowances” in the Notes to the Consolidated Financial Statements.

SMCI | 2024 Form 10-K | 76

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

Product Warranties

The Company offers product warranties typically ranging from 15 to 39 months against any defective products. These standard warranties are assurance type warranties, and the Company does not offer any services beyond the assurance that the product will continue working as specified. Therefore, these warranties are not considered separate performance obligations in the arrangement. Based on historical experience, the Company accrues estimated returns of defective products at the time revenue is recognized. The Company monitors warranty obligations and may revise its warranty reserve if actual costs of product repair and replacement are significantly higher or lower than estimated. Accruals for anticipated future warranty costs are recorded to cost of sales and included in accrued liabilities and other long-term liabilities. Warranty accruals are based on estimates that are updated on an ongoing basis taking into consideration inputs such as new product introductions, changes in the volume of claims compared with the Company's historical experience, and the changes in the cost of servicing warranty claims. The Company accounts for the effect of such changes in estimates prospectively. The following table presents for the fiscal years ended June 30, 2024, 2023 and 2022, the reconciliation of the changes in accrued warranty costs which is included as a component of accrued liabilities and other long-term liabilities (in thousands):

	Years Ended June 30,
	2024	2023	2022
Balance, beginning of the year	$14,859	$12,137	$12,863
Provision for warranty	52,253	35,407	28,150
Costs utilized	(49,204)	(33,784)	(29,872)
Change in estimated liability for pre-existing warranties	(93)	1,099	996
Balance, end of the year	$17,815	$14,859	$12,137
Current portion	10,009	9,079	9,073
Non-current portion	$7,806	$5,780	$3,064

Research and Development

Research and development expenses consist of personnel expenses including salaries, benefits, stock-based compensation and incentive bonuses, and related expenses for the Company's research and development personnel, as well as materials and supplies, consulting services, third-party testing services and equipment and facility expenses related to the Company's research and development activities. All research and development costs are expensed as incurred. The Company occasionally receives funding from certain suppliers and customers towards its development efforts and such amounts are recorded as a reduction of research and development expenses and were $21.5 million, $20.0 million, and $8.2 million for the fiscal years ended June 30, 2024, 2023 and 2022, respectively.

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

Advertising Costs

Advertising costs, net of reimbursements received under the cooperative marketing arrangements with the Company's vendors, are expensed as incurred. Total advertising and promotional expenses were $10.7 million, $2.0 million and $0.1 million for the fiscal years ended June 30, 2024, 2023 and 2022, respectively.

SMCI | 2024 Form 10-K | 77

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

The fair value of RSUs and PRSUs is based on the closing market price of the Company's common stock on the date of the grant. The fair value of stock options with a market condition is estimated, at the date of grant, using the Monte Carlo Simulation model. The Company estimates the fair value of stock options granted using a Black-Scholes option pricing model. This model requires the Company to make estimates and assumptions with respect to the expected term of the option and the expected volatility of the price of the Company's common stock. The expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on the Company's historical experience. The expected volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rate is based on the United States Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

Leases

The Company has arrangements for the right to use its office, warehouse spaces and other premises, and equipment. The Company determines at inception if an arrangement is or contains a lease. When the terms of a lease effectively transfer control of the underlying asset to the Company, it is classified as a finance lease. All other leases are classified as operating leases.

Operating Leases

Operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments over the lease term. Operating lease ROU assets and liabilities are recognized at lease commencement based on the present value of the remaining lease payments discounted using the Company’s incremental borrowing rate as the interest rate implicit in the lease arrangements is not readily determinable. The incremental borrowing rate is estimated to be the interest rate that the Company would have to pay to borrow on a fully collateralized basis with similar terms and payments and in the economic environment where the leased asset is located. Operating lease ROU assets also include initial direct costs incurred, prepaid lease payments, minus any lease incentives. Operating lease expense is recognized on a straight-line basis over the lease term. The Company accounts for fixed payments for lease and non-lease components as a single lease component which increases the amount of ROU assets and liabilities. Non-lease components that have variable costs, such as common area maintenance, are expensed as incurred and not included in the ROU assets and lease liabilities.

SMCI | 2024 Form 10-K | 78

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For operating leases with lease terms of more than 12 months, operating lease ROU assets are recorded in other assets, and lease liabilities are recorded in accrued liabilities and other long-term liabilities on the consolidated balance sheet. ROU assets recorded in Other assets as of June 30, 2024 and 2023 were $34.6 million and $18.9 million, respectively. The Company's lease term includes periods covered by options to extend the lease when it is reasonably certain that it will exercise that option. The Company’s lease term includes periods covered by an option to terminate the lease when it is reasonably certain that it will not exercise that option. The Company elected to apply the short-term lease recognition exemption and does not recognize ROU asset and lease liabilities for leases with an initial term of 12 months or less and recognizes as expense the payments under such leases on a straight-line basis over the lease term. The Company's leases with an initial term of 12 months or less are immaterial.

Finance Leases

ROU assets under finance leases are recorded in property, plant and equipment, net and lease liabilities are included in accrued liabilities and other long-term liabilities on the consolidated balance sheet. Finance lease interest expense is recognized based on an effective interest method and depreciation of assets is recorded on a straight-line basis over the shorter of the lease term and useful life of the asset. The Company's finance leases are immaterial.

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

The Company has concluded that Ablecom Technology, Inc. (“Ablecom”) and its affiliate, Compuware Technology, Inc. ("Compuware"), are VIEs; however, the Company is not the primary beneficiary as it does not have the power to direct the activities that are most significant to the entities and therefore, the Company does not consolidate these entities. In performing its analysis, the Company considered its explicit arrangements with Ablecom and Compuware, and all contractual arrangements with these entities. Also, because of the substantial related party relationships between the Company and these entities, the Company considered whether any implicit arrangements exist that would cause the Company to protect these related parties’ interests from suffering losses. The Company determined it has no material implicit arrangements with Ablecom, Compuware or their shareholders.
SMCI | 2024 Form 10-K | 79

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company and Ablecom jointly established Super Micro Asia Science and Technology Park, Inc. (the "Management Company") in Taiwan to manage the common areas shared by the Company and Ablecom for its separately constructed manufacturing facilities. In fiscal year 2012, each party contributed $0.2 million for a 50% ownership interest of the Management Company. The Company has concluded that the Management Company is a VIE, and the Company is the primary beneficiary as it has the power to direct the activities that are most significant to the Management Company. For the fiscal years ended 2024, 2023 and 2022, the accounts of the Management Company were consolidated with the accounts of Super Micro Computer, and a noncontrolling interest was recorded for Ablecom's interest in the net assets and operations of the Management Company. Net income (loss) attributable to Ablecom's interest was not material for the periods presented and was included in general and administrative expenses in the Company's consolidated statements of operations.

Foreign Currency Transactions

The functional currency of the Company’s international subsidiaries is the U.S. dollar, except for Super Micro Asia and Technology Park, Inc., a consolidated variable interest entity. Monetary assets and liabilities of the Company's international subsidiaries that are denominated in foreign currency are remeasured into U.S. dollars at period-end exchange rates. Non-monetary assets and liabilities that are denominated in the foreign currency are remeasured into U.S. dollars at the historical rates. Revenue and expenses that are denominated in the foreign currency are remeasured into U.S. dollars at the average exchange rates during the period. Remeasurement of foreign currency accounts and resulting foreign exchange transaction gains and losses, are reflected in the consolidated statements of operations in other income (expense), net. Realized and unrealized foreign exchange gain for fiscal years 2024, 2023 and 2022 was $6.3 million, $0.2 million and $7.7 million, respectively.

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

The Company has an investment in a privately held company that is accounted for under the equity method (the "Corporate Venture"). The functional currency of the Corporate Venture is the Chinese Yuan. Adjustments for the Company's share of the effects of foreign currency translation from local currency to U.S. dollars are recorded as increases or decreases to the carrying value of the investment and included in stockholders’ equity as a component of accumulated other comprehensive (loss) income in the accompanying consolidated balance sheets and periodic movements are summarized as a line item in the consolidated statements of comprehensive income.

Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, unvested RSUs and PRSUs and a 0.00% Convertible Senior Notes due 2029 (the "2029 Convertible Notes"). Contingently issuable shares are included in computing basic net income per common share as of the date that all necessary conditions, including service vesting conditions have been satisfied. Contingently issuable shares are considered for computing diluted net income per common share as of the beginning of the period in which all necessary conditions have been satisfied and the only remaining vesting condition is a service vesting condition.

Under the treasury stock method, an increase in the fair market value of the Company's common stock results in a greater dilutive effect from outstanding stock options and RSUs and PRSUs. Additionally, the exercise of stock options and the vesting of RSUs results in a further dilutive effect on net income per share.

SMCI | 2024 Form 10-K | 80

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The computation of basic and diluted net income per common share is as follows (in thousands, except per share amounts):

	Years Ended June 30,
	2024	2023	2022
Numerator:
Net income - basic	$1,152,666	$639,998	$285,163
Convertible Notes interest charge, net of tax	1,480	—	—
Net income - diluted	$1,154,146	$639,998	$285,163

Denominator:
Weighted-average shares outstanding - basic	555,878	529,249	514,785
Effect of dilutive Convertible Notes	4,392	—	—
Effect of dilutive securities	41,876	30,455	21,370
Weighted-average shares outstanding - diluted	602,146	559,704	536,155

Net income per common share - basic	$2.07	$1.21	$0.55
Net income per common share - diluted	$1.92	$1.14	$0.53

For the fiscal years ended June 30, 2024, 2023 and 2022, the Company had stock options, RSUs and PRSUs outstanding that could potentially dilute basic earnings per share in the future but were excluded from the computation of diluted net income per share in the periods presented, as their effect would have been anti-dilutive. The anti-dilutive common share equivalents resulting from outstanding equity awards were 2,700,010, 1,777,950, and 4,755,290 for the fiscal years ended June 30, 2024, 2023 and 2022, respectively.

Potentially dilutive shares of common stock issuable upon conversion of the Company's outstanding 2029 Convertible Notes are determined using the if-converted method. For the fiscal year ended June 30, 2024, all such shares issuable upon conversion of the 2029 Convertible Notes, were dilutive.

Concentration of Supplier Risk

Certain materials used by the Company in the manufacturing of its products are available from a limited number of suppliers. Shortages could occur in these materials due to an interruption of supply or increased demand in the industry.

Two suppliers accounted for below percentage of total purchases:

	June 30, 2024	June 30, 2023	June 30, 2022
Percentage of total purchases
Supplier A	65.4%	30.7%	11.4%
Supplier B	6.3%	13.5%	18.1%

The increase in the concentration of the Company's total purchases from supplier A to 65.4% of total purchases for the year ended June 30, 2024 is as a result of the purchase of key components to build its solutions for the Company's customers.

Purchases from Ablecom and Compuware, related parties of the Company as noted in Note 10, "Related Party Transactions" in the Notes to the Consolidated Financial Statements, accounted for a combined 4.3%, 6.6%, and 8.3% of total cost of sales for the fiscal years ended June 30, 2024, 2023 and 2022, respectively.

SMCI | 2024 Form 10-K | 81

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable. The Company deposits cash with high-quality financial institutions. These deposits are guaranteed by the federal deposit insurance corporation up to an insurance limit.

Significant customer information is as follows:

	June 30, 2024	June 30, 2023
Percentage of accounts receivable
Customer A	15.4%	22.9%
Customer B	*	19.3%
Customer G	44.8%	*
*Below 10%

These accounts receivable represent a concentration of credit risk to the Company.

Concentration of Customer Risk

One single customer accounted for 20% of the net sales in fiscal year 2024. No single customer accounted for 10% or more of the net sales in fiscal year 2023 and 2022.

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

Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures. This ASU requires that a public entity provide additional segment disclosures on an interim and annual basis. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements unless impracticable. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The ASU is effective for the Company’s fiscal year beginning July 1, 2024, and for the interim period beginning July 1, 2025. The Company is currently evaluating this guidance and the impact it may have on its financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The standard is effective for annual periods beginning after December 15, 2024. Early adoption is permitted and should be applied prospectively, with retrospective application permitted. The ASU is effective for the Company’s fiscal year beginning July 1, 2025. The Company is currently evaluating this guidance and the impact it may have on its financial statement disclosures.

SMCI | 2024 Form 10-K | 82

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement, but it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The ASU may be applied prospectively or retrospectively and is effective for fiscal years beginning after December 15, 2026 and for the interim periods beginning after December 15, 2027. Early adoption is permitted. The ASU is effective for the Company’s fiscal year beginning July 1, 2027, and for the interim period beginning July 1, 2028. The Company is currently evaluating this guidance and the impact it may have on its financial statement disclosures.

Note 2.        Financial Instruments and Fair Value Measurements

The Company classifies its financial instruments, except for its investment in an auction rate security and other investments in privately held companies, within Level 1 or Level 2 in the fair value hierarchy because the Company uses quoted prices in active markets or alternative pricing sources and models using market observable inputs to determine their fair value.

Financial Instruments Measured on a Recurring Basis

The financial instruments of the Company measured at fair value on a recurring basis are included in cash equivalents and other assets. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, other assets, accounts payable and accrued liabilities approximate their fair values due to their relatively short maturities.

The following table sets forth the Company’s financial instruments as of June 30, 2024 and 2023, which are measured at fair value on a recurring basis by level within the fair value hierarchy. These are classified based on the lowest level of input that is significant to the fair value measurement (in thousands):

June 30, 2024	Level 1	Level 2	Level 3	Asset at Fair Value
Assets
Money market funds(1)	$340	$—	$—	$340
Certificates of deposit	—	486	—	486
Investment in marketable equity security	3,686	—	—	3,686
Auction rate security	—	—	1,829	1,829
Total assets measured at fair value	$4,026	$486	$1,829	$6,341

June 30, 2023	Level 1	Level 2	Level 3	Asset at Fair Value
Assets
Money market funds(1)	$20,823	$—	$—	$20,823
Certificates of deposit	—	462	—	462
Auction rate security	—	—	1,843	1,843
Total assets measured at fair value	$20,823	$462	$1,843	$23,128

(1) $0.1 million and $20.6 million in money market funds are included in cash and cash equivalents and $0.2 million and $0.2 million in money market funds are included in restricted cash, non-current in Other assets in the consolidated balance sheets as of June 30, 2024 and 2023, respectively.

The carrying amounts of money market funds and certificates of deposit approximate their fair values due to their relatively short maturities.

The investment in marketable equity security is carried at fair value using values available on a public exchange and is based on a Level 1 input. The unrealized gains and losses of the investment are included in earnings. During the fiscal year ended June 30, 2024, the Company invested $5.0 million in a marketable equity security recorded in Prepaid expenses and other
SMCI | 2024 Form 10-K | 83

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
current assets on the consolidated balance sheets. An unrealized loss of $1.3 million has been recorded in other income, net in the consolidated statement of operations for the fiscal year ended June 30, 2024.

The Company’s investment in an auction rate security is classified as an available for sale security within Level 3 of the fair value hierarchy as the determination of its fair value was not based on observable inputs as of June 30, 2024 and June 30, 2023. See Note 1, "Organization and Summary of Significant Accounting Policies" in the Notes to the Consolidated Financial Statements for a discussion of the Company’s policies regarding the fair value hierarchy. The Company is using the discounted cash flow method to estimate the fair value of the auction rate security at each period end and using the following assumptions: (i) the expected yield based on observable market rate of similar securities, (ii) the security coupon rate that is reset monthly, (iii) the estimated holding period and (iv) a liquidity discount. The liquidity discount assumption is based on the management estimate of lack of marketability discount of similar securities and is determined based on the analysis of financial market trends over time, recent redemptions of securities and other market activities. The Company performed a sensitivity analysis and applying a change of either plus or minus 100 basis points in the liquidity discount does not result in a significantly higher or lower fair value measurement of the auction rate security as of June 30, 2024.

For the fiscal year ended June 30, 2024, 2023 and 2022, the unrealized gains and losses for the auction rate security in other comprehensive income are immaterial.
On a quarterly basis, the Company also evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, current economic conditions, and reasonable economic forecasts that affect collectability. For the fiscal year ended June 30, 2024 and 2023, the credit losses related to the Company’s investments were not material.
There were no transfers between Level 1, Level 2 or Level 3 financial instruments in fiscal years 2024 and 2023.

Financial Instruments Measured at Fair Value on a Non-Recurring Basis

The Company's non-marketable equity securities consist of investments in privately held companies without readily determinable fair values and are classified as Level 2 in the fair value hierarchy. The Company invested $64.5 million during the fiscal year ended June 30, 2024 and an immaterial amount in the fiscal year ended June 30, 2023. The Company accounts for these investments at cost less impairment, if any, plus or minus changes from observable price changes in orderly transactions for the identical or similar investments by the same issuer. The Company performed a qualitative assessment to identify impairment indicators and recorded an impairment of $11.6 million during the fiscal year ended June 30, 2024 and $0 during the fiscal years ended June 30, 2023 and 2022, in other income, net on the consolidated statement of operations.

As of June 30, 2024, the Company had $54.6 million of investments in privately held companies recorded in Other assets on the consolidated balance sheets for which the measurement alternative was elected. As of June 30, 2023, the investment in privately held companies is immaterial.

Financial Instruments Not Recorded at Fair Value

The Company estimates the fair value of outstanding debt and 2029 Convertible Notes for disclosure purposes on a recurring basis.

As of June 30, 2024 and 2023, total debt of $476.4 million and $290.3 million, respectively, is reported at amortized cost. The outstanding debt is categorized as Level 2 as it is not actively traded. The carrying value approximates fair value.

The estimated fair value of the 2029 Convertible Notes was $1,734.6 million as of June 30, 2024. The 2029 Convertible Notes are categorized as Level 2 since their fair value is based on Level 2 inputs of quoted prices.

Note 3.         Revenue

    Disaggregation of Revenue

SMCI | 2024 Form 10-K | 84

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The Company disaggregates revenue by type of product and geographical region to depict the nature, amount, and timing of revenue and cash flows. Service and software revenues, which are less than 10%, are not a significant component of total revenue and are aggregated with server and storage systems revenue.

The following is a summary of net sales by product type (in thousands):

	Years Ended June 30,
	2024	2023	2022
Server and storage systems	$14,185,220	$6,569,814	$4,463,833
Subsystems and accessories	804,031	553,668	732,266
Total	$14,989,251	$7,123,482	$5,196,099

Server and storage systems constitute an assembly and integration of subsystems and accessories, software, and related services. Subsystems and accessories are comprised of server boards, chassis and accessories.

Revenue related to services for fiscal year June 30, 2024 was $152.1 million, which is recognized over time ratably over the contract term.

International net sales are based on the country and geographical region to which the products were shipped. The following is a summary of net sales by geographic region (in thousands):

	Years Ended June 30,
	2024	2023	2022
United States	$10,187,331	$4,834,061	$3,035,523
Asia	2,912,570	1,050,837	1,139,898
Europe	1,293,959	1,003,046	825,200
Other	595,391	235,538	195,478
Total	$14,989,251	$7,123,482	$5,196,099

Contract Balances

Generally, the payment terms of the Company’s offerings range from 30 to 60 days. In certain instances, customers may prepay for products and services in advance of delivery. Receivables represent the Company’s unconditional right to consideration for performance obligations that are either partially or fully completed.

Contract assets are rights to consideration in exchange for goods or services that the Company has transferred to a customer when such right is conditional on something other than the passage of time. Such contract assets are insignificant to the Company’s consolidated financial statements.

Contract liabilities consist of deferred revenue and relate to amounts invoiced to or advance consideration received from customers, which precede the Company’s satisfaction of the associated performance obligations. The Company’s deferred revenue primarily results from customer payments received upfront for extended warranties and on-site services because these performance obligations are satisfied over time. Additionally, at times, deferred revenue may fluctuate due to the timing of non-refundable advance consideration received from non-cancelable contracts relating to the sale of future products. Revenue recognized during fiscal year ended June 30, 2024, which was included in the opening deferred revenue balance as of June 30, 2023, of $304.4 million, was $130.7 million. Revenue recognized during fiscal year ended June 30, 2023, which was included in the opening deferred revenue balance as of June 30, 2022, of $233.8 million, was $109.0 million.

Deferred revenue increased $111.9 million as of June 30, 2024, as compared to the fiscal year ended June 30, 2023. This increase was mainly due to a deferral of invoiced amounts for service contracts during the period exceeding the recognized revenue from service contracts entered into in prior periods. This was accompanied by a $9.3 million increase in non-refundable advance consideration or cash consideration received from customers which preceded the Company's satisfaction of the associated performance obligations relating to product sales expected to be fulfilled in the next 12 months.
SMCI | 2024 Form 10-K | 85

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

    Transaction Price Allocated to the Remaining Performance Obligations

Remaining performance obligations represent in aggregate the amount of transaction price that has been allocated to performance obligations not delivered, or only partially delivered, as of the end of the reporting period. The Company applies the exemption to not disclose information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less. These performance obligations generally consist of services, such as on-site services, including integration services and extended warranty services, that are contracted for one year or less, and products for which control has not yet been transferred. For contracts with a duration of more than one year, the value of the transaction price allocated to deferred revenue as of June 30, 2024, was approximately $416.4 million. The Company expects to recognize approximately 46% of this deferred revenue in the next 12 months, and the remainder thereafter.

Capitalized Contract Acquisition Costs and Fulfillment Cost

Contract acquisition costs are incremental costs that the Company incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained. Contract acquisition costs consist primarily of incentive bonuses paid to Company employees. Contract acquisition costs are considered incremental and recoverable costs of obtaining and fulfilling a contract with a customer and are therefore capitalizable. The Company applies the practical expedient to expense contract acquisition costs as incurred if the amortization period would be one year or less, generally upon delivery of the associated server and storage systems or components. Where the amortization period of the contract cost would be more than a year, the Company applies judgment in the allocation of the contract acquisition costs asset between hardware and service performance obligations and expenses the cost allocated to the hardware performance obligations upon delivery of associated server and storage systems or components and amortizes the cost allocated to service performance obligations over the period the services are expected to be provided. Contract acquisition costs allocated to service performance obligations that are subject to capitalization are insignificant to the Company’s consolidated financial statements.

Contract fulfillment costs consist of costs paid in advance for outsourced services provided by third parties to the extent they are not in the scope of other guidance. Fulfillment costs paid in advance for outsourced services provided by third parties are capitalized and amortized over the period when the services are expected to be provided. Such fulfillment costs are insignificant to the Company’s consolidated financial statements. Revenue is recognized either over time or at a point in time, depending on when the underlying products or services are transferred to the customer. Revenue is recognized at a point in time for products upon transfer of control. Revenue is recognized over time for support and services provided.

Note 4.        Accounts Receivable Allowances

The Company has established an allowance for credit losses. The allowance for credit losses is based upon the age of outstanding receivables, credit risk of specific customers, historical trends related to past losses and other relevant factors. Accounts receivable allowances as of June 30, 2024, 2023 and 2022 consisted of the following (in thousands):

	Beginning Balance	Charged to Cost and Expenses (Recovered), net	Write-offs	Ending Balance
Allowance for credit losses
Year ended June 30, 2024	$82	$(9)	$—	$73
Year ended June 30, 2023	$1,753	$(13)	$(1,659)	$82
Year ended June 30, 2022	$2,591	$(840)	$2	$1,753

Note 5.        Inventories

Inventories as of June 30, 2024 and 2023 consisted of the following (in thousands):
SMCI | 2024 Form 10-K | 86

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	June 30,
	2024	2023
Finished goods	$3,312,768	$1,045,177
Work in process	450,993	71,874
Raw materials	569,268	328,513
Total inventories	$4,333,029	$1,445,564

The amount of stock-based compensation capitalized in inventories as of June 30, 2024, 2023 and 2022 was immaterial.

During the fiscal years ended June 30, 2024, 2023, and 2022, the Company recorded a net provision for excess and obsolete inventory to cost of sales totaling $83.0 million, $30.8 million, and $15.1 million, respectively.

Note 6.        Property, Plant, and Equipment, net

Property, plant and equipment as of June 30, 2024 and 2023 consisted of the following (in thousands):

	June 30,
	2024	2023
Land	$150,137	$86,642
Buildings	163,764	143,496
Machinery and equipment	156,496	130,151
Building and leasehold improvements	72,075	59,634
Furniture and fixtures	46,241	36,303
Software	24,363	23,098
Buildings construction in progress	14,828	303
	627,904	479,627
Accumulated depreciation and amortization	(213,896)	(189,387)
Property, plant and equipment, net	$414,008	$290,240

Depreciation and amortization expense for fiscal years 2024, 2023 and 2022 was $30.1 million, $26.9 million, and $24.8 million, respectively.
SMCI | 2024 Form 10-K | 87

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.        Lines of Credit and Term Loans

Short-term and long-term loan obligations as of June 30, 2024 and 2023 consisted of the following (in thousands):

	June 30,
	2024	2023
Line of credit:
Cathay Bank Line of Credit	$—	$131,583
CTBC Credit Lines	184,573	—
Chang Hwa Bank Credit Lines	9,215	—
HSBC Bank Credit Lines	30,000	—
E.SUN Bank Credit Lines	60,000	—
Mega Bank Credit Lines	50,000	—
First Bank Credit Lines	28,084	—
Total line of credit	361,872	131,583
Term loan facilities:
Chang Hwa Bank Credit Facility due October 15, 2026	17,918	26,853
CTBC Term Loan Facility, due June 4, 2030	31,155	38,208
CTBC Term Loan Facility, due August 15, 2026	3,079	4,721
E.SUN Bank Term Loan Facility, due September 15, 2026	22,116	33,513
E.SUN Bank Term Loan Facility, due August 15, 2027	12,645	16,756
Mega Bank Term Loan Facility, due October 3, 2026	27,644	38,668
Total term loans	114,557	158,719
Total lines of credit and term loans	476,429	290,302
Lines of credit and current portion of term loans	402,346	170,123
Term loans, non-current	$74,083	$120,179

SMCI | 2024 Form 10-K | 88

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Activities under Revolving Lines of Credit and Term Loans

Available borrowings and interest rates as of June 30, 2024 and June 30, 2023 consisted of the following (in thousands except for percentages):

	June 30, 2024		June 30, 2023
	Available borrowings	Interest rate	Available borrowings	Interest rate
Line of credit:
2018 Bank of America Credit Facility	$350,000	6.82%	$350,000	6.57%
2022 Bank of America Credit Facility	$20,000	6.49%	$20,000	3.36%
Cathay Bank Line of Credit	$132,000	7.33%	$417	7.08%
CTBC Credit Lines	$427	2.09% - 6.13%	$105,000	3.33%
Chang Hwa Bank Credit Lines	$20,000	1.88% - 6.33%	$20,000	6.58%
HSBC Bank Credit Lines	$20,000	2.03% - 6.28%	$50,000	4.50%
E.SUN Bank Credit Lines	$—	2.02% - 6.17%	$30,000	4.18%
Mega Bank Credit Lines	$—	1.90% - 5.80%	$20,000	2.55%
First Bank Credit Lines	$1,916	2.03% - 6.19%	$—	—%
Yuanta Bank Credit Lines	$47,610	2.32% - 6.33%	$—	—%

Term loan facilities:
Chang Hwa Bank Credit Facility due October 15, 2026	$—	1.68%	$—	1.55%
CTBC Term Loan Facility, due June 4, 2030	$—	1.33%	$—	1.20%
CTBC Term Loan Facility, due August 15, 2026	$—	1.53%	$—	1.40%
E.SUN Bank Term Loan Facility, due September 15, 2026	$—	1.87%	$7,734	1.75%
E.SUN Bank Term Loan Facility, due August 15, 2027	$—	1.87%	$—	1.75%
Mega Bank Term Loan Facility, due October 3, 2026	$—	1.52% - 1.72%	$—	1.40% - 1.60%

Bank of America

2018 Bank of America Credit Facility

In April 2018, the Company entered into a revolving line of credit with Bank of America for up to $250.0 million (as amended from time to time, the "2018 Bank of America Credit Facility"). On March 3, 2022, the 2018 Bank of America Credit Facility was amended to, among other items, increase the size of the facility from $200.0 million to $350.0 million and change provisions relating to payments and LIBOR replacement mechanics to SOFR. The obligations bear a base interest rate plus 0.5% to 1.5% based on the SOFR availability. The amendment was accounted for as a modification and the impact was immaterial to the consolidated financial statements. Prior to that, on June 28, 2021, the 2018 Bank of America Credit Facility was amended to, among other items, extend the maturity to June 28, 2026, reduce the size of the facility from $250.0 million to $200.0 million and increase the maximum amount that the Company can request the facility be increased from $100 million to $150 million. Interest accrued on any loans under the 2018 Bank of America Credit Facility is due on the first day of each month, and the loans are due and payable in full on the termination date of the 2018 Bank of America Credit Facility. Voluntary prepayments are permitted without early repayment fees or penalties. Subject to customary exceptions, the 2018 Bank of America Credit Facility is secured by substantially all of Super Micro Computer’s assets, other than real property assets. Under the terms of the 2018 Bank of America Credit Facility, the Company is not permitted to pay any dividends. The 2018 Bank of America Credit Facility contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries and contains a financial covenant, which requires that the Company maintain a certain fixed charge coverage ratio, for each twelve-month period while in a Trigger Period, as defined in the agreement, is in effect.

SMCI | 2024 Form 10-K | 89

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
As of June 30, 2024 and 2023, the total outstanding borrowings under the 2018 Bank of America Credit Facility were $0.0 million and $0.0 million, respectively. The interest rate under the 2018 Bank of America Credit Facility as of June 30, 2024 and 2023 was 6.82% and 6.57%, respectively. The balance of debt issuance costs outstanding as of June 30, 2024 and June 30, 2023 was $0.5 million and $0.7 million, respectively. As of June 30, 2024, the Company was in compliance with all covenants under the 2018 Bank of America Credit Facility, with an available borrowing capacity of $350.0 million, subject to the borrowing base limitation and compliance with other applicable terms.

2022 Bank of America Credit Facility

On March 23, 2022, the Company through its Taiwan subsidiary entered into an Uncommitted Facility Agreement for credit lines with Bank of America – Taipei Branch (the “2022 Bank of America Credit Facility”), for an amount not to exceed in aggregate $20.0 million. The interest rate will be quoted by Bank of America - Taipei Branch for each drawdown. As of June 30, 2024 and 2023, the Company had no outstanding borrowings under the 2022 Bank of America Credit Facility. As of June 30, 2024, the amount available for future borrowing under the 2022 Bank of America Credit Facility was $20.0 million.

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

Borrowings under the Cathay Bank Loan Agreement are secured against certain of the Company’s properties located in San Jose, California (the “Collateral”). The Company has agreed to indemnify Cathay Bank with respect to certain environmental matters with respect to the Collateral. The Collateral is subject to re-appraisal every two years at the election of Cathay Bank, and Cathay Bank reserves the right to reduce the Commitment in accordance with such appraised values. As of June 30, 2024 and 2023 the outstanding borrowings under the Cathay Bank Loan Agreement were $0.0 million and $131.6 million, respectively. As of June 30, 2024, the Company's available borrowing capacity was $132.0 million under the Cathay Bank Loan Agreement and the net book value of the property collateralizing the Cathay Bank Line of Credit was $88.4 million.

SMCI | 2024 Form 10-K | 90

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
CTBC Bank

CTBC Credit Lines

On September 28, 2023, the Company's Taiwan subsidiary entered into a general agreement for omnibus credit lines with CTBC Bank (the “2023 CTBC Agreement”), which replaces the prior CTBC credit lines in their entirety and permits for borrowings, from time to time, thereunder pursuant to various individual credit arrangements and includes the previously issued long and medium term loan facility of NTD 1,550.0 million entered in 2021 and 2020 (the “Long and Medium Loan Facility”), and each of (i) a short-term loan and guarantee line providing credit of up to NTD1,250.0 million and NTD100.0 million, respectively (the “NTD Short Term Loan/Guarantee Line”), (ii) a short-term loan providing a line of credit of up to $40.0 million (the “USD Short Term Loan Line”), and (iii) an export/import o/a loan line providing a line of credit of up to $105.0 million for exports and $50.0 million for imports (the “Export/Import Line,” and, together with the NTD Short Term Loan/Guarantee Line and the USD Short Term Loan Line, the “New CTBC Credit Lines”). Aggregate borrowings under the New CTBC Credit Lines together is subject to a cap of $105.0 million.

On February 16, 2024, the Company's Taiwan subsidiary entered into a new general agreement for omnibus credit lines with CTBC Bank (the “2024 CTBC Agreement”). This agreement (which changed arrangements under the 2023 CTBC Agreement), increased the aggregate total borrowings under the various individual credit arrangements with CTBC Bank from $105.0 million to $185.0 million. The credit arrangements under the 2024 CTBC Agreement now include the previous issued long and medium term loan facility of NTD 1,550.0 million entered in 2021 and 2020 (the “Long and Medium Loan Facility”), and each of (i) a short-term loan and guarantee line providing credit of up to NTD1,250.0 million and NTD100.0 million, respectively (the “New NTD Short Term Loan/Guarantee Line”), (ii) a short-term loan providing a line of credit of up to $40.0 million (the “New USD Short Term Loan Line”), (iii) an export/import o/a loan line providing a line of credit of up to $105.0 million for exports and $50.0 million for imports (the “New Export/Import Line”) and (iv) an import o/a loan line of credit of up to $80.0 million available through August 31, 2024 (the “Incremental Import Line,” and, together with the New NTD Short Term Loan/Guarantee Line, the New USD Short Term Loan Line, and the New Export/Import Line, the “Increased CTBC Credit Lines”). Aggregate borrowings under all the Increased CTBC Credit Lines are subject to a cap of $185.0 million.

Interest rates under each of the individual Increased CTBC Credit Lines are to be established according to individual credit arrangements, which interest rates shall be subject to adjustment depending on the satisfaction of certain conditions. Each of the New NTD Short Term Loan/Guarantee Line and the New USD Short Term Loan Line continue to be secured by certain of the Company's Taiwan subsidiary’s assets, including certain property, land, and plant. The tenor of the Incremental Import Line provides for availability until August 31, 2024, with a final drawdown date of February 28, 2025. Such Incremental Import Line, which is reviewed quarterly for cancellation by the CTBC Bank, is also subject to an average usage requirement and fee for retaining the underutilized portion of such line. For the Long and Medium Loan Facility, the Taiwan subsidiary is subject to various financial covenants, including current ratio, debt service coverage ratio, and financial debt ratio requirements. In the event the Taiwan subsidiary does not satisfy such financial covenants, CTBC Bank is permitted to, among other things, reduce the permitted total borrowings to a cap of $70.0 million from $105.0 million. Additional covenants require, among other things, the Company to maintain ownership of all of the capital stock of the Taiwan subsidiary and prohibit secondary mortgages on certain assets securing various of the Increased CTBC Credit Lines. The Increased CTBC Credit Lines have customary default provisions permitting CTBC Bank to suspend the extension of credit, reduce the credit line, shorten the credit extension term, or declare all principal and interest amounts immediately due and payable.

As of June 30, 2024 and 2023, the outstanding borrowings under the CTBC Bank Credit Lines were $184.6 million and $0.0 million, respectively. The interest rate for these loans ranged from 2.09% to 6.13% per annum as of June 30, 2024.

SMCI | 2024 Form 10-K | 91

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
CTBC Term Loan Facility

The Company, through its Taiwan subsidiary, entered into certain credit agreement, dated May 6, 2020, with CTBC Bank Co., Ltd. (“CTBC”), which provided for a ten-year, non-revolving term loan facility (the “2020 CTBC Term Loan Facility”) to borrow up to NTD 1,200.0 million ($40.7 million U.S. dollar equivalent).

On July 20, 2021, the Company, through its Taiwan subsidiary, entered into a general agreement for omnibus credit lines with CTBC (the “2021 CTBC Credit Facility"), which replaced the prior CTBC credit facilities, other than the 2020 CTBC Team Loan Facility, in their entirety and permit borrowings, from time to time, pursuant to a term loan facility of up to NTD 1,550.0 million ($55.4 million U.S. dollar equivalent) including the existing 2020 CTBC Term Loan Facility of NTD 1,200.0 million ($42.9 million U.S. dollar equivalent) and a new 75-month, non-revolving term loan facility of NTD 350.0 million ($12.5 million U.S. dollar equivalent) to use to purchase machinery and equipment for the Company’s Bade Manufacturing Facility located in Taiwan (the “2021 CTBC Machine Loan”).

As of June 30, 2024 and 2023, the amounts outstanding under the 2020 CTBC Term Loan Facility were $31.2 million and $38.2 million, respectively. The interest rates for these loans were 1.33% per annum as of June 30, 2024 and 1.20% per annum as of June 30, 2023.

As of June 30, 2024 and 2023, under the 2021 CTBC Machine Loan, the amounts outstanding were $3.1 million and $4.7 million, respectively. The interest rates for these loans were 1.53% per annum as of June 30, 2024 and 1.40% per annum as of June 30, 2023.

The Company was in compliance with all financial covenants under 2020 CTBC Term Loan Facility and 2021 CTBC Machine Loan as of June 30, 2024.

As of June 30, 2024, the net book value of land and building located in Bade, Taiwan, collateralizing the CTBC Credit Line and Term Loan Facility was $72.9 million.

Chang Hwa Bank

Chang Hwa Bank Credit Lines

On October 5, 2021 (the “Chang Hwa Bank Effective Date”), the Company, through its Taiwan subsidiary, entered into a credit facility (the “Chang Hwa Bank Credit Facility”) with Chang Hwa Commercial Bank, Ltd. (“Chang Hwa Bank”). The Chang Hwa Bank Credit Facility permits borrowings of up to NTD 1,000.0 million ($36.0 million U.S. dollar equivalent), including up to $20.0 million as loans, advances, acceptances, bills, bank guarantees, overdrafts, letters of credit, and other types of drawdown instruments. Terms for specific drawdown instruments issued under the Chang Hwa Bank Credit Facility, such as credit amount, term of use, mode of drawdown, specific lending rate, and other relevant terms, are set forth in the Import O/A Loan Contract and Export O/A Loan Contract, which were entered into on the Chang Hwa Bank Effective Date None of these Loan Contracts are secured and there are no financial covenants. The Company is not a guarantor under the Chang Hwa Bank Credit Facility.

On May 13, 2022, Chang Hwa Bank notified that it increased the borrowing capacity limit by $20.0 million.

On April 26, 2024 (the “CHB Effective Date”), our Taiwan subsidiary entered into a credit facility (the “New Credit Facility”) with Chang Hwa Commercial Bank, Ltd. (“Chang Hwa Bank”) which was substantially similar to the Chang Hwa Bank Credit Facility, except the credit limit thereunder was updated to include, in addition to US$20 million from the Chang Hwa Bank Credit Facility, an additional credit limit of NTD300 million (together, the “CHB Credit Lines”). The Company is not a guarantor of the New Credit Facility.

SMCI | 2024 Form 10-K | 92

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Terms for specific drawdown instruments issued under the New Credit Facility, such as credit amount, term of use, mode of drawdown, specific lending rate, and other relevant terms, are to be set forth in separate loan contracts (each, a “Loan Contract”) negotiated with the Chang Hwa Bank. Under three Loan Contracts entered into on the CHB Effective Date, our Taiwan subsidiary and the Bank have agreed to each of the following: (a) our Taiwan subsidiary may choose one of the following, subject to a cap of US$20 million under the CHB Credit Lines: (i) a Loan Contract providing for the drawdown of up to US$20 million for an import loan (the “Import O/A Loan”), with the interest rate thereunder is based on TAIFX plus a fixed margin; or (ii) a Loan Contract providing for the drawdown of up to US$20 million for an export loan (the “Export O/A Loan”). with the interest rate thereunder is based on TAIFX plus a fixed margin; and (b) a Loan Contract for a general working capital loan (the “General Working Capital Loan”), subject to a cap of NTD300 million under the CHB Credit Lines, with the interest rate set at a fixed premium to a specified 1-year time savings deposit rate, subject to a floor of 1.4%.

None of the Import O/A Loan, Export O/A Loan, or General Working Capital Loan are secured and there are no financial covenants. Under the New Credit Facility, the Bank has the right to demand collateral for debts owed.

As of June 30, 2024, the outstanding borrowings under CHB Credit Lines were $9.2 million. The interest rate was 1.88% per annum as of June 30, 2024. As of June 30, 2024, the amount available for future borrowing under the CHB Credit Lines was $20.0 million.

As of June 30, 2024 and 2023, the total outstanding borrowings under the Chang Hwa Bank Term Loan Facility were denominated in NTD and remeasured into U.S. dollars at $17.9 million and $26.9 million, respectively. The interest rate under the Chang Hwa Bank Credit Facility as of June 30, 2024 and 2023 was 1.68% per annum and 1.55% per annum, respectively.

E.SUN Bank

E.SUN Bank Credit Lines

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

On April 19, 2024, the Company’s Taiwan subsidiary entered into a Notification and Confirmation of Credit Conditions with E.SUN Bank. Pursuant to the Notification and Confirmation, our Taiwan subsidiary and E.SUN Bank agreed to the following:
(i) A comprehensive credit facility of up to US$60 million (the “Import and Export Trade Facility). The Import and Export Trade Facility is comprised of both an Import O/A Financing Loan and an Export O/A Financing Loan (the “O/A Loan") which share the US$60 million limit. The interest rate for the O/A Loan is based on TAIFX3 plus a fixed margin, which may be negotiated, and is subject to adjustment under certain circumstances (including in the event that certain thresholds with respect to remittances and average deposits are not met by specified time periods). The loan period tenor for drawdowns under the O/A Loan is 120 days.
(ii) A Short Term loan of up to NT$800 million (the “Short Term Loan”) ($25.0 million U.S. dollar equivalent). The interest rate for the Short Term Loan is based upon E.SUN Bank’s one-month time savings deposit rate index plus a fixed margin, may be negotiated, is subject to adjustment under certain circumstances (including in the event that certain thresholds with respect to remittances and average deposits are not met by specified time periods), and may not be lower than 1.9%. The loan period tenor for drawdowns under the Short Term Loan is 180 days.

ESUN Bank credit lines with a period of use from March 14, 2024 through March 14, 2025 may be drawn on a revolving basis. The first drawdown is required to be made by March 14, 2025. Neither the O/A Loan nor Short Term Loan are secured, and the Company is not a guarantor. The total outstanding balance of facilities (i) and (ii) shall not exceed US$60 million.

SMCI | 2024 Form 10-K | 93

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
As of June 30, 2024 and 2023, the amounts outstanding under the ESUN Bank credit lines were $60.0 million and $0.0 million, respectively. The interest rate for the fiscal year ended June 30, 2024 was 6.17% per annum. As of June 30, 2024, the amount available for future borrowing under the Import O/A Loan was $0.0 million.

E.SUN Bank Term Loan Facility

On September 13, 2021 (the “Old E.SUN Bank Effective Date”), the Company through its Taiwan subsidiary entered into a new General Credit Agreement with E.SUN Bank, which replaced the Prior E.SUN Bank Credit Facility (the “2021 E.SUN Bank Credit Facility”). The 2021 E.SUN Bank Credit Facility permitted borrowings of up to NTD 1,600.0 million ($57.6 million U.S. dollar equivalent).

Terms for specific drawdown instruments issued under the 2021 E.SUN Bank Credit Facility, such as credit amount, term of use, mode of drawdown, specific lending rate, and other relevant terms, were to be set forth in Notifications and Confirmation of Credit Conditions (a “Notification and Confirmation”) negotiated with E.SUN Bank. A Notification and Confirmation was entered into on the Old E.SUN Bank Effective Date for a five-year, non-revolving term loan facility to obtain up to NTD 1,600.0 million ($57.6 million U.S. dollar equivalent) in financing for use in research and development activities (the “Term Loan”). As of June 30, 2024 and 2023, the total outstanding borrowings under the Term Loan were denominated in NTD and remeasured into U.S. dollars of $22.1 million and $33.5 million, respectively.

On August 9, 2022 (the “2022 E.SUN Bank Effective Date”), the Company through its Taiwan subsidiary, entered into a new General Credit Agreement with E.SUN Bank, which replaced the 2021 E.SUN Bank Credit Facility (the “2022 E.SUN Bank Credit Facility”). The 2022 E.SUN Bank Credit Facility permits borrowings of up to NTD 680.0 million ($23.0 million U.S. dollar equivalent) and the prior medium term loan under the Prior E.SUN Bank Credit Facility shall not exceed in aggregate NTD 1.8 billion ($61.0 million U.S. dollar equivalent). The Company is not a guarantor of the New E.SUN Bank Credit Facility.

Terms for specific drawdown instruments issued under the 2022 E.SUN Bank Credit Facility, such as credit amount, term of use, mode of drawdown, specific lending rate, and other relevant terms, are to be set forth in a Notifications and Confirmation. Under a Notification and Confirmation entered into on the 2022 E.SUN Bank Effective Date, the Taiwan subsidiary and E.SUN Bank have agreed to a Medium Term Credit Loan of NTD 680.0 million ($23.0 million U.S. dollar equivalent) with a tenor of five years (the “Medium Term Loan”). With respect to the Medium Term Loan, the interest rate thereunder is based upon a floating annual rate plus a fixed margin, subject to adjustment under certain circumstances. Interest payments are due on a monthly basis. Principal is amortized evenly on a monthly basis, with principal payments subject to a one year grace period prior to the commencement of repayment. The Medium Term Loan will be used by the Taiwan subsidiary to support its manufacturing activities (such as purchase of materials and components) (“Use of Proceeds”). Drawdowns may be in amounts of up to 80% of permitted Use of Proceeds expenses. The Taiwan subsidiary is subject to various financial covenants in connection with the Medium Term Loan, including a current ratio, net debt to equity ratio, and interest coverage ratio. As of June 30, 2024 and 2023, the amount outstanding under the Term Loan was denominated in NTD and remeasured into US dollars of $12.6 million and $16.8 million, respectively.

The interest rates for the Term Loan were 1.87% per annum as of June 30, 2024 and 1.75% per annum as of June 30, 2023.
The Company was in compliance with all financial covenants under 2021 E.SUN Bank Credit Facility and 2022 E.SUN Bank Credit Facility as of June 30, 2024.

SMCI | 2024 Form 10-K | 94

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
HSBC Bank

HSBC Bank Credit Lines

On January 7, 2022 (the “HSBC Bank Effective Date”), the Company, through its Taiwan subsidiary, entered into a General Loan, Export/Import Financing, Overdraft Facilities and Securities Agreement (the “Loan Agreement”) with a Taiwan affiliate of HSBC Bank (“HSBC Bank”). HSBC Bank agreed to a $30.0 million export/seller trade facility under the Loan Agreement with a tenor of 120 days. The interest rate thereunder is based on HSBC Bank’s base rate plus a fixed margin, subject to adjustment under certain circumstances. The Company is not a guarantor of the Loan Agreement and interest payments are due on a monthly basis, and principal is repayable on the due date.

On February 7, 2023, the Company through the Taiwan subsidiary, entered into a new facility letter with the Taiwan affiliate of HSBC Bank which expanded the prior $30 million facility letter entered into with HSBC Bank on January 7, 2022. The New Facility Letter permits borrowings up to a combined aggregate limit of $50.0 million which may be comprised of borrowings under a New Taiwan Dollar revolving facility with a sub-limit of NTD 300 million (the “NTD Revolver”) and an export/seller facility with a sub-limit of $50 million (the “Export/Seller Facility”). Interest under both the NTD Revolver and Export/Seller Facility is based on HSBC Bank’s base rate plus a fixed margin, subject to adjustment under certain circumstances. Interest payments thereunder are due on a monthly basis, or such other interest period as agreed by HSBC Bank, and principal is repayable on the due date. Amounts due under the New Facility Letter are currently not secured, but subject to HSBC Bank’s right of set-off and right to repayment on demand and call for cash cover.

On December 7, 2023, the Company's Taiwan subsidiary entered into a new facility letter (the “New Facility Letter”)
with the Taiwan affiliate of HSBC Bank. The New Facility Letter permits borrowings up to a combined aggregate limit of $50.0 million which may be comprised of borrowings under a New Taiwan Dollar revolving facility with a sub-limit of NTD 300.0 million (the “NTD Revolver”) and an export/seller facility with a sub-limit of $50.0 million (the “Export/Seller Facility”, and together with the NTD Revolver, the "HSBC Bank Credit Lines"). Interest under both the NTD Revolver and Export/Seller Facility is based on HSBC Bank’s base rate plus a fixed margin, subject to adjustment under certain circumstances. Interest payments thereunder are due on a monthly basis, or such other interest period as agreed by HSBC Bank, and principal is repayable on the due date.

Amounts due under the New Facility Letter are currently not secured, but subject to HSBC Bank’s right of set-off and right to repayment on demand and call for cash coverage.

As of June 30, 2024 and 2023, the outstanding borrowings under HSBC Bank Credit Lines were $30.0 million and $0.0 million, respectively. The interest rates for these loans were 6.28% and 4.50% per annum as of June 30, 2024 and 2023. As of June 30, 2024, the amount available for future borrowing under the HSBC Bank Credit Lines was $20.0 million.

Mega Bank

Mega Bank Credit Facilities

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

On June 17, 2023, the Company through its Taiwan subsidiary, entered into a new Omnibus Credit Authorization Agreement (the “2023 Omnibus Authorization Agreement) and a Credit Authorization Approval Notice (the “2023 Credit Authorization Approval Notice”) with Mega Bank with the same 2022 Credit Limit which replaced the 2022 Omnibus Credit Authorization Agreement. Pursuant to such 2023 Credit Authorization Approval Notice, the associated Mega Bank branch permits the Taiwan subsidiary to make drawdowns up to the Credit Limit for short-term loans for material purchases and operating revolving needs with a tenor not to exceed 120 days for material purchases and 180 days on a revolving basis. Interest on material purchases drawdown denominated in US dollar is based upon TAIFX OFFER for either three or six months and operating revolving drawdown denominated in New Taiwan dollar is based upon TAIBOR OFFER for either three or six
SMCI | 2024 Form 10-K | 95

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
months, subject to periodic adjustment and adjustment in certain other circumstances, such as failure to maintain a sufficient balance in a demand deposit account with Mega Bank which are subject to the bank’s right of set off. Amounts borrowed are otherwise unsecured. The Company is not a guarantor under the 2023 Credit Authorization Approval Notice.

On April 17, 2024 Company through its Taiwan subsidiary entered into an Omnibus Credit Authorization Agreement (the “New Omnibus Credit Authorization Agreement”) with Mega International Commercial Bank (“Mega Bank”), which was substantially similar to the 2023 Omnibus Authorization Agreement, except the credit limit thereunder was increased from US$20 million (or foreign currency equivalent) to US$50 million (or foreign currency equivalent) (the “Mega Bank Credit Limit”). During the loan period, the Company’s Taiwan subsidiary is required to maintain certain specified deposit balances with Mega Bank and the Company is required to maintain 100% direct or indirect share ownership of its Taiwan subsidiary.

Pursuant to the Omnibus Credit Authorization Agreement, the Company's Taiwan subsidiary entered into a Credit Authorization Agreement dated April 17, 2024 with Mega Bank (the “Credit Authorization Agreement”) which set forth additional terms of the individual credit authorizations. The Company's Taiwan subsidiary also received a Credit Authorization Approval Notice (the “Approval Notice”) from an associated branch of Mega Bank. Pursuant to such Approval Notice, the associated Mega Bank branch permits the Company's Taiwan subsidiary to make drawdowns up to the Mega Bank Credit Limit for short-term loans for material purchases and operating revolver with a tenor not to exceed 120 days. The Approval Notice also includes a sub-item credit limit of NTD1.2 billion as short-term loans for turnover. Interest on drawdowns denominated in US dollars is based upon TAIFX OFFER for 3 or 6 months, interest on drawdowns denominated in NTD is based upon TAIBOR for 3 or 6 months, and interest on drawdowns denominated in other currencies is based upon Mega Bank’s cost of borrowing plus a specified premium, subject to periodic adjustment and adjustment in certain other circumstances, such as failure to maintain a sufficient balance in a demand deposit account with Mega Bank which are subject to Mega Bank’s right of set off. Amounts borrowed are otherwise unsecured. The Company is not a guarantor under the Approval Notice.

As of June 30, 2024 and 2023, the outstanding borrowings under Mega Bank credit lines were $50.0 million and $0.0 million, respectively. The interest rates for these loans were 5.80% per annum as of June 30, 2024.

Mega Bank Term Loan Facilities

On September 13, 2021 (the “Mega Bank Effective Date”), the Company through its Taiwan subsidiary entered into a NTD 1,200.0 million ($43.2 million U.S. dollar equivalent) credit facility (the “Mega Bank Credit Facility”) with Mega Bank. The Mega Bank Credit Facility will be used to support manufacturing activities (such as purchase of materials and components), and to provide medium-term working capital (the “Permitted Uses”). Drawdowns under the Mega Bank Credit Facility may be made through December 31, 2024, with the first drawdown date not later than November 5, 2021. The first drawdown date was on October 4, 2021. Drawdowns may be in amounts of up to 80% of Permitted Uses certified to the Bank in drawdown certificates. The interest rate depends upon the amount borrowed under Mega Bank Credit Facility, and as of the Mega Bank Effective Date, ranged from 0.645% to 0.845% per annum. The interest rate is subject to adjustment in certain circumstances, such as events of default. Interest is payable monthly. Principal payments for amounts borrowed commence on the 15th day of the month following two years after the first drawdown and are repaid in monthly installments over a period of three years thereafter. The Mega Bank Credit Facility is unsecured and has customary default provisions permitting Mega Bank to reduce or cancel the extension of credit, or declare all principal and interest amounts immediately due and payable.

As of June 30, 2024 and 2023, the total outstanding borrowings under the Mega Bank Credit Facility were denominated in NTD and remeasured into U.S. dollars at $27.6 million and $38.7 million, respectively. The interest rates ranged from 1.52% to 1.72% per annum as of June 30, 2024, and ranged 1.40% to 1.60% per annum as of June 30, 2023.

Yuanta Bank

Yuanta Bank Credit Lines

On May 23, 2024, the Company’s Taiwan subsidiary entered into an Omnibus Credit Agreement and an additional agreement with Yuanta Commercial Bank Co., Ltd., securing credit lines up to NTD1.55 billion ($47.8 million U.S. dollar equivalent) . The agreement allows for revolving borrowings, including: (i) Working Capital Loans up to NTD1.55 billion, (ii) Overseas Purchase Loans up to US$50 million, and (iii) Export Loans up to US$50 million.

SMCI | 2024 Form 10-K | 96

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Per the Credit Approval Letter from Yuanta Bank dated February 20, 2024: (i) Working Capital Loans have a drawdown limit of five months, with interest payable monthly, based on Yuanta Bank’s base rate plus a premium, subject to negotiation; (ii) Overseas Purchase Loans and Export Loans have drawdown limits of 150 days, with interest rates based on Yuanta Bank’s base rate or TAIFX3 plus a premium, also negotiable.

Interest rates are subject to adjustment under certain conditions, such as insufficient deposit balances with Yuanta Bank. Borrowings are unsecured but subject to Yuanta Bank’s right of set-off. The Company is not a guarantor.

As of June 30, 2024, there were no outstanding borrowings.

First Bank

First Bank Credit Lines

On April 26, 2024, the Company's Taiwan subsidiary entered into a Credit Agreement and a Foreign Currency Agreement with First Commercial Bank Co., Ltd. (“First Bank”), providing a foreign currency working capital loan of up to US$30 million on a revolving basis (the “First Bank Loan”). The loan terms, outlined in a Facility Letter from First Bank dated February 20, 2024, set the contract period from February 17, 2024, to February 17, 2025, with interest rates based on TAIFX or base rate plus a premium, depending on the currency.

The loan is unsecured but subject to First Bank’s right of set-off, with the possibility of requiring collateral at the bank’s discretion. First Bank retains the right to reduce the facility amount, shorten the repayment term, or call the loan in full under certain conditions, such as missed interest or principal payments, failure to meet obligations to other financial institutions, or material legal violations by the Subsidiary. The Company itself is not a guarantor under either the Credit Agreement or the Foreign Currency Agreement.

As of June 30, 2024, outstanding borrowings under the First Bank Credit Lines were $28.1 million with an interest rate of 6.19% per annum.

Principal payments on short-term and long-term debt obligations are due as follows (in thousands):

Fiscal Year:	Principal Payments
2025	$402,346
2026	40,475
2027	17,584
2028	5,931
2029	5,266
2030 and thereafter	4,827
Total short-term and long-term debt	$476,429

As of June 30, 2024, the Company was in compliance with all the covenants for the revolving lines of credit and term loans identified in this Note 7.

SMCI | 2024 Form 10-K | 97

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 8.        Convertible Notes

2029 Convertible Notes

In February 2024, the Company issued $1,725.0 million aggregate principal amount of Convertible Notes. The Company received net proceeds from the offering of approximately $1,695.8 million. The Company used approximately $142.1 million of the net proceeds to fund the cost of entering into the Capped Call Transactions described below. The 2029 Convertible Notes will mature on March 1, 2029, unless earlier converted, redeemed or repurchased. On February 20, 2025, the Company executed a first supplemental indenture and second supplemental indenture related to the 2029 Convertible Notes that implemented amendments to the 2029 Convertible Notes. Refer to Note 16, “Subsequent Events” in the Notes to the Consolidated Financial Statements below.

The 2029 Convertible Notes, when issued, did not bear regular interest, and the principal amount of the 2029 Convertible Notes did not accrete. Because the Company did not file its Annual Report on Form 10-K for the fiscal year ended June 30, 2024 in a timely manner, it elected to accrue special interest on the 2029 Convertible Notes and accrued additional interest on the 2029 Convertible Notes in accordance with the indenture governing the 2029 Convertible Notes (the “2029 Convertible Notes Indenture”). Refer to Note 16, “Subsequent Events,” below. The 2029 Convertible Notes are convertible into cash, shares of the Company’s common stock, or a combination of cash and shares of common stock, at the Company’s election, at an initial conversion rate of 7.455 shares of common stock per $1,000 principal amount of 2029 Convertible Notes, which is equivalent to an initial conversion price of approximately $134.14 per share of common stock. The conversion rate is subject to customary adjustments for certain events as described in the 2029 Convertible Notes Indenture. Special interest and additional interest will accrue on the 2029 Convertible Notes in the circumstances and at the rates described in the 2029 Convertible Notes Indenture and have accrued on the 2029 Convertible Notes subsequent to June 30, 2024 as described above. The debt issuance costs are amortized to interest expense. The 2029 Convertible Notes do not contain financial maintenance covenants.

Holders may convert their 2029 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2024, if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of Company’s common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company’s common stock, as described in the 2029 Convertible Notes Indenture; (4) if the Company calls such notes for redemption; and (5) at any time from, and including, September 1, 2028 until the close of business on the second scheduled trading day immediately before the maturity date.

If the Company undergoes a fundamental change (as defined in the 2029 Convertible Notes Indenture), subject to certain conditions, holders may require the Company to repurchase for cash all or any portion of their 2029 Convertible Notes, at a fundamental change repurchase price equal to 100% of the principal amount of the 2029 Convertible Notes to be repurchased, plus any accrued and unpaid special interest and additional interest, if any, up to, but excluding, the fundamental change repurchase date. In addition, following certain corporate events or if the Company issues a notice of redemption, it will, under certain circumstances, increase the conversion rate for holders who elect to convert their 2029 Convertible Notes in connection with such corporate event or during the relevant redemption period.

The 2029 Convertible Notes are redeemable, in whole or in part (subject to certain limitations), for cash at the Company’s option at any time, and from time to time, on or after March 1, 2027 and on or before the 20th scheduled trading day immediately before the maturity date, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for a specified period of time. The redemption price will be equal to the principal amount of the notes to be redeemed, plus accrued and unpaid special and additional interest, if any, to, but excluding, the redemption date.

SMCI | 2024 Form 10-K | 98

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The 2029 Convertible Notes have customary provisions relating to the occurrence of “events of default” (as defined in the 2029 Convertible Notes Indenture). The occurrence of such events of default may result in the acceleration of all amounts due under the 2029 Convertible Notes. The 2029 Convertible Notes were not eligible for conversion as of June 30, 2024. No sinking fund is provided for the 2029 Convertible Notes.

The 2029 Convertible Notes are general unsecured obligations of the Company and rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2029 Convertible Notes; equal in right of payment with all of the Company’s existing and future senior, unsecured indebtedness; effectively subordinated to any of the Company’s existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness; and structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity if any, of the Company’s current or future subsidiaries. As of June 30, 2024, none of the conditions permitting the holders of the 2029 Convertible Notes to convert their notes early had been met. Therefore, the 2029 Convertible Notes are classified as long-term debt.

The Company accounted for the issuance of the 2029 Convertible Notes as a single liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives.

The carrying value of the 2029 Convertible Notes, net of unamortized issuance costs of $27.3 million, was $1,697.7 million as of June 30, 2024. Interest expense related to the amortization of debt issuance costs was $1.9 million for the year ended June 30, 2024. The effective interest rate is 0.34%.

Capped Calls

In connection with the issuance of the 2029 Convertible Notes, the Company entered into privately negotiated capped call transactions (collectively, the “Capped Call Transactions”) with certain financial institutions (the “Capped Call Counterparties”). The Capped Call Transactions are expected generally to reduce the potential dilution to the Company’s common stock upon conversion of the 2029 Convertible Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of the 2029 Convertible Notes, as the case may be, with such reduction and/or offset, in each case subject to a cap. In connection with the amendment of the 2029 Convertible Notes, the Company entered into agreements to amend certain terms of the Capped Call Transactions. Refer to Note 16, “Subsequent Events,” below.

The Capped Call Transactions initially have an initial strike price of $134.14 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2029 Convertible Notes. The cap price of the Capped Call Transactions was initially $195.10 per share of common stock subject to certain adjustments under the terms of the Capped Call Transactions.

For accounting purposes, each Capped Call Transaction is a separate transaction, and not part of the terms of the 2029 Convertible Notes. As these transactions meet certain accounting criteria, the Capped Call Transactions of $142.1 million are recorded in stockholders’ equity and are not accounted for as derivatives. The Capped Call Transactions will not be remeasured as long as they continue to meet the conditions for equity classification. The 2029 Convertible Notes and the Capped Call Transactions have been integrated for tax purposes. The accounting impact of this tax treatment results in the Capped Call Transactions being deductible with the cost of the Capped Call Transactions qualifying as original issue discount for tax purposes over the term of the 2029 Convertible Notes.

Refer to Note 16, "Subsequent Events" in the Notes to the Consolidated Financial Statements for additional information.

Note 9.        Leases
The Company leases offices, warehouses and other premises, vehicles and certain equipment under non-cancelable operating leases. Operating lease expense recognized, and supplemental cash flow information related to operating leases for the years ended June 30, 2024 and 2023 were as follows (in thousands):
SMCI | 2024 Form 10-K | 99

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended June 30,
	2024	2023
Operating lease expense (including expense for lease agreements with related parties of $450 and $561 for the years ended June 30, 2024 and 2023, respectively)	$9,983	$8,299
Cash payments for operating leases (including payments to related parties of $406 and $524 for the years ended June 30, 2024 and 2023, respectively)	$9,343	$8,275
New operating lease assets obtained in exchange for operating lease liabilities	$32,581	$3,197

During the years ended June 30, 2024 and 2023, the Company's costs related to short-term lease arrangements for real estate and non-real estate assets were immaterial. Non-lease variable payments expensed in the years ended June 30, 2024, 2023 and 2022 were $2.3 million, $1.8 million and $1.1 million, respectively.
SMCI | 2024 Form 10-K | 100

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
As of June 30, 2024, the weighted average remaining lease term for operating leases was 4.7 years and the weighted average discount rate was 5.1%. As of June 30, 2023, the weighted average remaining lease term for operating leases was 3.0 years and the weighted average discount rate was 3.1%. The short-term portion of the lease liability is included in accrued liabilities and the long-term portion of the lease liability is included in other long-term liabilities on the consolidated balance sheets. Maturities of operating lease liabilities under non-cancelable operating lease arrangements as of June 30, 2024, were as follows (in thousands):

Fiscal Year:	Maturities of operating leases(1)
2025	$10,660
2026	7,932
2027	6,274
2028	5,039
2029	4,543
2030 and beyond	6,156
Total future lease payments	40,604
Less: Imputed interest	(5,222)
Present value of operating lease liabilities	35,382
Less: Current portion	(9,248)
Long-term portion of operating lease liabilities	$26,134
(1) The table does not include amounts pertaining to leases that have not yet commenced.

Lease executed but not commenced

In June 2024, the Company entered into a lease agreement for a 21 megawatt data center co-location space located in Vernon, California (the “Data Center Space”) that will expire on August 31, 2035. As this lease has not yet commenced, it is not reflected in the Consolidated Balance Sheets or in the table above. Concurrently, the Company sublicensed this space to an unrelated party (the “Sublicensee”) for the same term expiring on August 31, 2035, which also has not yet commenced. Pursuant to the sublicense, the Company will sublicense the Data Center Space lease to the Sublicensee, and the Sublicensee will assume all rights and obligations with respect to the Data Center Space lease. The Company expects to account for the lease as an operating lease and the sublicense as a sublease under ASC 842. The future undiscounted fixed non-cancelable payment obligation pertaining to the data center lease is approximately $411.8 million and future minimum sublicense receipts are approximately $436.5 million.

The Company holds an equity investment of $42.5 million in the sublicensee, which is classified under investments in privately held companies and recorded in Other assets on the consolidated balance sheets. The sublicensee does not meet the criteria of a related party. Additionally, the sublicensee has been a customer of the Company, and the Company concluded that equity investment agreements and sub-licensing agreement are separate from revenue contracts as all transactions have been recorded at the respective fair values.

Related party leases

The Company has entered into lease agreements with related parties. See Note 10, "Related Party Transactions" in the Notes to the Consolidated Financial Statements for further discussion.

SMCI | 2024 Form 10-K | 101

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 10.        Related Party Transactions

The Company has a variety of business relationships with Ablecom and Compuware. Ablecom and Compuware are both Taiwan corporations. Ablecom is one of the Company’s major contract manufacturers; Compuware is both a distributor of the Company’s products and a contract manufacturer for the Company. Ablecom’s Chief Executive Officer, Steve Liang, is the brother of Charles Liang, the Company’s President, Chief Executive Officer and Chairman of the Board. Steve Liang and his family members owned approximately 35.0% of Ablecom’s stock and Charles Liang and his spouse, Sara Liu, who is also an officer and director of the Company, collectively owned approximately 10.5% of Ablecom’s capital stock as of June 30, 2024. Bill Liang, a brother of both Charles Liang and Steve Liang, is a member of the Board of Directors of Ablecom. Bill Liang is also the Chief Executive Officer of Compuware, Chairman of Compuware’s Board of Directors and a holder of equity interest in Compuware. Steve Liang is also a member of Compuware’s Board of Directors and is an equity holder of Compuware. Neither Charles Liang nor Sara Liu own any capital stock of Compuware and the Company does not own any of Ablecom or Compuware’s capital stock. In addition, a sibling of Yih-Shyan (Wally) Liaw, who is the Company's Senior Vice President, Business Development and a director of the Company, owns approximately 11.7% of Ablecom’s capital stock and 8.7% of Compuware’s capital stock.

In October 2018, the Company's Chief Executive Officer, Charles Liang, personally borrowed approximately $12.9 million from Chien-Tsun Chang, the spouse of Steve Liang. The loan is unsecured, has no maturity date and bore interest at 0.8% per month for the first six months, increased to 0.85% per month through February 28, 2020, and reduced to 0.25% effective March 1, 2020. The loan was originally made at Mr. Liang's request to provide funds to repay margin loans to two financial institutions, which loans had been secured by shares of the Company's common stock that he held. The lenders called the loans in October 2018, following the suspension of the Company's common stock from trading on NASDAQ in August 2018 and the decline in the market price of the Company's common stock in October 2018. As of June 30, 2024, the amount due on the unsecured loan (including principal and accrued interest) was approximately $16.4 million.

Dealings with Ablecom

The Company has entered into a series of agreements with Ablecom, including multiple product development, production and service agreements, credit agreements, product manufacturing agreements, manufacturing services agreements and lease agreements for warehouse space.

Under these agreements, the Company outsources to Ablecom a portion of its design activities and a significant part of its server chassis manufacturing as well as an immaterial portion of other components. Ablecom manufactured approximately 93.6%, 91.9% and 88.2% of the chassis included in the products sold by the Company during fiscal years 2024, 2023 and 2022, respectively. With respect to design activities, Ablecom generally agrees to design certain agreed-upon products according to the Company’s specifications, and further agrees to build the tools needed to manufacture the products. The Company pays Ablecom for the design and engineering services, and further agrees to pay Ablecom for the tooling. The Company retains full ownership of any intellectual property resulting from the design of these products and tooling.

With respect to the manufacturing aspects of the relationship, Ablecom purchases most of the materials needed to manufacture the chassis from third parties and the Company provides certain components used in the manufacturing process (such as power supplies) to Ablecom through consignment or sales transactions. Ablecom uses these materials and components to manufacture the completed chassis and then sell them back to the Company. For the components purchased from the Company, Ablecom sells the components back to the Company at a price equal to the price at which the Company sold the components to Ablecom. There is no revenue recognized by the Company from these transactions. The Company and Ablecom frequently review and negotiate the prices of the chassis the Company purchases from Ablecom. In addition to inventory purchases, the Company also incurs other costs associated with design services, tooling and other miscellaneous costs from Ablecom.

SMCI | 2024 Form 10-K | 102

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The Company’s exposure to financial loss as a result of its involvement with Ablecom is limited to potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products. Outstanding cancelable and non-cancelable purchase orders from the Company to Ablecom on June 30, 2024 were $99.0 million and $58.8 million, respectively, and outstanding cancelable and non-cancelable purchase orders from the Company to Ablecom on June 30, 2023 were $37.4 million and $23.7 million, respectively, effectively representing the exposure to financial loss. The Company does not directly or indirectly guarantee any obligations of Ablecom, or any losses that the equity holders of Ablecom may suffer. Since Ablecom manufactures substantially all the chassis that the Company incorporates into its products, if Ablecom were to suddenly be unable to manufacture chassis for the Company, the Company’s business could suffer if the Company is unable to quickly qualify substitute suppliers who can supply high-quality chassis to the Company in volume and at acceptable prices. The Company has extended a $10.0 million trade credit line with a net 30 days payment terms to Ablecom through a credit agreement that outlines the terms and conditions governing their business dealings.

Dealings with Compuware

The Company appointed Compuware as a non-exclusive authorized distributor of the Company’s products in Taiwan, China and Australia. Compuware assumes the responsibility of installing the Company's products at the site of the end customer, if required, and administers customer support in exchange for a discount from the Company's standard price for its purchases.

The Company also has entered into a series of agreements with Compuware, including multiple product development, production and service agreements, product manufacturing agreements, and lease agreements for office space. The Company has extended a $65.0 million trade credit line with a net 60 days payment terms to Compuware through a credit agreement that outlines the terms and conditions governing their business dealings.

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

Compuware also manufactures motherboards, backplanes and other components used on printed circuit boards for the Company. The Company sells to Compuware most of the components needed to manufacture the above products. Compuware uses the components to manufacture the products and then sells the products back to the Company at a purchase price equal to the price at which the Company sold the components to Compuware, plus a “manufacturing value added” fee and other miscellaneous material charges and costs, including overhead and labor. There is no revenue recognized by the Company from these transactions. The Company and Compuware frequently review and negotiate the amount of the “manufacturing value added” fee that will be included in the price of the products the Company purchases from Compuware. In addition to the inventory purchases, the Company also incurs costs associated with design services, tooling assets, and miscellaneous costs.

The Company’s exposure to financial loss as a result of its involvement with Compuware is limited to potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products. Outstanding cancelable and non-cancelable purchase orders from the Company to Compuware on June 30, 2024 were $129.7 million and $93.5 million, respectively, and outstanding cancelable and non-cancelable purchase orders from the Company to Compuware on June 30, 2023 were $156.2 million and $46.8 million, respectively, effectively representing the exposure to financial loss. The Company does not directly or indirectly guarantee any obligations of Compuware, or any losses that the equity holders of Compuware may suffer.

SMCI | 2024 Form 10-K | 103

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Dealings with Leadtek Research Inc.

In October 2023, Ablecom and Compuware acquired an approximately 30% interest in Leadtek Research Inc. (“Leadtek”), a Taiwan company specializing in providing professional graphics cards and workstation solutions (the “Leadtek Investment”). Prior to the Leadtek Investment, none of the Company’s related parties had direct or indirect material interests in any transactions in which the Company was a participant with Leadtek. Commencing with the closing of the Leadtek Investment, Steve Liang and Bill Liang have served as two of the seven members of the Leadtek board of directors. At the time of Leadtek Investment, Leadtek was, and it continues to be, an authorized reseller of the Company. Since the closing of the Leadtek Investment, the Company engaged in transactions whereby it sold $1.4 million of servers to Leadtek and purchased $2.1 million of graphics cards from Leadtek.

Dealings with Investment in a Corporate Venture

In October 2016, the Company entered into agreements pursuant to which the Company contributed certain technology rights in connection with an investment in a privately-held company (the “Corporate Venture”) located in China to expand the Company’s presence in China. The Corporate Venture is 30% owned by the Company and 70% owned by another company in China. The transaction was closed in the third quarter of the fiscal year ended June 30, 2017, and the investment is accounted for using the equity method. As such, the Corporate Venture is also a related party.

The Company monitors the investment for events or circumstances indicative of potential impairment and makes appropriate reductions in carrying values if it determines that an impairment charge is required. The carrying value of the equity investment in the corporate venture was $4.6 million and $2.0 million as of June 30, 2024 and 2023, respectively, recorded in Other assets on the consolidated balance sheets. The Company performed its impairment analysis on this investment and concluded the carrying value is not impaired as of June 30, 2024 and 2023. No impairment charge was recorded for the fiscal years ended June 30, 2024, 2023 and 2022.

The Company sold products worth $21.8 million, $24.2 million, and $121.0 million to the Corporate Venture in the fiscal years 2024, 2023 and 2022, respectively, and the Company's share of intra-entity profits on the products that remained unsold by the Corporate Venture as of June 30, 2024 and June 30, 2023 have been eliminated and have reduced the carrying value of the Company's investment in the Corporate Venture. To the extent that the elimination of intra-entity profits reduces the investment balance below zero, such amounts are recorded within accrued liabilities. The Company had $5.1 million and $1.9 million due from the Corporate Venture in accounts receivable, net as of June 30, 2024 and 2023, respectively.

Other Transactions

For the fiscal year ended June 30, 2024, the Company had immaterial sales to and purchases from Green Earth Liang’s Inc. (“Green Earth”), an entity affiliated with the Company’s Chief Executive Officer. As of June 30, 2024, the amounts due to and from Green Earth are immaterial.

For the fiscal year ended June 30, 2024, the Company had immaterial sales of products indirectly to Aeon Lighting Technology Inc. (“Aeon Lighting”) through a system integrator. Aeon Lighting is a company which is owned more than 10% by James Liang, a brother of the Company’s Chief Executive Officer. James Liang is also a director of Aeon Lighting and serves as the Chief Executive Officer of such entity. As of June 30, 2024, the amount due from Aeon Lighting is immaterial.
SMCI | 2024 Form 10-K | 104

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company had the following balances related to transactions with its related parties as of the fiscal years ended June 30, 2024, 2023 and 2022 (in thousands):

	Ablecom			Compuware			Corporate Venture			Leadtek			Total
	Years Ended June 30,			Years Ended June 30,			Years Ended June 30,			Years Ended June 30,			Years Ended June 30,
	2024	2023	2022	2024	2023	2022	2024	2023	2022	2024	2023	2022	2024	2023	2022
Accounts receivable	$1	$2	$2	$142	$3,528	$404	$5,075	$1,943	$7,992	$976	$—	$—	$6,194	$5,473	$8,398
Other receivable (1)	$1,927	$2,841	$4,816	$10,012	$24,891	$19,596	$—	$—	$—	$—	$—	$—	$11,939	$27,732	$24,412
Accounts payable	$98,629	$35,711	$42,463	$66,436	$53,423	$44,892	$—	$—	$—	$230	$—	$—	$165,295	$89,134	$87,355
Accrued liabilities (2)	$—	$1,230	$3,531	$170	$12,787	$15,145	$—	$—	$—	$—	$—	$—	$170	$14,017	$18,676

(1)Other receivables include receivables from vendors included in prepaid and other current assets.
(2)Includes current portion of operating lease liabilities included in other current liabilities.

The Company's results from transactions with its related parties for each of the fiscal years ended June 30, 2024, 2023 and 2022, are as follows (in thousands):

	Ablecom			Compuware			Corporate Venture			Leadtek			MPS(1)	Total
	Years Ended June 30,			Years Ended June 30,			Years Ended June 30,			Years Ended June 30,			Year Ended June 30,	Years Ended June 30,
	2024	2023	2022	2024	2023	2022	2024	2023	2022	2024	2023	2022	2022	2024	2023	2022

Net sales	$11	$8	$15	$46,618	$36,286	$26,085	$21,806	$24,243	$120,991	$1,356	$—	$—	$—	$69,791	$60,537	$147,091
Purchases - inventory	$269,256	$167,801	$192,441	$280,801	$216,961	$170,300	$—	$—	$—	$2,079	$—	$—	$8,335	$552,136	$384,762	$371,076
Purchases - other miscellaneous items	$16,503	$12,131	$8,265	$1,540	$2,011	$1,455	$—	$—	$—	$—	$—	$—	$—	$18,043	$14,142	$9,720

(1) The Company procures certain semiconductor products from MPS, a fabless manufacturer of high-performance analog and mixed-signal semiconductors, through its contract manufacturers for use in its products. A former member of the Board of Directors who served until May 18, 2022 also serves as an officer of MPS. As a result, MPS ceased being a related party in the quarter ended September 30, 2022.
SMCI | 2024 Form 10-K | 105

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The Company’s cash flow impact from transactions with its related parties for the fiscal years ended June 30, 2024, 2023 and 2022, are as follows (in thousands):

	Ablecom			Compuware			Corporate Venture			Leadtek			MPS(1)	Total
	Years Ended June 30,			Years Ended June 30,			Years Ended June 30,			Years Ended June 30,				Years Ended June 30,
	2024	2023	2022	2024	2023	2022	2024	2023	2022	2024	2023	2022	2022	2024	2023	2022

Changes in accounts receivable	$1	$—	$—	$3,386	$(3,124)	$(206)	$(3,132)	$6,049	$486	$(976)	$—	$—	$—	$(721)	$2,925	$280
Changes in other receivable	$914	$1,975	$759	$14,879	$(5,295)	$(1,423)	$—	$—	$—	$—	$—	$—	$89	$15,793	$(3,320)	$(575)
Changes in accounts payable	$62,918	$(6,752)	$4,311	$13,013	$8,531	$12,948	$—	$—	$—	$230	$—	$—	$—	$76,161	$1,779	$17,259
Changes in accrued liabilities	$(1,230)	$(2,301)	$489	$(12,617)	$(2,358)	$659	$—	$—	$(1,000)	$—	$—	$—	$—	$(13,847)	$(4,659)	$148
Changes in other long-term liabilities	$—	$—	$—	$(178)	$(321)	$499	$—	$—	$—	$—	$—	$—	$—	$(178)	$(321)	$499
Purchases of property, plant and equipment	$10,428	$7,498	$4,678	$197	$346	$140	$—	$—	$—	$—	$—	$—	$—	$10,625	$7,844	$4,818
Unpaid property, plant and equipment	$2,339	$777	$583	$—	$33	$106	$—	$—	$—	$—	$—	$—	$—	$2,339	$810	$689

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

Note 11.        Stock-based Compensation and Stockholders’ Equity

Preferred Stock

The Company has 10,000,000 shares of undesignated preferred stock, $0.001 par value per share, authorized but not issued with rights and preferences determined by the Company’s Board of Directors at the time of issuance of such shares. As of June 30, 2024 and 2023, there were no shares of preferred stock issued and outstanding.

Common Stock

The Company may issue up to 1,000,000,000 shares of common stock, $0.001 par value per share. The holders of our Company's common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders.

Equity Incentive Plan

On June 5, 2020, the stockholders of the Company approved the 2020 Equity and Incentive Compensation Plan (the “Original 2020 Plan”). The maximum number of shares available under the Original 2020 Plan was 50,000,000 plus 10,450,000 shares of common stock that remained available for future awards under the 2016 Equity Incentive Plan (the “2016 Plan”), at the time of adoption of the Original 2020 Plan. No other awards can be granted under the 2016 Plan and 72,460,000 shares of common stock remained reserved for outstanding awards issued under the 2016 Plan at the time of adoption of the Original 2020 Plan. On May 18, 2022, the stockholders of the Company approved an amendment and restatement of the Original 2020 Plan which, among other things, increased the number of shares available for award under the 2020 Plan by an additional 20,000,000 shares.

On January 22, 2024, the stockholders of the Company approved a further amendment and restatement of the Original 2020 Plan (as amended and restated from time to time, the “2020 Plan”) which, among other things, further increased the number of shares available for award under the 2020 Plan by an additional 15,000,000 shares.

SMCI | 2024 Form 10-K | 106

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

As of June 30, 2024, the Company had 12,669,100 authorized shares available for future issuance under the 2020 Plan.

Offerings of Common Stock

On December 5, 2023, the Company completed a public offering of 24,158,050 shares of the Company's common stock at $26.20 per share, with 23,151,050 shares sold by the Company and 1,007,000 shares sold by selling stockholders.

The Company received net proceeds of approximately $582.8 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company. The Company did not receive any proceeds from the sale of the shares of common stock by the selling stockholders.

On March 22, 2024, the Company completed a public offering of 20,000,000 shares of the Company's common stock at $87.50 per share. The Company received net proceeds of $1,731.5 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company.

Common Stock Repurchase and Retirement

On August 3, 2022, after the expiration of a prior share repurchase program on July 31, 2022, a duly authorized subcommittee of the Company's Board approved a new share repurchase program to repurchase shares of the Company’s common stock for up to $200 million at prevailing prices in the open market. The share repurchase program was effective until January 31, 2024 or until the maximum amount of common stock is repurchased, whichever occurred first. Under the common stock repurchase program, shares may be purchased from time to time in open market transactions, block trades, through plans established under the Securities Exchange Act Rule 10b5-1, or otherwise. The number of shares purchased and the timing of such purchases are based on working capital requirements, market and general business conditions, and other factors, including alternative investment opportunities.

No shares were repurchased under the share repurchase program during the fiscal year ended June 30, 2024. The share repurchase program was effective until January 31, 2024, at which time the remaining unutilized portion of such program expired.

Determining Fair Value

The fair value of the Company's RSUs and PRSUs is based on the closing market price of the Company's common stock on the date of grant. The Company estimates the fair value of stock options granted using the Black-Scholes-option-pricing model. This fair value is then amortized ratably over the requisite service periods of the awards, which is generally the vesting period. The key inputs in using the Black-Scholes-option-pricing model were as follows:

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

SMCI | 2024 Form 10-K | 107

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Risk-Free Interest Rate—The risk-free interest rate used in the Black-Scholes valuation method is based on the United States Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.

The fair value of stock option grants for the fiscal years ended June 30, 2024, 2023 and 2022 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Years Ended June 30,
	2024	2023	2022
Risk-free interest rate	4.01% - 4.78%	2.81% - 4.25%	0.81% - 3.02%
Expected term	3.00 years - 5.99 years	6.07 years	6.09 years
Dividend yield	—%	—%	—%
Volatility	56.87% - 64.55%	50.62% - 53.47%	49.69% - 50.13%
Weighted-average fair value of options	$28.58	$6.21	$2.03

The following table shows total stock-based compensation expense included in the consolidated statements of operations for the fiscal years ended June 30, 2024, 2023 and 2022 (in thousands):

	Years Ended June 30,
	2024	2023	2022
Cost of sales	$15,864	$4,574	$1,876
Research and development	114,895	30,736	16,571
Sales and marketing	21,195	4,599	2,058
General and administrative	79,553	14,524	12,311
Stock-based compensation expense before taxes	231,507	54,433	32,816
Income tax impact	(92,810)	(18,106)	(12,220)
Stock-based compensation expense, net	$138,697	$36,327	$20,596

As of June 30, 2024, $165.7 million of unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 3.21 years and $460.2 million of unrecognized compensation cost related to unvested RSUs is expected to be recognized over a weighted-average period of 2.70 years. Additionally, as described below, $18.9 million of unrecognized compensation cost related to the 2023 CEO Performance Stock Option is expected to be recognized over a period of 2.5 years.

Stock Option Activity

2021 CEO Performance Award

In March 2021, the Company’s Compensation Committee of the Board of Directors (the “Compensation Committee”) approved the grant of a stock option award for 10,000,000 shares of common stock to the Company’s CEO (the “2021 CEO Performance Stock Option”). As of June 30, 2024, the 2021 CEO Performance Stock Option had fully vested based upon achievement of operational and stock price milestones as follows:

SMCI | 2024 Form 10-K | 108

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Annualized Revenue Milestone (in billions)	Achievement Status	Stock Price Milestone	Achievement Status
$4.0	Achieved	$4.50	Achieved (1)
$4.8	Achieved	$6.00	Achieved (2)
$5.8	Achieved	$7.50	Achieved (3)
$6.8	Achieved	$9.50	Achieved (4)
$8.0	Achieved	$12.00	Achieved (5)

(1)The vesting of the first tranche of 2,000,000 option shares under the 2021 CEO Performance Stock Option, representing one-fifth of such award, was certified by the Company’s Compensation Committee in August 2022.
(2)The vesting of the second tranche of 2,000,000 option shares under the 2021 CEO Performance Stock Option representing one-fifth of such award was certified by the Company’s Compensation Committee in October 2022.
(3)The vesting of the third tranche of 2,000,000 option shares under the 2021 CEO Performance Stock Option representing one-fifth of such award was certified by the Company’s Compensation Committee in January 2023.
(4)The vesting of the fourth tranche of 2,000,000 option shares under the 2021 CEO Performance Stock Option representing one-fifth of such award was certified by the Company’s Compensation Committee in September 2023.
(5)The vesting of the fifth tranche of 2,000,000 option shares under the 2021 CEO Performance Stock Option representing one-fifth of such award was certified by the Company’s Compensation Committee in February 2024.

During the fiscal year ended June 30, 2024, the Company recognized compensation expense related to the 2021 CEO Performance Stock Option of $0.7 million. As of June 30, 2024 and 2023, the Company had $0.0 million and $0.7 million, respectively, in unrecognized compensation cost related to the 2021 CEO Performance Stock Option.

2023 CEO Performance Award

In November 2023, the Compensation Committee approved the grant of a stock option award for 5,000,000 shares of common stock to the Company’s CEO (the “2023 CEO Performance Stock Option”). The 2023 CEO Performance Stock Option has five vesting tranches with a vesting schedule based entirely on the attainment of operational milestones (performance conditions) and market conditions, assuming (1) continued employment either as the CEO or in such capacity as agreed upon between the Company’s CEO and the Board and (2) service through each vesting date. Each of the five vesting tranches of the 2023 CEO Performance Stock Option will vest upon certification by the Compensation Committee that both (i) the market price milestone for such tranche, which begins at $45.00 per share for the first tranche and increases up to $110.00 per share thereafter (based on a 60 trading day average stock price), has been achieved, and (ii) any one of five operational milestones focused on total revenue, as reported under U.S. GAAP, have been achieved for the previous four consecutive fiscal quarters. Upon vesting and exercise, including the payment of the exercise price of $45.00 per share, prior to November 14, 2026, the Company’s CEO must hold shares that he acquires until November 14, 2026, other than those shares sold pursuant to a cashless exercise where shares are simultaneously sold to pay for the exercise price and any required tax withholding.

The achievement status of the operational and stock price milestones as of June 30, 2024 was as follows:

Annualized Revenue Milestone (in billions)(1)	Achievement Status	Stock Price Milestone(1)	Achievement Status
$13.0	Probable	$45	Achieved (2)
$15.0	Probable	$60	Achieved (3)
$17.0	Probable	$75	Achieved (4)
$19.0	Probable	$90	Achieved (5)
$21.0	Probable	$110	Not yet achieved

(1)Under the terms of the 2023 CEO Performance Stock Option, the annualized revenue milestones and stock price milestones set forth in the table above must be achieved by December 31, 2028 and March 31, 2029, respectively.
(2)On March 2, 2024, the Compensation Committee certified achievement of the $45 stock price milestone based upon the 60 trading day average stock price from November 29, 2023 through February 26, 2024.
(3)On April 1, 2024, the Compensation Committee certified achievement of the $60 stock price milestone based upon the 60 trading day average stock price from December 15, 2023 through March 13, 2024.
SMCI | 2024 Form 10-K | 109

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(4)On April 1, 2024, the Compensation Committee certified achievement of the $75 stock price milestone based upon the 60 trading day average stock price from January 4, 2024 through April 1, 2024.
(5)On May 5, 2024, the Compensation Committee certified achievement of the $90 stock price milestone based upon the 60 trading day average stock price from January 31, 2024 through April 25, 2024.

During the fiscal year ended June 30, 2024, the Company recognized compensation expense related to the 2023 CEO Performance Stock Option of $49.1 million. As of June 30, 2024, the Company had $18.9 million in unrecognized compensation cost related to the 2023 CEO Performance Stock Option. The unrecognized compensation cost as of June 30, 2024 is expected to be recognized over a period of 2.5 years.
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

SMCI | 2024 Form 10-K | 110

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes stock option activity during the fiscal year ended June 30, 2024 under all plans:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Balance as of June 30, 2023	33,025,330	$4.05
Granted	11,322,940	$46.13	$21.30
Exercised	(8,725,220)	$3.40
Forfeited/Cancelled	(179,500)	$21.56
Balance as of June 30, 2024	35,443,550	$17.57		6.98	$2,281,435
Options vested and expected to vest as of June 30, 2024	35,443,550	$17.57
Options exercisable as of June 30, 2024	19,456,290	$4.39		5.51	$1,508,661

For the fiscal year ended June 30, 2024, the tax benefit from options exercised was $77.9 million. The total pretax intrinsic value of options exercised during the fiscal year ended June 30, 2024, 2023 and 2022 was $475.0 million, $110.1 million and $29.6 million, respectively. Additional information regarding options outstanding as of June 30, 2024, is as follows:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Exercise Price Per Share	Number Exercisable	Weighted- Average Exercise Price Per Share
$1.30 - $2.70	4,523,280	3.58	$2.35	4,415,740	$2.35
$2.85 - $3.85	4,116,660	4.13	$3.53	3,184,880	$3.48
$3.92 - $4.24	1,637,240	7.56	$4.07	667,810	$4.06
$4.50 - $4.50	10,000,000	6.67	$4.50	10,000,000	$4.50
$5.22 - $9.33	3,942,070	7.93	$7.41	874,370	$7.09
$13.72 - $33.76	3,369,540	8.85	$30.68	294,740	$29.86
$45.00 - $45.00	5,000,000	9.38	$45.00	—	$—
$45.74 - $69.80	1,087,630	9.57	$49.07	18,750	$69.80
$76.19 - $76.19	1,650,370	9.33	$76.19	—	$—
$78.27 - $78.27	116,760	9.84	$78.27	—	$—
$1.30 - $78.27	35,443,550	6.98	$17.57	19,456,290	$4.39

RSU and PRSU Activity

In March 2020, the Compensation Committee granted a PRSU award to one of the Company's senior executives. The award vested in two tranches and included service and performance conditions. Each tranche had 150,000 RSUs that vested in May 2021 and November 2021 based on service conditions only. Additional units could have been earned based on revenue growth percentage in fiscal year 2020 compared to fiscal year 2019, which units would also have vested in May 2021, and based on revenue growth percentage in fiscal year 2021 compared to fiscal year 2020, which units were also to vest in November 2021. No additional units were earned for fiscal year 2020 as revenue decreased from fiscal year 2019. An additional 29,390 units were earned for fiscal year 2021 that vested on November 10, 2021.

SMCI | 2024 Form 10-K | 111

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes RSUs and PRSUs activity during the fiscal year ended June 30, 2024 under all plans:

	Time-based RSUs Outstanding	Weighted Average Grant-Date Fair Value per Share
Balance as of June 30, 2023	20,429,860	$5.59
Granted	12,079,880	$43.33
Released	(10,340,470)	$10.17
Forfeited	(896,280)	$19.89
Balance as of June 30, 2024	21,272,990	$24.19

Total fair value of RSU vested as of the respective vesting dates for the fiscal years ended June 30, 2024, 2023 and 2022 was approximately $105.2 million, $37.6 million, and $18.8 million, respectively. There are no PRSUs outstanding or activities as of and for the year ended June 30, 2024.

The total pretax intrinsic value of RSUs and PRSUs vested was $563.0 million, $95.0 million and $33.1 million for the fiscal years ended June 30, 2024, 2023 and 2022, respectively. In fiscal years 2024, 2023 and 2022, the Company withheld 3,142,910, 3,047,520 and 2,324,610 shares with value equivalent to the employees' minimum statutory obligation for the applicable income and other employment taxes from the vesting and release of 10,340,470, 9,936,350 and 7,636,410 RSUs and PRSUs, respectively, and remitted the cash to the appropriate taxing authorities. The total shares withheld were based on the value of the RSUs on their respective vesting dates as determined by the Company's closing stock price. Total payments for the employees' tax obligations to tax authorities were $174.4 million, $28.2 million and $10.1 million for the fiscal years ended June 30, 2024, 2023 and 2022, respectively, and are reflected as a financing activity within the consolidated statements of cash flows. Pursuant to the terms of the 2020 Plan, shares withheld in connection with net-share settlements are not added back to the 2020 Plan.

Note 12.        Income Taxes

The components of income before income tax provision for the fiscal years ended June 30, 2024, 2023 and 2022 are as follows (in thousands):

	Years Ended June 30,
	2024	2023	2022
United States	$1,110,906	$632,237	$250,513
Foreign	103,233	122,060	86,320
Income before income tax provision	$1,214,139	$754,297	$336,833

The income tax provision for the fiscal years ended June 30, 2024, 2023 and 2022, consists of the following (in thousands):
SMCI | 2024 Form 10-K | 112

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended June 30,
	2024	2023	2022
Current:
Federal	$173,838	$149,217	$34,711
State	20,969	23,096	4,327
Foreign	36,986	31,063	20,495
	231,793	203,376	59,533
Deferred:
Federal	(162,286)	(80,975)	(4,030)
State	(5,405)	(9,633)	(257)
Foreign	(808)	(2,102)	(2,370)
	(168,499)	(92,710)	(6,657)
Income tax provision	$63,294	$110,666	$52,876

The Company’s net deferred tax assets as of June 30, 2024 and 2023 consist of the following (in thousands):

	June 30,
	2024	2023
Capitalized research and development costs	$240,489	$94,050
Research and development credits	56,707	34,722
Deferred revenue	35,815	32,376
Convertible Notes	31,819	—
Inventory valuation	33,255	23,022
Stock-based compensation	16,389	4,589
Lease obligations	7,274	3,162
Warranty accrual	3,737	3,038
Accrued vacation and bonus	3,668	5,310
Bad debt and other reserves	2,597	910
Marketing fund accrual	2,102	1,436
Other	4,910	5,978
Total gross deferred income tax assets	438,762	208,593
Less valuation allowance	(59,841)	(36,679)
Total deferred tax assets	378,921	171,914
Right of use asset	(7,005)	(3,044)
Depreciation and amortization	(6,744)	(6,216)
Total deferred tax liabilities	(13,749)	(9,260)
Deferred income tax assets, net	$365,172	$162,654

SMCI | 2024 Form 10-K | 113

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The Company assesses its deferred tax assets for recoverability on a regular basis, and where applicable, a valuation allowance is recorded to reduce the total deferred tax asset to an amount that will, more likely than not, be realized in the future. As of June 30, 2024, the Company believes that most of its deferred tax assets are “more-likely-than not” to be realized with the exception of state research and development tax credits and unrealized capital losses that have not met the “more-likely than not” realization threshold criteria. As a result, at June 30, 2024, the gross excess credits of $71.8 million, or net of federal tax benefit of $56.7 million, were subject to a full valuation allowance. At June 30, 2023, the gross excess credits of $43.9 million, or net of federal tax benefit of $34.7 million, were subject to a full valuation allowance. The change in valuation allowance is $23.2 million and $3.0 million for the fiscal years ended June 30, 2024 and 2023, respectively. The Company will continue to review its deferred tax assets in accordance with the applicable accounting standards. The net deferred tax assets balance as of June 30, 2024 and 2023 was $365.2 million and $162.7 million, respectively.

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

The following is a reconciliation for the fiscal years ended June 30, 2024, 2023 and 2022, of the statutory rate to the Company’s effective federal tax rate:

	Years Ended June 30,
	2024	2023	2022
Income tax provision at statutory rate	21.0%	21.0%	21.0%
State income tax, net of federal tax benefit	1.0	1.1	0.9
Foreign rate differential	0.2	0.8	(0.3)
Research and development tax credit	(6.0)	(3.3)	(3.9)
Uncertain tax positions, net of (settlement) with Tax Authorities	1.1	0.1	0.3
Foreign derived intangible / Subpart F income inclusion	(2.2)	(1.9)	(1.4)
Stock-based compensation	(11.8)	(3.4)	(1.5)
Provision to return true-up	(0.1)	(0.1)	0.1
Officer Comp IRC section 162(m) limitation	1.8	0.2	0.4
Other, net	0.2	0.2	0.1
Effective tax rate	5.2%	14.7%	15.7%

As of June 30, 2024, the Company had state research and development tax credit carryforwards of $95.9 million. The state research and development tax credits will carry forward indefinitely to offset future state income taxes.

SMCI | 2024 Form 10-K | 114

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes the activity related to the unrecognized tax benefits (in thousands):

Gross* Unrecognized Income Tax Benefits
Balance at June 30, 2021	$40,735
Gross increases:
For current year’s tax positions	2,392
Gross decreases:
Decreases due to settlements with taxing authority	(4,090)
Decreases due to lapse of statute of limitations	(1,036)
Balance at June 30, 2022	38,001
Gross increases:
For current year’s tax positions	6,632
For prior years’ tax positions	1,616
Gross decreases:
Decreases due to settlements with taxing authority	(2,077)
Decreases due to lapse of statute of limitations	(1,429)
Balance at June 30, 2023	42,743
Gross increases:
For current year’s tax positions	19,577
For prior years’ tax positions	3,076
Gross decreases:
Decreases due to settlements with taxing authority	(8,981)
Decreases due to lapse of statute of limitations	(2,974)
Balance at June 30, 2024	$53,441

*Excludes interest, penalties, federal benefit of state reserves

The total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, was $28.6 million and $25.4 million as of June 30, 2024 and 2023, respectively.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the income tax provision in the consolidated statements of operations. As of June 30, 2024 and 2023, the Company had accrued $4.4 million and $3.5 million for the payment of interest and penalties relating to unrecognized tax benefits, respectively.

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

The Company is subject to taxation and files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The federal statute of limitations remains open in general for tax years ended June 30, 2021 and after. Various states statute of limitations remains open in general for tax years ended June 30, 2020 and after. Certain statutes of limitations in major foreign jurisdictions remain open in general for the tax years ended June 30, 2019 and after. It is reasonably possible that our gross unrecognized tax benefits will decrease by approximately $3.2 million, in the next 12 months, due to the lapse of the statute of limitations. These adjustments, if recognized, would positively impact our effective tax rate, and would be recognized as additional tax benefits.

SMCI | 2024 Form 10-K | 115

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 13.        Commitments and Contingencies

Litigation and claims

On August 30, 2024, three putative class action complaints were filed against the Company, the Company’s Chief Executive Officer, and the Company’s Chief Financial Officer in the U.S. District Court for the Northern District of California (Averza v. Super Micro Computer, Inc., et al., No. 5:24-cv-06147, Menditto v. Super Micro Computer, Inc., et al., No. 3:24-cv-06149, and Spatz v. Super Micro Computer, Inc., et al., No. 5:24-cv-06193). On October 4, 2024, a fourth putative class action complaint was filed in the same court (Norfolk County Retirement System v. Super Micro Computer, Inc., et al., No. 5:24-cv-06980). On October 18, 2024, a fifth putative class action complaint was filed in the same court (Covey Financial Inc., et al. v. Super Micro Computer, Inc., et al., No. 5:24-cv-07274). The complaints contain similar allegations, claiming that (i) each of the defendants violated Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder and (ii) each of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer violated Section 20(a) of the Securities Exchange Act as controlling persons of the Company for the alleged violations under (i), due (in each case) to alleged misrepresentations and/or omissions in public statements regarding the Company’s financial results and its internal controls and procedures. On October 28, 2024, the Spatz plaintiff voluntarily dismissed the Spatz complaint without prejudice against all Defendants, ending the suit. On November 21, 2024, the Averza Court entered a Stipulation and Order extending Defendants’ time to respond to the Averza complaint until after the Court appoints a lead plaintiff, which hearing is set for March 6, 2025. A similar stipulation was entered among the parties as to the Covey Financial complaint. On January 9, 2025, the Menditto plaintiff voluntarily dismissed the Menditto complaint without prejudice against all Defendants, ending the suit. The Company has not been served with the Norfolk County Retirement System complaint. These matters are too preliminary to form a judgment as to whether the likelihood of an adverse outcome is probable and the Company is unable to estimate the possible loss or range of loss, if any.

On September 11, 2024, certain current and former directors and certain current officers of the Company were named as defendants in a putative derivative lawsuit filed in the U.S. District Court for the Northern District of California, captioned Hollin v. Liang, et al., Case No. 5:24-cv-06410 (the “Hollin Action”). Four additional putative derivative lawsuits have been filed in the same court, captioned Latypov v. Liang, et al., Case No. 5:24-cv-06779 (filed Sept. 26, 2024), Keritsis v. Liang, et al., Case No. 5:24-cv-07753 (filed Nov. 6, 2024), Roy v. Liang, et al., Case No. 5:24-cv-08006 (filed Nov. 14, 2024), and Jha v. Liang, et al., No. 5:24-cv-08792 (filed Dec. 5, 2024) (together with the Hollin Action, the “Federal Derivative Litigation”). On November 20, 2024, certain current and former directors and certain current officers of the Company were named as defendants in a putative derivative lawsuit filed in the Superior Court of California, County of Santa Clara, captioned Spatz v. Liang, et al., Case No. 24CV452241 (the “Spatz Action”). Two additional putative derivative lawsuits have been filed in the same court, captioned Clark v. Liang, et al., Case No. 24CV454416 (filed Dec. 17, 2024) and Carter, et al. v. Liang, et al., Case No. 24CV454689 (filed Dec. 20, 2024) (together with the Spatz Action, the “State Court Derivative Litigation,” and together with the Federal Derivative Litigation, the “Derivative Litigation”). The Company was named as a nominal defendant in the Derivative Litigation. The Federal Derivative Litigation purports to allege claims for breaches of Sections 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934, as amended, and Rules 10b-5 and 14a-9 promulgated thereunder, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and contribution arising out of allegations that the Company’s officers and directors caused the Company to issue materially false and misleading statements concerning the Company’s business operations and financial results. The State Court Derivative Litigation purports to allege claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, waste of corporate assets, unjust enrichment, and insider trading arising out of similar allegations as the Federal Derivative Litigation. The plaintiffs in the Derivative Litigation seek unspecified money damages, in addition to punitive damages and other relief. On November 5, 2024, the Court in the Hollin Action entered a Stipulation and Order staying all proceedings in Hollin and any related federal derivative actions, which includes the Federal Derivative Litigation. The Court in the State Court Derivative Litigation stayed all proceedings until case management conferences were held in each suit, with the first conference scheduled for April 24, 2025 in Spatz. These matters are too preliminary to form a judgment as to whether the likelihood of an adverse outcome is probable and the Company is unable to estimate the possible loss or range of loss, if any.

SMCI | 2024 Form 10-K | 116

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
On November 22, 2024, a putative class action claim was filed against the Company in Ontario Superior Court of Justice, Canada, captioned 1000099739 Ontario Ltd. v. Super Micro Computer, Inc., No. CV-24-00731863-OOCP. The claim alleges that the Company violated Common Law (primary and secondary market misrepresentations) and the Ontario Securities Act, due to alleged misrepresentations and/or omissions in public statements regarding the Company’s financial results and its internal controls and procedures. A case management judge was assigned in December 2024, but no case conference has been scheduled and no timetable for subsequent procedural steps has been set. The matter is too preliminary to form a judgment as to whether the likelihood of an adverse outcome is probable and the Company is unable to estimate the possible loss or range of loss, if any.

In late 2024, the Company received subpoenas from the Department of Justice and the Securities and Exchange Commission seeking a variety of documents following the publication in a short seller report which was published in August 2024. The Company is cooperating with these document requests and no charges have been brought as of the date of this filing.

Other legal proceedings and indemnifications

In addition to the matters described above, from time to time, the Company has been involved in various legal proceedings, disputes, claims, and regulatory or governmental inquiries and investigations arising from the normal course of business activities. The resolution of any such matters have not had a material impact on the Company’s consolidated financial condition, results of operations or liquidity as of June 30, 2024, and any prior periods.

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

Purchase Commitments - The Company has agreements to purchase inventory and non-inventory items primarily through the next 12 months. As of June 30, 2024, these remaining non-cancelable commitments were $6.2 billion, including $152.3 million to related parties. The Company also reviews and assesses the need for expected loss liabilities on a quarterly basis for all products it does not expect to sell for but has committed purchases from suppliers. There were approximately $26.4 million of loss liabilities recognized in Accrued liabilities in the consolidated balance sheets from purchase commitments as of June 30, 2024. As of June 30, 2023, there were no material loss liabilities recorded in the consolidated balance sheets from purchase commitments.

Lease Commitments - See Note 9, "Leases" in the Notes to the Consolidated Financial Statements for a discussion of the Company's operating lease commitments.

Note 14.        Retirement Plans

The Company sponsors a 401(k) savings plan for eligible United States employees and their beneficiaries. Contributions by the Company are discretionary, and no contributions have been made by the Company for the fiscal years ended June 30, 2024, 2023 and 2022.

Beginning in March 2003, employees of Super Micro Computer, B.V. are required to deduct a portion of their gross wages based on a defined age-dependent premium and invest the amount in a defined contribution plan. The Company is required to match the amount that is deducted monthly from employees’ wages. Similar to contributions into a 401(k) plan, the Company's obligation is limited to the contributions made to the contribution plan. Investment risk and investment rewards are assumed by the employees and not by the Company. For the fiscal years ended June 30, 2024, 2023 and 2022, the Company’s matching contribution was $1.1 million, $0.9 million, and $0.8 million, respectively.

SMCI | 2024 Form 10-K | 117

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The Company contributes to a defined contribution pension plan administered by the government of Taiwan that covers all eligible employees within Taiwan. Pension plan benefits are based primarily on participants’ compensation and years of service credited as specified under the terms of Taiwan’s plan. The funding policy is consistent with the local requirements of Taiwan. The Company's obligation is limited to the contributions made to the pension plan. The Company has no control over the investment strategy of the assets of the government administered pension plan. For the fiscal years ended June 30, 2024, 2023 and 2022, the Company’s contribution was $4.1 million, $3.6 million and $3.4 million, respectively.

The Company has a defined benefit pension plan under the Taiwan Labor Standards Law for certain employees of Super Micro Computer, Inc. Taiwan that provides benefits based on an employee’s length of service and average monthly salary for the six-month period prior to retirement. The Company contributes an amount equal to 2% of salaries paid each month to the pension fund (the “Fund”), which is administered by the Labor Pension Fund Supervisory Committee (the “Committee”) and deposited in the Committee’s name in the Bank of Taiwan. Before the end of each year, the Company assesses the balance in the Fund. If the amount of the balance in the Fund is inadequate to pay retirement benefits for eligible employees in the next year, the Company is required to fund the difference in one appropriation that should be made before the end of March 31 of the next year. The Fund is operated and managed by the government’s designated authorities. As such, the Company does not have any right to intervene in the investments of the Fund. For the fiscal years ended June 30, 2024, 2023 and 2022, the Company recorded a pension expense of $(0.1) million, $(0.1) million and $0.4 million, respectively.

Note 15.        Segment Reporting

The Company operates in one operating segment that develops and provides high performance server solutions based upon an innovative, modular and open-standard architecture. The Company’s chief operating decision maker is the Chief Executive Officer.

The following is a summary of property, plant and equipment, net (in thousands):

	June 30,
	2024	2023
Long-lived assets:
United States	$281,874	$183,485
Taiwan	107,878	101,912
Other countries	24,256	4,843
	$414,008	$290,240

The table above excludes other assets, goodwill and intangible assets. Operating lease assets in the United States were $29.3 million as of June 30, 2024. Operating lease assets in the United States and the Netherlands were $12.4 million and $3.0 million as of June 30, 2023, respectively. Operating lease assets in all other countries were less than 10% as of June 30, 2024 and 2023.

For fiscal year 2024, 2023 and 2022, 68.0%, 67.9% and 58.4% of the Company’s revenues were from the United States. Other countries were individually less than 10%. The Company’s revenue by geographic region is based on where the products were shipped to for fiscal years ended 2024, 2023 and 2022.

Note 16.        Subsequent Events

Indebtedness

Bank of America Bridge Term Loan Facility

On July 19, 2024, the Company entered into a Term Loan Credit Agreement, by and among the Company, the lenders party thereto (the “Lenders”), and Bank of America, N.A., as the administrative agent (the “Term Loan Agent”), which provided for a $500 million term loan facility (the “Bridge Term Loan Facility”). On September 27, 2024, the Company entered into Amendment No. 1 to Term Loan Credit Agreement (the “Term Loan Amendment”), by and among the Company, the lenders party thereto, and the Term Loan Agent, which amended the Bridge Term Loan Facility to, among other things, extend
SMCI | 2024 Form 10-K | 118

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
the date by which the Company was required to deliver its audited financial statements for its fiscal year 2024 under the Bridge Term Loan Facility from September 28, 2024 to November 27, 2024 and required the Company to prepay $250 million of the term loans outstanding thereunder. On November 1, 2024, the Company prepaid in full and terminated its obligations under the Bridge Term Loan Facility.

2018 Bank of America Credit Facility

On July 19, 2024, the Company entered into an Eighth Amendment to Loan and Security Agreement, by and among the Company, the lenders party thereto, and Bank of America, N.A., as administrative agent for the lenders (the “ABL Agent”), which amended the 2018 Bank of America Credit Facility to, among other things, allow for the Company’s entry into and borrowing under the Bridge Term Loan Facility. On September 27, 2024, the Company entered into a Ninth Amendment to Loan and Security Agreement, by and among the Company, the lenders party thereto, and the ABL Agent, which amended the 2018 Bank of America Credit Facility to, among other things, extend the date by which the Company was required to deliver its audited financial statements for its fiscal year 2024 under the 2018 Bank of America Credit Facility from September 28, 2024 to November 27, 2024 and added a $70 million availability block to the U.S. borrowing base thereunder. On November 20, 2024, the Company prepaid in full and terminated its obligations under the 2018 Bank of America Credit Facility.

2022 Bank of America Credit Facility

On November 20, 2024, the Company, through its Taiwan subsidiary, terminated its obligations under the 2022 Bank of America Credit Facility with respect to the credit lines with Bank of America – Taipei Branch.

Cathay Bank Line of Credit

On October 28, 2024, the Company entered into a Third Amendment to Loan Agreement, by and among the Company and Cathay Bank, which amended the Cathay Bank Loan Agreement to, among other things, (a) extend the date by which the Company was required to deliver its (i) audited financial statements for its fiscal year 2024 under the Cathay Bank Loan Agreement from October 28, 2024 to December 31, 2024 and (ii) balance sheet and income statement for its fiscal quarter ending September 30, 2024 under the Loan Agreement from November 29, 2024 to December 31, 2024 and (b) added a covenant requiring that the Company maintain at least $150 million of unrestricted cash at all times. On November 15, 2024, the Company also entered into a Fourth Amendment to Loan Agreement, by and between the Company and Cathay Bank, which amended the Cathay Bank Loan Agreement to, among other things, reduce the revolving line and letter of credit sublimit under the Cathay Bank Loan Agreement to $458,000. On November 20, 2024, the Company prepaid in full and terminated its obligations under the Cathay Bank Loan Agreement.

E.SUN Bank Credit Lines

On November 14, 2024, the Company’s Taiwan subsidiary (the “Subsidiary”) entered into amendments (the “E.SUN Amendments”) of various Notifications and Confirmations of Credit Agreements (the “Notifications and Confirmations”) previously entered into with E.SUN Bank, which among other things, extended the time period for the financial statements issued by the Subsidiary for its fiscal year 2024 to be reviewed by E.SUN Bank from October 31, 2024 to December 31, 2024. In addition, the Notifications and Confirmations included various financial commitments applicable to the Subsidiary related to current ratio, net debt ratio, and interest coverage multiple. If such financial commitments are not achieved, the amortization period for the current balances thereunder will be shortened to one year starting from the 31st of the review month. The Company submitted the financial statements prior to December 31, 2024.

HSBC Bank

On December 20, 2024, the General Loan, Export/Import Financing, Overdraft Facilities, and Securities Agreement which the Company, through its Taiwan subsidiary, had entered into with the Taiwan affiliate of HSBC Bank (the “Loan Agreement”) was terminated and not renewed. The balance under this $50 million Loan Agreement had been fully repaid on September 9, 2024, and had remained undrawn since such date.

SMCI | 2024 Form 10-K | 119

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Amendment of 2029 Convertible Notes and associated capped calls

On February 20, 2025, the Company amended the terms of the 2029 Convertible Notes pursuant to a first supplemental indenture and a second supplemental indenture, in each case by and between the Company and U.S. Bank Trust Company, National Association as trustee. The terms of the 2029 Convertible Notes were amended to (i) bear interest from February 20, 2025 at an annual rate of 3.50%, payable semi-annually in arrears on each March 1 and September 1, beginning on September 1, 2025 and (ii) include an updated initial conversion rate of 11.9842 shares of the Company's common stock per $1,000 principal amount of 2029 Convertible Notes (equivalent to an initial conversion price of approximately $83.44 per share of the Company’s common stock). The conversion rate and conversion price will be subject to adjustment upon the occurrence of certain events. The remaining terms of the 2029 Convertible Notes remain substantially unchanged.

In connection with the amendment of the terms of the 2029 Convertible Notes, the Company amended the capped call transactions entered into in connection with the initial issuance of the 2029 Convertible Notes in February 2024. The amendments, among other things, make certain adjustments to the economic terms of the capped call transactions, including the cap price. The cap price, after giving effect to the amendments, is initially $94.1666 per share of the Company's common stock, and is subject to certain adjustments under the terms of the amended capped calls.

Issuance of 2028 Convertible Notes

On February 20, 2025, the Company issued $700.0 million aggregate principal amount of 2.25% Convertible Senior Notes due 2028 (the “2028 Convertible Notes”) pursuant to an indenture, dated as of February 20, 2025 by and between the Company and U.S. Bank Trust Company, National Association, as trustee for gross proceeds of $700 million and approximately $50 million of issuance cost. The 2028 Convertible Notes were sold to investors pursuant to privately negotiated agreements. The 2028 Convertible Notes will mature on July 15, 2028, unless earlier redeemed, repurchased or converted. The 2028 Convertible Notes have an initial conversion rate of 16.3784 shares of the Company’s common stock per $1,000 principal amount of the 2028 Convertible Notes, which is equivalent to an initial conversion price of approximately $61.06 per share of the Company’s common stock, in each case subject to adjustment upon the occurrence of certain events. Prior to January 15, 2028, the 2028 Convertible Notes will be convertible only upon the satisfaction of certain conditions and during certain periods, and on and after January 15, 2028, at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, the 2028 Convertible Notes will be convertible regardless of these conditions. The Company will settle conversions of the 2028 Convertible Notes by paying or delivering cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock at the Company’s election.
SMCI | 2024 Form 10-K | 120

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As previously reported on the Company’s Current Report on Form 8-K filed October 30, 2024, on October 24, 2024, EY sent the members of the Audit Committee a letter of resignation as the Company’s registered public accounting firm (the “Resignation Letter”).

EY was engaged on March 15, 2023 to perform an audit for the Company’s fiscal year 2024, and did not issue any report on the Company’s financial statements or the Company’s internal control over financial reporting. EY resigned while conducting the audit for the Company’s fiscal year 2024, EY’s first audit on the Company’s behalf.

In late July 2024, EY communicated to the Audit Committee concerns about several matters relating to governance, transparency and completeness of communications to EY, and other matters pertaining to the Company’s internal control over financial reporting, and that the timely filing of the Company’s annual report was at significant risk. In response, the Board appointed the Special Committee to conduct the Review, discussed in the Explanatory Note. The Special Committee engaged Cooley LLP, and forensic accounting firm Secretariat Advisors, LLC, to perform an investigation on behalf of and at the direction of the Special Committee. EY and the Board received updates with preliminary information relating to the Review.

After receiving additional information through the Review process, EY informed the Special Committee that the additional information EY received raised questions, including about whether the Company demonstrated a commitment to integrity and ethical values consistent with Principle 1 of the COSO Framework, about the ability and willingness of the Audit Committee and overall Board to demonstrate and act as an oversight body that is independent of the CEO and other members of management in accordance with Principle 2 of the COSO Framework, and whether EY could rely on representations from certain members of management and from the Audit Committee. In the Resignation Letter, EY stated, in part: “we are resigning due to information that has recently come to our attention which has led us to no longer be able to rely on management's and the Audit Committee’s representations and to be unwilling to be associated with the financial statements prepared by management, and after concluding we can no longer provide the Audit Services in accordance with applicable law or professional obligations.”

Other than as described above, during fiscal years 2024 and 2023, and the subsequent interim period preceding EY’s resignation, (1) there were no “disagreements,” as defined in Item 304(a)(1)(iv) of Regulation S-K, with EY on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which if not resolved to EY’s satisfaction to our knowledge would have caused it to make reference to the subject matter thereof in connection with its report, and (2) there were no “reportable events” as described in Item 304(a)(1)(v) of Regulation S-K.

The points raised by EY as set forth in this Item 9 did not have any effect on the Company’s financial statements.

Item 9A.    Controls and Procedures

Attached as exhibits to this Form 10-K are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This “Controls and Procedures” section includes information concerning the internal controls and controls evaluation referred to in the certifications.

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2024 due to the material weaknesses in our internal control over financial reporting described below. Notwithstanding the identified material weaknesses, management believes and has concluded that the consolidated financial statements included in this Annual Report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with GAAP.

SMCI | 2024 Form 10-K | 121

Management’s Report on Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined under Exchange Act Rules 13a-15(f) and 15d-15(f), to provide reasonable assurance to management regarding the preparation and fair presentation of published financial statements. In evaluating the effectiveness of our internal control over financial reporting as of June 30, 2024, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on such evaluation, in connection with preparing the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, management identified certain material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The identified material weaknesses pertain to: (i) information technology general controls for certain IT systems that support the Company's financial reporting process were not appropriately identified, designed or implemented; (ii) controls to address segregation of duties conflicts were not properly designed and appropriately implemented; (iii) controls and documentation thereof, over the review and approval of manual journal entries were not properly designed and appropriately implemented to prevent unauthorized access to post journal entries; (iv) controls over the completeness and accuracy of information produced by the entity impacting multiple financial statement areas were not properly documented; and (v) management did not design, implement and retain appropriate documentation of control procedures to achieve timely, complete and accurate recording and disclosures across multiple financial statement areas including the timely identification and disclosure of new leasing arrangements and new related party transactions.

The above material weaknesses could have increased the risk of unauthorized access to certain information technology systems that support our financial reporting processes, manipulation of data that we use to produce our financial statements, and/or lack of complete and accurate information, which could lead to financial misstatements and affect our ability to report our information on a timely basis.

We have concluded that our internal control over financial reporting was not effective as of June 30, 2024 due to the existence of material weaknesses in such controls as described above. As of the date hereof, we have not remediated any of those material weaknesses.

Inherent Limitations on Effectiveness of Controls

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements and projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our independent registered public accounting firm, BDO USA, P.C., has audited the Company's consolidated financial statements as of June 30, 2024, and for the fiscal year then ended, included in this Annual Report which is contained in Item 8, “Financial Statements and Supplementary Data” and also as part of its audit, has issued an attestation report on our internal control over financial reporting, which is contained below.

Remediation Plan and Status

Our management is committed to remediating the material weaknesses that we have identified and fostering continuous improvement in our internal controls. We are evaluating the material weaknesses described above and designing plans to remediate these weaknesses and enhancing our internal control environment. These plans include:

•hiring additional qualified technical accounting, financial reporting, and internal audit personnel with public company experience; expanding other non-finance teams that are responsible for control execution in order to provide additional capacity and expertise, particularly as our revenue continues to increase;

•continuing to conduct more training sessions for our accounting and finance staff focused on sufficiently documenting our internal control over the completeness and accuracy of the information we use to support our financial reporting;

SMCI | 2024 Form 10-K | 122

•reviewing the organization of our IT group with the goal of ensuring the organization can fully support the internal control needs of our company;

•designing additional monitoring controls over manual journal entries, and actions of people with overlapping duties; and monitoring controls over access and change management for the IT systems to which this material weakness relates; and

•upgrading our IT systems to include features that will scale, automate and strengthen our internal controls.

We are committed to a strong internal control environment and to remediating these material weaknesses as soon as possible. We will determine that our material weaknesses have been fully remediated only after we have (i) implemented and tested the necessary changes and (ii) observed the remediated controls operate for a sufficient period of time for us to determine that such controls are operating effectively. We may also conclude that additional measures or costs are required to remediate the material weaknesses in our internal control over financial reporting. We will monitor and report the effectiveness of our remediation plan and refine our remediation plan as appropriate.

Changes in Internal Control over Financial Reporting

Except for the material weaknesses identified above, there was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SMCI | 2024 Form 10-K | 123

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Super Micro Computer, Inc.
San Jose, California

Opinion on Internal Control over Financial Reporting

We have audited Super Micro Computer, Inc.’s (the “Company’s”) internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of June 30, 2024, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of June 30, 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as “the consolidated financial statements”) and our report dated February 25, 2025 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses were identified and described in management's assessment regarding the following: (1) information technology general controls (“ITGCs”) for certain IT systems that support the Company's financial reporting process were not appropriately identified, designed or implemented; (2) controls to address segregation of duties conflicts were not properly designed and appropriately implemented; (3) controls and documentation thereof, over the review and approval of manual journal entries were not properly designed and appropriately implemented to prevent unauthorized access to post journal entries; (4) controls over the completeness and accuracy of information produced by the entity impacting multiple financial statement areas were not properly documented; and (5) management did not design, implement and retain appropriate documentation of control procedures to achieve timely, complete and accurate recording and disclosures across multiple financial statement areas including the timely identification and disclosure of new leasing arrangements and new related party transactions.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements, and this report does not affect our report dated February 25, 2025 on those consolidated financial statements.

SMCI | 2024 Form 10-K | 124

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

/s/ BDO USA, P.C.

San Jose, California

February 25, 2025

SMCI | 2024 Form 10-K | 125

Item 9B.    Other Information

Rule 10b5-1 Trading Plans

Certain of the Company’s executive officers and directors have entered into trading plans pursuant to Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended. The following table summarizes the adoption of trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) during the three months ended June 30, 2024:

Name and Title	Adoption Date	End Date	Aggregate Number of Shares of the Company’s Common Stock to be Sold
Charles Liang, executive officer and director	May 22, 2024	September 30, 2024	300,000
Daniel Fairfax, non-employee director	May 21, 2024	December 31, 2024	15,000

During the three months ended June 30, 2024, no pre-existing trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) were terminated or modified by the Company’s executive officers and directors, and no other written trading arrangements not intended to qualify for the Rule 10b5-1(c) affirmative defense were adopted, modified, or terminated by the Company’s executive officers and directors.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.
PART III

Item 10.        Directors, Executive Officers, and Corporate Governance

Executive Officers and Directors

The following table sets forth information regarding our current directors and executive officers and their ages as of January 31, 2025:

Name	Age	Position(s)
Charles Liang	67	President, Chief Executive Officer and Chairman of the Board
David Weigand	66	Senior Vice President, Chief Financial Officer and Chief Compliance Officer
Don Clegg	66	Senior Vice President of Worldwide Sales
George Kao	64	Senior Vice President of Operations
Sara Liu	63	Co-Founder, Senior Vice President and Director
Yih-Shyan (Wally) Liaw	70	Co-Founder, Senior Vice President of Business Development and Director
Daniel Fairfax (1)(3)(4)	69	Director
Judy Lin (1)(2)(4)	71	Director
Robert Blair (1)(2)(4)	77	Director
Sherman Tuan (2)(3)(4)	71	Director
Susan Mogensen (Susie Giordano)(4)(5)	55	Director
Tally Liu (1)(3)(4)	74	Director

(1)Member of the Audit Committee
(2)Member of the Nominating and Corporate Governance Committee (the “Governance Committee”)
(3)Member of the Compensation Committee
(4)Determined by the Board of Directors to be “independent”
(5)Appointed to the Board of Directors on August 15, 2024
SMCI | 2024 Form 10-K | 126

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

SMCI | 2024 Form 10-K | 127

Shyan (Wally) Liaw co-founded Super Micro in September 1993. From our founding until January 2018, Mr. Liaw was an employee and held various executive positions at our company, including Senior Vice President of Worldwide Sales and Corporate Secretary. He was also a member of the Board from 1993 until January 2018. In January 2018, Mr. Liaw resigned from all his positions with our company, including from the Board, during a period when we were not current in our filings with the Securities and Exchange Commission, and, following completion of an Audit Committee investigation, in connection with a restructuring of our sales organization as part of our remediation of material weaknesses in our internal control over financial reporting. From February 2018 until June 2020, Mr. Liaw was retired. From June 2020 until April 2021, Mr. Liaw was the president of 2CRSi Corporation, a company headquartered in Strasbourg, France that develops, produces and sells high-performance customized, environmentally friendly servers. Mr. Liaw returned to our company as a consultant in May 2021, advising us with respect to business development matters. In August 2022, Mr. Liaw returned to full-time employment with us as Senior Vice President, Business Development. He was re-appointed to the Board in December 2023. Mr. Liaw holds an M.S. in Computer Engineering from University of Arizona, an M.S. in Electrical Engineering from Tatung Institute of Technology in Taiwan, and a B.S. degree from Taiwan Provincial College of Marine and Oceanic Technology. Our Governance Committee concluded that Mr. Liaw should serve on the Board based on his technical expertise and his long familiarity with our company’s business.

Non-Management Directors

Daniel Fairfax has been a member of our Board since July 2019. Mr. Fairfax served as Senior Vice President and Chief Financial Officer of Brocade Communications, a networking equipment company (“Brocade”) from June 2011 to November 2017. Brocade was acquired by Broadcom in November 2017. Mr. Fairfax previously served as Brocade’s Vice President of Global Services from August 2009 to June 2011 and Brocade’s Vice President of Business Operations from January 2009 to August 2009. Prior to Brocade, Mr. Fairfax served as Chief Financial Officer of Foundry Networks, Inc., from January 2007 until December 2008. Foundry Networks was acquired by Brocade in December 2008. Earlier in his career Mr. Fairfax served in executive financial management and/or general management positions at GoRemote Internet Communications, Ironside Technologies, Acta Technology, NeoVista Software, Siemens and Spectra-Physics. He began his career as a consultant with the National Telecommunications Practice Group of Ernst & Young. Mr. Fairfax is a certified public accountant with an inactive license in California and holds an MBA degree from The University of Chicago Booth School of Business and a Bachelor of Arts degree, with a major in Economics, from Whitman College. Our Governance Committee concluded that Mr. Fairfax should serve on the Board based on his skills, his operating experience, his financial literacy and his familiarity with technology businesses.

Robert Blair has been a member of our Board since December 2022. Mr. Blair was President and Chief Executive Officer of ESS Technology, Inc., a fabless semiconductor company for 19 years from September 1999 through July 2018 where he also served as a director from September 1999 through August 2019. During this time, ESS Technology, Inc. was a publicly listed company on NASDAQ for 9 years. Mr. Blair has been a director of Pictos, Inc., a technology licensing company that owns a portfolio of fundamental CMOS imaging patents, since July 2008 where he also previously served as President and Chief Executive Officer between 2008 and 2013. His professional background also includes more than 35 years of experience in marketing, sales, engineering, operations, and general management, principally in the computer hardware, software, and semiconductor industries. His experience includes roles at Global Semiconductor Alliance, Logistix Corporation, and XEGMAG (a division of Xidex Corporation). Mr. Blair holds twelve issued U.S. patents plus additional patents worldwide and studied electrical engineering at Arizona State University and applied economics at the University of San Francisco. Our Governance Committee concluded that Mr. Blair should serve on the Board based on his familiarity with technology businesses, skills and experience with business operations at technology companies, and public company experience.

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

SMCI | 2024 Form 10-K | 128

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

Susan Mogensen (Susie Giordano) has been a member of our Board since August 2024. Ms. Giordano is the Chief Legal Officer of Lime, which position she has held since August 2024. Ms. Giordano has over 25 years of experience advising executive management and board directors on a wide range of topics, including strategy, litigation, compliance, regulatory matters, corporate governance, ESG, executive compensation, financial reporting, crisis management, cybersecurity, human capital management, investor relations, M&A, securities, shareholder engagement, and treasury matters. Previously, she worked at Intel for approximately 11 years where she served most recently as general counsel (interim). At Intel, Ms. Giordano also held roles as vice president and managing director of Intel Capital where she provided primary legal support to the president of Intel Capital, Intel’s global investment organization that makes equity investments and handles acquisitions, divestitures and other strategic transactions. She had joined Intel Capital in 2011 as M&A counsel. Before joining Intel, Ms. Giordano spent three years as president and CEO at Deal Fusion, an M&A legal consulting firm, and five years at Sun Microsystems including as director of M&A and strategic investments. Earlier in her career she was an attorney with law firms Gunderson Dettmer and Brobeck Phleger & Harrison. Ms. Giordano also previously served as general counsel at Aeris IoT SaaS. She has a juris doctorate from the University of San Francisco, School of Law and a Bachelor of Arts in political science from California Polytechnic State University, San Luis Obispo.

Tally Liu was appointed to our Board in January 2019. He has been retired since 2015. Prior to his retirement, Mr. Liu was Chief Executive Officer of Wintec Industries, a supply chain solutions company for high-tech manufacturers, from 2012 to 2015. Prior to Wintec, Mr. Liu served as Chairman of the Board and Chief Executive Officer of Newegg, Inc., an internet consumer technology retailer, from 2008 to 2010, and as President of Newegg in 2008. Prior to Newegg, Mr. Liu held various positions with Knight Ridder Inc., including Vice President, Finance & Advanced Technology and Vice President of Internal Audit. Mr. Liu served as President of the International Newspapers Financial Executives (INFE) for one year before it merged with other media associations. A Certified Public Accountant from 1982 to 2007, Mr. Liu is a member of the American Institute of Certified Public Accountants (AICPA) with retired status and was previously a member of the Florida Institute of Certified Public Accountants (FICPA). Mr. Liu is also a Certified Information System Auditor (CISA) and Certified Information Security Manager (CISM), with non-practice status, with the Information Systems Audit and Control Association (ISACA) and has also been certified in Control Self-assessment (CCSA) by the Institute of Internal Auditors (IIA). After earning his BA of Commerce from National Chengchi University, Taipei, Taiwan, and MBA from Florida Atlantic University, Mr. Liu received executive leadership training at the Stanford Advanced Finance Program in 1986 and at Harvard Business School in the Advanced Management Program (AMP) in 1998. Mr. Liu is not related to any member of our Board or any of our officers. Our Governance Committee concluded that Mr. Liu should serve on the Board based on his skills, experience, his financial literacy and his familiarity with technology businesses.

Except for Mr. Charles Liang and Ms. Sara Liu who are married to each other, there are no other family relationships among any of our directors or executive officers.

Composition of the Board

Our authorized number of directors is currently nine. There are currently nine directors. Our Amended and Restated Certificate of Incorporation provides for a classified Board of Directors divided into three classes. The members of each class are elected to serve a three-year term with the term of office for each class ending in consecutive years. Vacancies may be filled by a majority of the directors then in office, although less than a quorum, or by a sole remaining director. Alternatively, the Board of Directors, at its option, may reduce the number of directors, provided that no decrease in the number of directors constituting the Board of Directors shall shorten the term of any incumbent director. Directors chosen to fill newly created directorships hold office for a term expiring at the next annual meeting of stockholders to which the term of the office of the class to which they have been elected expires.

SMCI | 2024 Form 10-K | 129

The current composition of the Board of Directors is:

Class I Directors (1)	Charles Liang Sherman Tuan Tally Liu
Class II Directors (2)	Judy Lin Sara Liu Yih-Shyan (Wally) Liaw
Class III Directors (3)	Daniel Fairfax Robert Blair Susan Mogensen (Susie Giordano)

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

Based on these standards, our Board has determined that six of its current nine members, Daniel Fairfax, Judy Lin, Robert Blair, Sherman Tuan, Susan Mogensen (Susie Giordano) and Tally Liu, are “independent directors” under the applicable rules and regulations of the SEC and the listing requirements and rules of The Nasdaq Stock Market.

Executive Sessions

Non-management directors generally meet in executive session without management present when the Board holds its regularly scheduled meetings.

Communications with the Board of Directors

The Board welcomes the submission of any comments or concerns from stockholders or other interested parties. If you wish to send any communications to the Board, you may use one of the following methods:
SMCI | 2024 Form 10-K | 130

•Write to the Board at the following address:

Board of Directors
Super Micro Computer, Inc.
c/o Deputy General Counsel
980 Rock Avenue
San Jose, California 95131

•E-mail the Board of Directors at BODInquiries@supermicro.com

Communications that are intended specifically for the independent directors or non-management directors should be sent to the e-mail address or street address noted above, to the attention of the “Independent Directors”.

MEETINGS AND COMMITTEES OF THE BOARD

Board Meetings

Each director is expected to devote sufficient time, energy and attention to ensure diligent performance of his or her duties and to attend all Board and committee meetings. We encourage, but do not require, each Board member to attend our annual meeting of stockholders. We held an annual meeting of stockholders on January 22, 2024, for our fiscal year 2023. The Board held 14 meetings during fiscal year 2024, four of which were regularly scheduled meetings and 10 of which were special meetings. All directors attended at least 75% of the meetings of the Board and the committees on which they served during the time they were members of the Board or such committees during fiscal year 2024.

Board Leadership Structure

Our Chairman, Charles Liang, is also our Chief Executive Officer. The Board and our Governance Committee believe that it is appropriate for Mr. Liang to serve as both the Chief Executive Officer and Chairman due to the relatively small size of our Board, and the fact that Mr. Liang is the founder of our company with extensive experience in our industry. In December 2023, Mr. Tally Liu was appointed as lead independent director for a one-year term, which has since expired, and he was re-appointed in January 2025 for another one-year term, expiring in January 2026.

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

Committees of the Board of Directors

The Board has three standing committees to facilitate and assist the Board in discharging its responsibilities: the Audit Committee, the Compensation Committee and the Governance Committee. In accordance with applicable listing requirements of The Nasdaq Stock Market, each of these committees is comprised solely of non-employee, independent directors. The charter for each committee is available at https://ir.supermicro.com/governance/governance-documents/default.aspx. In October 2023, each of the three standing committees conducted their periodic review of their charters. A description of the charters is set forth below. The charter of each committee also is available in print to any stockholder who requests it. The following table sets forth the current members of each of the standing Board committees.

SMCI | 2024 Form 10-K | 131

Audit Committee	Compensation Committee	Governance Committee
Tally Liu (1)	Sherman Tuan (1)	Judy Lin (1)
Robert Blair	Daniel Fairfax	Robert Blair
Daniel Fairfax	Tally Liu	Sherman Tuan
Judy Lin

(1)Committee Chairperson

Audit Committee

The Audit Committee has four members currently. The Audit Committee met 18 times in fiscal year 2024, four of which were regularly scheduled meetings and 14 of which were special meetings. The Board has determined that each member of our Audit Committee meets the requirements for independence under the applicable listing requirements of The Nasdaq Stock Market (including Rule 5605(c)(2)(A)) and the rules of the SEC (including Rule 10A-3 promulgated under the Exchange Act). The Board has also determined that Messrs. Liu, Blair, and Fairfax are “audit committee financial experts” as defined in Item 407 of Regulation S-K promulgated by the SEC.

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
•Reviews and evaluates, at least annually, the adequacy of the Audit Committee charter and recommends any proposed changes to the Board for approval; and
•Periodically performs an evaluation of the Audit Committee’s performance of its duties.

The Audit Committee may delegate its responsibilities, along with the authority to take action in relation to such responsibilities, to subcommittees comprised of one or more Audit Committee members, subject to requirements of our bylaws, applicable laws and regulations.

SMCI | 2024 Form 10-K | 132

Compensation Committee

The Compensation Committee has three members currently. The Compensation Committee charter provides that the Compensation Committee shall be comprised of no fewer than two members. The Compensation Committee met 16 times in fiscal year 2024, four of which were regularly scheduled meetings and 12 of which were special meetings. The Compensation Committee is comprised solely of non-employee directors. The Board has determined that each member of our Compensation Committee meets the requirements for independence under the applicable listing requirements of The Nasdaq Stock Market.

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
•Reviews and evaluates, at least annually, the adequacy of the Compensation Committee charter and recommends any proposed changes to the Board for approval; and
•Periodically performs an evaluation of the Compensation Committee’s performance of its duties.

In general, the Compensation Committee discharges the Board’s responsibilities regarding the determination of executive compensation, and reviews and makes recommendations to the full Board in the determination of non-employee director compensation. The Compensation Committee also makes recommendations to the full Board regarding non-ordinary course executive compensation matters, including with respect to new or amended employment contracts, severance or change-in-control plans or arrangements, and may adopt, amend and terminate such agreements, arrangements or plans. The Compensation Committee may delegate its responsibilities, along with the authority to take action in relation to such responsibilities, to subcommittees comprised of one or more Compensation Committee members, subject to requirements of our bylaws and applicable laws, regulations and the terms of our executive compensation plans. Additional information about the Compensation Committee’s processes for determining executive and non-employee director compensation, including the role of the Compensation Committee’s compensation consultant and our executive officers, can be found in the “Executive Compensation” and “2024 Director Compensation” sections of this Annual Report.

Governance Committee

The Governance Committee has two members currently. The Governance Committee charter provides that the Governance Committee shall be comprised of no fewer than two members. The Governance Committee met seven times in fiscal year 2024, four of which were regularly scheduled meetings and three of which were special meetings. The Governance Committee is comprised solely of non-employee directors. The Board has determined that each member of our Governance Committee meets the requirements for independence under the applicable listing requirements of The Nasdaq Stock Market.

As outlined more specifically in the Governance Committee charter, the Governance Committee has, among other duties, the following responsibilities:

•Reviews and makes recommendations to the Board regarding the size of the Board;
•Identifies individuals qualified to become directors;
SMCI | 2024 Form 10-K | 133

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
•Periodically assesses, reports, and provides guidance to management and the full Board on our practices with respect to environmental, social and corporate governance issues, including monitoring climate-related issues, and reviews environmental sustainability performance reports;
•Provides guidance and recommendations to the Board regarding legal compliance matters as appropriate relating to current environmental public policy trends;
•Reviews and evaluates, at least annually, the adequacy of the Governance Committee charter and recommends any proposed changes to the Board for approval; and
•Periodically performs an evaluation of the Compensation Committee’s performance of its duties.

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us and certain written representations provided to us, we believe that during fiscal year 2024, our directors, executive officers, and greater than 10% stockholders complied with all applicable Section 16(a) filing requirements.
SMCI | 2024 Form 10-K | 134

Item 11.        Executive Compensation

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis (“CD&A”)

In this section we provide an explanation and analysis of the material elements of the compensation provided to our Chief Executive Officer, Chief Financial Officer, and both of our other two executive officers who were serving on June 30, 2024, which was the end of our fiscal year 2024 (collectively referred to as our “named executive officers” or “NEOs”).

Our named executive officers and their positions at the end of fiscal year 2024 were:

Charles Liang	President, Chief Executive Officer (“CEO”) and Chairman of the Board
David Weigand	Senior Vice President, Chief Financial Officer and Chief Compliance Officer
Don Clegg	Senior Vice President, Worldwide Sales
George Kao	Senior Vice President, Operations

Overview of Compensation

FY2024 Other NEO Compensation Mix
(Aggregate Compensation)(1)
(1)The chart presents the percentage compensation by compensation component received by the three non-CEO named executive officers together (aggregate compensation) as a group, as well as the split between cash and equity compensation for all such persons received in the aggregate as a group. No equivalent chart is presented for CEO compensation because, for all of fiscal year 2024, and continuing for up to about the next five years, almost all of Mr. Liang’s compensation has been, and is expected to be, based only upon his ability to earn the 2021 CEO Performance Award (which vested in its entirety during fiscal year 2024) and the 2023 CEO Performance Award (which was issued during fiscal year 2024), all as further described below.

SMCI | 2024 Form 10-K | 135

Compensation Philosophy and Objectives—Continuing Improvement of Performance-Based Compensation Arrangements

Our executive compensation philosophy is to link a significant portion of NEO compensation to corporate performance using components such as PRSUs and stock options and reduce our reliance on fixed compensation such as Base Salary, fixed bonus component payable in semi-monthly installments in the form of cash and based upon a percentage of Base Salary (“Fixed Bonus”), and regularly refreshed stock grants with only time-based vesting. During fiscal year 2024, such efforts (which began in the fiscal year ended June 30, 2021, or fiscal year 2021) continued. For our CEO, as described further below, a new performance-based option was awarded in anticipation of the full vesting of his existing performance-based option, and such existing performance-based option did in fact fully vest during the course of fiscal year 2024. With respect to our NEOs besides our CEO (the “Other NEOs”), our efforts also included placing an additional NEO, Mr. George Kao, on a performance-based plan with defined performance metrics (“key performance indicators” or “KPIs”) similar to the plans which had been provided to each of Mr. Weigand and Mr. Clegg since fiscal year 2022. As a result, for fiscal year 2024, all our Other NEOs (Mr. Weigand, Mr. Clegg, and Mr. Kao) each had a performance program (the “FY2024 Performance Program for Other NEOs”) as described further below. Our efforts to link pay to performance also included continuing to re-evaluate and refine the KPIs and their weightings utilized in the FY2024 Performance Program for Other NEOs from those utilized for the prior fiscal year in order to more closely align link compensation and corporate performance for each Other NEO under his program. Each FY2024 Performance Program for Other NEOs was adopted by our Compensation Committee in January 2024. See “FY2024 Performance Program for Other NEOs” below for more specific information about the design and operation of this incentive compensation program for each of Messrs. Weigand, Clegg and Kao for fiscal year 2024.

With respect to our CEO, Mr. Liang, fiscal year 2024 was the third year of evaluating and monitoring the results of performance-based compensation arrangements made with Mr. Liang in fiscal year 2021 (the “2021 CEO Performance Award”). Since the adoption of the FY2021 CEO Performance Award, Mr. Liang’s compensation has been almost completely performance based. In connection with the 2021 CEO Performance Award, Mr. Liang’s Base Salary was reduced to $1 per year and Mr. Liang agreed that he would not be eligible for any increase in Base Salary, or any other cash compensation, until June 30, 2026. As described further below, the 2021 CEO Performance Award permits Mr. Liang to purchase 10,000,000 shares of our common stock at an exercise price of $4.50 per share (which price was 32% higher than the market price of our common stock on the date of the award ($3.41)), and is comprised of five tranches vesting only if the market price of our common stock reached various prices (ranging from $4.50 to $12.00 per share) and we achieved certain specified revenue goals. At the beginning of fiscal year 2024, four of the five tranches under Mr. Liang’s FY2021 CEO Performance Award (amounting to 8,000,000 of the 10,000,000 shares subject to the option) had already vested. Only the final tranche of such award, consisting of the remaining 2,000,000 of the original 10,000,000 shares subject to the option under the 2021 CEO Performance Award, remained unearned. Furthermore, one of the two performance goals necessary for the vesting of such final tranche (specifically, the stock price goal of $12.00 per share) had also already been achieved during fiscal year 2023. The only remaining goal under the 2021 CEO Performance Award to be achieved at the commencement of fiscal year 2024 was the fifth and final revenue goal of $8.0 billion in annualized revenue. During the course of fiscal year 2024, such fifth and final revenue goal of $8.0 billion in annualized revenue was achieved following the end of the second quarter of fiscal year 2024, resulting in the vesting of the remaining 2,000,000 shares subject to the option under the 2021 CEO Performance Award.

SMCI | 2024 Form 10-K | 136

Given the progression of achievement under the 2021 CEO Performance Award, and in order to continue to motivate and incentivize Mr. Liang as our CEO, the Compensation Committee during the second quarter of fiscal year 2024 began consideration of another performance-based compensation arrangement for Mr. Liang. After consideration, the Compensation Committee believed that, given the increase in stockholder value following the issuance of the 2021 CEO Performance Award, it was in the best interests of the Company and its stockholders to grant to Mr. Liang a new long-term performance-based option award (the “2023 CEO Performance Award”) very similar in structure to the 2021 CEO Performance Award, but with different quantitative goals. The 2023 CEO Performance Award permits Mr. Liang to purchase up to 5,000,000 shares of our common stock at an exercise price of $45.00 per share (which price represented a premium of approximately 53% to the closing stock price reported on NASDAQ on the date of grant), and is comprised of five tranches that vest only if the market price of our common stock reaches various prices (ranging from $45.00 to $110.00 per share) and the Company achieves certain specified revenue goals (ranging from $13 billion to $21 billion in annualized revenue). The 2023 CEO Performance Award was granted to Mr. Liang in November 2023. See “Discussion and Analysis of 2023 CEO Performance Award” for additional discussion with respect to the 2023 CEO Performance Award and the achievement of the various goals thereunder. In connection with the 2023 CEO Performance Award, it was agreed that Mr. Liang would continue to receive a de minimis salary of $1 per annum (or such other non-waivable minimum wage requirement) and no cash bonuses through the earlier of (1) the date all of the tranches under the 2023 CEO Performance Award shall have vested and (2) March 31, 2029. Previously, such restriction period ran through just June 30, 2026. Similar to the 2021 CEO Performance Award, Mr. Liang must also remain as the Company’s CEO (or such other position with the Company as Mr. Liang and the Board may agree) at the time each goal is met in order for the corresponding tranche to vest. This helps ensure Mr. Liang’s active leadership of the Company over the long term.

In summary, since the latter part of fiscal year 2021 and for each of fiscal years 2022, 2023 and 2024 almost all of Mr. Liang’s compensation has been based only upon achieving the revenue goals and common stock price targets under his 2021 CEO Performance Award or his 2023 CEO Performance Award. To fully achieve the performance goals of the 2023 CEO Performance Award, our revenue must continue to increase to $21 billion over a rolling four-quarter period (from $7.1 billion for fiscal year 2023, which was the last full fiscal year before the award). Based upon the 60-trading-day average stock price of our common stock since the issuance of the 2023 CEO Performance Award, four of the five stock price goals under the 2023 CEO Performance Award (specifically, goals of $45, $60, $75, and $90 per share were achieved during fiscal year 2024), and only the stock price goal of $110 per share remains to be achieved. As of the end of fiscal year 2024, none of the revenue goals under the 2023 CEO Performance Award had been certified by the Compensation Committee as having been achieved, so none of the tranches under the 2023 CEO Performance Award have been earned. However, based upon revenues for the prior four quarters as of June 30, 2024 of $14.9 billion reflected in the financial statements attached to this Annual Report, the $13.0 billion revenue goals has been achieved. The Company expects the Compensation Committee will certify the achievement of each of this revenue goal, and the vesting of the first tranche under the 2023 CEO Performance Award (representing 1,000,000 of the 5,000,000 shares subject to such option) will occur, shortly after the filing of this Annual Report.

Fiscal Year 2024 Business Performance Highlights

The following are highlights of our performance for fiscal year 2024. When given, comparisons are between fiscal year 2024 and fiscal year 2023 results.

•Revenue was $14,989.3 million, up 110.4%;

•Gross margin was 13.8%, down from 18.0%;

•Net income was $1,152.7 million, an improvement of 80.1%;

•Diluted net income per common share was $1.92, up 68.4%; and

•During fiscal year 2024 and the period from July 1, 2023 to June 30, 2024, our stock price reached a high of $118.81 per share on March 13, 2024.

SMCI | 2024 Form 10-K | 137

Process Overview

The Compensation Committee of the Board discharges the Board’s responsibilities relating to compensation of all of our executive officers. At the end of fiscal year 2024, the Compensation Committee was comprised of two non-employee directors, although during the period from July 1, 2023 through March 11, 2024, the Compensation Committee was comprised of three non-employee directors until the resignation of Mr. Shiu-Leung (Fred) Chan as a director on such date. All of the directors who served on the Compensation Committee during fiscal year 2024 were independent pursuant to the applicable listing rules of NASDAQ and non-employee directors for purposes of Rule 16b-3 under the Exchange Act.

The agenda for meetings is determined by the Chair of the Compensation Committee with the assistance of our Chief Financial Officer and Deputy General Counsel. Committee meetings are regularly attended by our Chief Financial Officer and our Deputy General Counsel. However, during the meetings, our Chief Financial Officer does not participate in the consideration of his own performance or compensation, although he may provide an introduction of the topic to be considered to the Compensation Committee. Because he is not a named executive officer, the Compensation Committee does not consider the performance or compensation of our Deputy General Counsel. Our Chief Financial Officer and Deputy General Counsel support the Compensation Committee in its work by providing information relating to our financial plans and certain personnel-related data. In addition, the Compensation Committee has the authority under its charter to hire, terminate and approve fees for advisors, consultants and agents as it deems necessary to assist in the fulfillment of its responsibilities. As part of making an overall assessment of each named executive officer’s role and performance, and structuring our compensation programs for fiscal year 2024, the Compensation Committee (among other things) (1) reviewed recommendations of our Chief Executive Officer, (2) considered publicly available peer group compensation data, and (3) considered compensation data assembled for the Compensation Committee by Aon from a sample of public companies selected by us, with input on the selection of this sample from Aon. For fiscal year 2024, the peer group selected consisted of the following 18 companies (the “FY2024 Peer Group”):

Akamai Technologies	ON Semiconductor
Ciena	Pure Storage
F5	Seagate Technology
Gen Digital	Splunk
Juniper Networks	Teledyne Technology
Keysight Technologies	Toast
Marvell Technology	Trimble
Microchip Technology	Twillio
NetApp	Zebra Technologies

The prior peer group, which was developed for fiscal year 2022 (the “FY2022 Peer Group”), consisted of 16 companies. Companies selected for each of the FY2024 Peer Group and the FY2022 Peer Group include five companies: Ciena, F5, Juniper Networks, NetApp, and Pure Storage. Companies added to the FY2024 Peer Group which were not in the FY2022 Peer Group include 13 companies: Akamai Technologies, Gen Digital, Keysight Technologies, Marvell Technology, Microchip Technology, ON Semiconductor, Seagate Technology, Splunk, Teledyne Technology, Toast, Trimble, Twillion, and Zebra Technologies. Companies which are not included in the FY2024 Peer Group but which were in the FY2022 Peer Group include 11 companies: Benchmark Electronics, Inc., Diebold Nixdorf, Inc., Extreme Networks, Inc. Infinera Corporation, Lumentum Holdings Inc., NETGEAR, Inc., Plexus Corp., Teradata Corporation, TTM Technologies, Inc., Viasat, Inc., and Vishay Intertechnology, Inc. Factors utilized by the Compensation Committee in evaluating peer companies for the FY2024 Peer Group generally included consideration of their prior fiscal year number of employees (the “Employee Data”); trailing 12 month revenue, year-over-year revenue growth, operating income, and net income (the “Financial Data”); market data such as 30 day average stock price, 20 day average market capitalization, and market capitalization as a multiple of revenue (the “Market Data”); and recent total shareholder return metrics on both a 1 year basis and 3 year compounded annual growth rate basis (the “TSR Data”). The Compensation Committee believed that due to significant changes and growth of the Company between fiscal year 2022 and fiscal year 2024 in each of the relevant factors of Employee Data, Financial Data, Market Data, and TSR Data, a significant change in peer group composition between fiscal year 2022 and fiscal year 2024 (as well as an increase in the size of the peer group utilized) were necessary, appropriate, and warranted.

SMCI | 2024 Form 10-K | 138

The Compensation Committee utilized for fiscal year 2024 the independent consultant report developed in July 2023. Recognizing that over-reliance on external comparisons can be of concern, the Compensation Committee used external comparisons as only one point of reference and was mindful of the value and limitations of comparative data. Before receiving Aon’s information and assistance in fiscal year 2024, the Compensation Committee assessed the independence of Aon in the light of all relevant factors, including additional services and other factors required by the SEC, that could give rise to a potential conflict of interest with respect to Aon. In connection with this review and assessment, and based on an independence letter provided by Aon in June 2023, the Compensation Committee noted that Aon had provided commercial risk insurance brokerage services to us for fiscal year 2022, for a fee of approximately $358,000. Aon’s fees charged to us for director and executive compensation services to us for fiscal year 2024 were approximately $102,000. The Compensation Committee considered such additionally provided services when evaluating Radford’s independence and potential conflicts of interest raised by Aon’s work and indicated it would take such services and fees under advisement in connection with its overall consideration of the advice provided by Radford with respect to executive officer compensation. However, the Compensation Committee did not identify any conflicts of interest raised by the work performed by Radford for fiscal year 2024. For fiscal year 2024, the decision to engage Aon for these other services was made by management, and the Compensation Committee did not approve such other services provided by Aon.

Key Fiscal Year 2024 Executive Compensation Decisions and Actions

Key fiscal year 2024 executive compensation decisions and actions included the following:

•As a part of its philosophy to link compensation to corporate performance, the Compensation Committee adopted the FY2024 Performance Program for Other NEOs in January 2024, which program included each of the Company’s three Other NEOs (Mr. David Weigand, Mr. Don Clegg, and Mr. George Kao). The prior year’s FY2023 Performance Program for Other NEOs was comparable but had only included plans for two of the three Other NEOs (Mr. David Weigand and Mr. Don Clegg).

•Similar to the structure of such performance program for the participating Other NEOs utilized in the prior fiscal year, the FY2024 Performance Program for Other NEOs utilized Base Salary and Fixed Bonus components, as well as a performance-based annual incentive award, which is payable in the form of service-based restricted stock units (“RSUs”) that generally vest over a period of four years and cash. The performance-based annual incentive award continues to have each of the following features:

◦Primarily formula-based;

◦Utilizes company performance metrics that are individualized based upon the role of the officer; and

◦Utilizes company performance metrics tied closely to stockholder value, including percentage appreciation in stock price from the prior fiscal year and percentage increase in worldwide revenue from the prior fiscal year. See “- FY2024 Performance Program for Other NEOs” below for more information.

•As a part of continued efforts to evolve the approach to NEO compensation and to further improve the linkage of compensation to corporate performance for the Other NEOs, the Compensation Committee carefully re-evaluated the KPIs utilized under the performance-based portion of the FY2024 Performance Program for Other NEOs and the fixed bonus component of the FY2024 Performance Program for Other NEOs:

◦Under such program, the Compensation Committee determined, in addition to utilizing the same two KPIs for fiscal year 2024 as were utilized in fiscal year 2023 for Mr. Weigand (a Stock Price Increase KPI and a Long-Term Investor Increase KPI), to add a third KPI for Mr. Weigand (a Worldwide Revenue Growth KPI). The Compensation Committee believed such updated KPIs reflected the most relevant factors to measure the CFO’s performance in a manner that aligns with stockholder value and stockholder interests. The double weighting of 2x given to the two KPIs carried over from the prior fiscal year were unchanged between fiscal year 2023 and fiscal year 2024, and a single weighting of 1x was given to the third new Worldwide Revenue Growth KPI added for Mr. Weigand for fiscal year 2024. See “- FY2024 Performance Program for Other NEOs – Performance Incentive Award” below for more information.

SMCI | 2024 Form 10-K | 139

In addition, the Compensation Committee decided to leave unchanged the Fixed Bonus component for Mr. Weigand at 30% of his Base Salary for fiscal year 2024. See “- FY2024 Performance Program for Other NEOs – Fixed bonus component” below for more information.

◦Under such program, the Compensation Committee determined to utilize, in addition to the same three KPIs for fiscal year 2024 as were utilized in fiscal year 2023 for Mr. Clegg (a Worldwide Revenue Growth KPI, Top 3000 Customer Growth KPI and Slow Moving & Excess and Obsolete Inventory KPI (the “Inventory KPI”)), two additional new KPIs for Mr. Clegg (a Top 300 Customer Growth KPI and Stock Price Increase KPI). The Compensation Committee believed adding the new Top 300 Customer Growth KPI was an appropriate objective for a Senior Vice President of Worldwide Sales, since it focused him on additionally targeting larger customers, which is one of the Company’s key approaches to achieve rapid revenue growth, particularly with the emergence of new market opportunities (such as AI). In addition, the Compensation Committee believed adding the Stock Price Increase KPI for Mr. Clegg further aligned him with stockholder value and stockholder interests.

In addition, the Compensation Committee also determined for fiscal year 2024 to adjust the weightings of certain of the KPIs selected for Mr. Clegg. For example, while the Top 3000 Customer Growth KPI remained double weighted at 2x in Mr. Clegg’s program for fiscal year 2024 (similar to fiscal year 2023), the weightings of the two other KPIs carried over from fiscal year 2023 were increased. For the carry-over Worldwide Revenue Growth KPI, the weighting was increased from being triple weighted in fiscal year 2023 to being quadruple weighted in fiscal year 2024. For the carry-over Inventory KPI, the weighting was also increased from being double weighted in fiscal year 2023 to being quadruple weighted in fiscal year 2024. The increase in weightings was implemented to reflect the attention and focus the Compensation Committee wanted Mr. Clegg to give to these objectives in fiscal year 2024. Each of the new Top 300 Customer Growth KPI and Stock Price Increase KPI for Mr. Clegg for fiscal year 2024 are single weighted at 1x. See “- FY2024 Performance Program for Other NEOs – Performance Incentive Award” below for more information.

In addition, the Compensation Committee decided to leave unchanged the Fixed Bonus component for Mr. Clegg at 20% of his Base Salary for fiscal year 2024. See “- FY2024 Performance Program for Other NEOs – Fixed bonus component” below for more information.

•As indicated above, fiscal year 2024 was the first year that Mr. George Kao, our Senior Vice President of Operations, was included in a performance program similar to the programs for the other two Other NEOs (Mr. David Weigand and Mr. Don Clegg). Under such program for Mr. Kao, the Compensation Committee determined to utilize two KPIs (a Worldwide Revenue Growth KPI and a Stock Price Increase KPI). The Compensation Committee selected such KPIs given the prior practice of utilizing such KPIs in the programs of Other NEOs in prior years (since this was the first year Mr. Kao was participating); and the Compensation Committee intends to re-evaluate such KPIs in future years based upon an assessment of the linkage of such KPIs to Mr. Kao’s role in contributing to the results of such KPIs. Similarly, given this was the first year Mr. Kao is participating in such a performance program, the Compensation Committee determined to single weight each of such KPIs at 1x for fiscal year 2024.

In addition, because fiscal year 2024 was the first year that Mr. Kao was included in such a performance program, the Compensation Committee decided to provide grant discretion to the CEO to set a Fixed Bonus component for Mr. Kao within a range of 16% to 35% of his Base Salary for fiscal year 2024. In exercising his discretion, the CEO set Mr. Kao’s Fixed Bonus component at the lower end of the range at 16% of his Base Salary for fiscal year 2024 and plans to re-evaluate such level in future years. See “- FY2024 Performance Program for Other NEOs – Fixed bonus component” below for more information.

•The prior year’s performance program for Other NEOs utilized a subjective Individual Performance Evaluation KPI, which was evaluated by the CEO. For the FY2024 Performance Program for Other NEOs, the Compensation Committee re-characterized the Individual Performance Evaluation KPI as a compensation adjustment factor (the “Compensation Adjustment Factor”). While the Compensation Adjustment Factor is (similar to fiscal year 2023) subjective and evaluated by the CEO, the intention is for the CEO to not only consider subjective performance of each of the individual executives for this factor, but also for the CEO to have discretion to consider other external criteria in determining the applicable result, including circumstances compared to expectations, and make adjustments accordingly either up or down. The Compensation Committee has noted that in recent fiscal years, the Company’s
SMCI | 2024 Form 10-K | 140

performance has been highly volatile with respect to certain of the KPIs. For example: on June 30, 2023 (the last day of fiscal year 2023), our closing stock price was $24.93; on January 21, 2024, which was the date the Compensation Committee approved the FY2024 Performance Program for Other NEOs, our closing stock price was $45.74; during the course of fiscal year 2024, our closing stock price reached a high of $118.80 on March 28, 2024; and our closing stock price on June 28, 2024 (the last business day of fiscal year 2024) was $81.94. The Compensation Committee believed that, in light of such volatility, the CEO should have discretion (on behalf of the Compensation Committee) to select a lower (or higher) result for this factor to manage overall compensation for the Other NEOs, rather than having such factor based solely upon individual performance evaluations. As a result, this factor has been re-characterized as a Compensation Adjustment Factor.

•Based on effective base salaries and the Compensation Committee’s review and certification of actual performance (as described further below) under the FY2024 Performance Program for Other NEOs for fiscal year 2024:

◦Mr. Weigand received a Fixed Bonus amount of $162,152 paid in semi-monthly installments during fiscal year 2024, and based on performance against fiscal year 2024 goals earned a cash payment of $110,060 and earned an aggregate grant of $440,239 in RSUs. These RSUs, once granted, generally vest in annual installments over four years from July 1, 2024;

◦Mr. Clegg received a Fixed Bonus amount of $89,744 paid in semi-monthly installments during fiscal year 2024, and based on performance against fiscal year 2024 goals earned a cash payment of $277,510 and earned an aggregate grant of $277,510 in RSUs. These RSUs, once granted, generally vest in annual installments over four years from July 1, 2024; and

◦Mr. Kao received a Fixed Bonus amount of $49,398 paid in semi-monthly installments during fiscal year 2024, and based on performance against fiscal year 2024 goals earned a cash payment of $88,751 and earned an aggregate grant of $88,751 in RSUs. These RSUs, once granted, generally vest in annual installments over four years from July 1, 2024.

•Base salaries for the Other NEOs were also adjusted during fiscal year 2024 as a part of a perceived critical need to enhance retention value for key personnel, and were based in part upon:

◦Analyses provided in the compensation study for fiscal year 2024 which indicated that base salaries for each of Mr. Weigand and Mr. Clegg (prior to the increases) were significantly below the 25th percentile in the market. The compensation study, which was prepared in July 2023, did not include Mr. Kao. With the adjustments made during fiscal year 2024, the base salaries for each of Mr. Weigand and Mr. Clegg were generally only slightly below or at the 25th percentile in the market according to such study; and

◦Consideration of the continued inflationary market conditions in fiscal year 2024.

•Fiscal year 2024 was the third full fiscal year in which the CEO operated under the 2021 CEO Performance Award, and related agreements, which was granted in March 2021. During the preceding fiscal years 2022 and 2023, four of the five tranches under the 2021 CEO Performance Award (representing 8,000,000 shares subject to the option) were earned. During fiscal year 2024, the Compensation Committee continued to closely monitor the Company’s performance and the CEO’s performance against not only the key metrics of the 2021 CEO Performance Award, but also the objectives of the 2021 CEO Performance Award, for alignment with stockholder value and stockholder interests. During fiscal year 2024, the CEO received a Base Salary of only $1, no short-term cash bonus awards, and no time-based or performance-based equity awards.

•During fiscal year 2024, the fifth and final tranche under the 2021 CEO Performance Award (representing the final 2,000,000 shares subject to the option) was earned. More specifically:

◦The Company’s annualized revenue exceeded $8.0 billion (representing the fifth and final revenue goal under the 2021 CEO Performance Award) for the four quarters ended December 31, 2023. The trailing 60-trading-
SMCI | 2024 Form 10-K | 141

day average of closing prices of the Company’s Common Stock had reached $12.00 (representing the fifth and final stock price goal under the 2021 CEO Performance Award) during the prior fiscal year on May 30, 2023. Based upon the matching of the relevant revenue goal with the corresponding stock price goal, the Compensation Committee certified the vesting of the fifth and final 2,000,000 shares subject to the 2021 CEO Performance Award on February 12, 2024;

•Given the progression of achievement under the 2021 CEO Performance Award, and in order to continue to motivate and incentivize Mr. Liang as our CEO, the Compensation Committee during the second quarter of fiscal year 2024 began consideration of another performance-based compensation arrangement for Mr. Liang. After consideration, the Compensation Committee believed that, given the increase in stockholder value following the issuance of the 2021 CEO Performance Award, it was in the best interests of the Company and its stockholders to grant to Mr. Liang a new long-term performance-based option award, which was the 2023 CEO Performance Award. The 2023 CEO Performance award is very similar in structure to the 2021 CEO Performance Award, but with new and even more challenging revenue and stock price goals. The 2023 CEO Performance Award was granted to Mr. Liang in November 2023. See “Discussion and Analysis of 2023 CEO Performance Award” for additional discussion with respect to the 2023 CEO Performance Award and the various goals thereunder. In connection with the 2023 CEO Performance Award, it was agreed that Mr. Liang would continue to receive a de minimis salary of $1 per annum (or such other non-waivable minimum wage requirement if deemed advisable) and no cash bonuses through the earlier of (1) the date all of the tranches under the 2023 CEO Performance Award shall have vested and (2) March 31, 2029. Previously, such restriction period ran through just June 30, 2026. Similar to the 2021 CEO Performance Award, Mr. Liang must also remain as the Company’s CEO (or such other position with the Company as Mr. Liang and the Board may agree) at the time each goal is met in order for the corresponding tranche to vest. This helps ensure Mr. Liang’s active leadership of the Company over the long term.

•During the course of fiscal year 2024, as discussed further below, four of the five stock price goals under the 2023 CEO Performance Award were achieved. As of the end of fiscal year 2024, none of the revenue goals under the 2023 CEO Performance Award had been certified by the Compensation Committee as having been achieved, so none of the tranches under the 2023 CEO Performance Award had been earned. However, based upon revenues for the prior four quarters as of June 30, 2024 of $14,989.3 million reflected in the financial statements attached to this Annual Report, the $13.0 billion revenue goal had been achieved. The Company believes the Compensation Committee will certify the achievement of the first revenue goal, and the vesting of the first tranche under the 2023 CEO Performance Award (representing 1,000,000 of the 5,000,000 shares subject to such option) will occur shortly after the filing of this Annual Report. The Compensation Committee will continue to closely monitor the Company’s performance and the CEO’s performance against both the key metrics and objectives of the 2023 CEO Performance Award.

◦The trailing 60-trading-day average of closing prices of the Company’s Common Stock reached $45.00 (representing the first stock price goal under the 2023 CEO Performance Award) based upon the stock price from November 29, 2023 through February 26, 2024. The Compensation Committee certified such achievement on March 2, 2024;

◦The trailing 60-trading-day average of closing prices of the Company’s Common Stock reached $60.00 (representing the second stock price goal under the 2023 CEO Performance Award) based upon the stock price from December 15, 2023 through March 13, 2024. The Compensation Committee certified such achievement on April 1, 2024;

◦The trailing 60-trading-day average of closing prices of the Company’s Common Stock reached $75.00 (representing the third stock price goal under the 2023 CEO Performance Award) based upon the stock price from January 4, 2024 through April 1, 2024. The Compensation Committee certified such achievement on April 1, 2024; and

◦The trailing 60-trading-day average of closing prices of the Company’s Common Stock reached $90.00 (representing the fourth stock price goal under the 2023 CEO Performance Award) based upon the stock price from January 31, 2024 through April 25, 2024. The Compensation Committee certified such achievement on May 5, 2024.

SMCI | 2024 Form 10-K | 142

The Role of the Most Recent Stockholder Say-on-Pay Vote

The Compensation Committee, the entire Board, and our management value the opinions of our stockholders. Feedback received from stockholders has previously included both a desire that a more significant portion of executive compensation be tied to performance based upon the achievement of pre-established goals, as well as a favorable view of the design and structure of the 2021 CEO Performance Award intended to increase stockholder value and align with the interests of stockholders. For fiscal year 2024, the Compensation Committee continued to take such prior feedback into consideration when it developed, designed, and implemented each of the FY2024 Performance Program for Other NEOs (including the expansion of such program to all Other NEOs) and the 2023 CEO Performance Award.

Our last annual meeting of stockholders was held on January 22, 2024 (the “Fiscal Year 2023 Annual Meeting”), and we provided our stockholders the annual opportunity to vote to approve, on an advisory basis, the compensation of our named executive officers as disclosed in the proxy statement for such meeting. At the meeting, stockholders representing approximately 97% of the stock present and entitled to vote on this “say-on-pay” proposal approved the compensation of our named executive officers. Although the say-on-pay vote was non-binding, the Compensation Committee expects to continue to consider the outcome of that vote when making future compensation decisions for our named executive officers.

Role of Executive Officers in the Compensation Process

Each year, management provides recommendations to the Compensation Committee regarding compensation program design and evaluations of executive and Company performance. In particular, in fiscal year 2024, both our Chief Executive Officer and Chief Financial Officer provided the Compensation Committee with their views on the merits of a performance-based compensation program for Other NEOs, and the design of such program (including components thereof such as Base Salary, short-term cash incentives, equity incentives, and the KPIs utilized under the performance-based portion of such program). The Compensation Committee believes the participation of such NEOs in the process which culminated in the adoption in fiscal year 2024 of the FY2024 Performance Program for Other NEOs, and the willingness of such Other NEOs to participate in the program, is evidence of the commitment of the Other NEOs to our Company and their confidence in our future.

In February 2025, our Chief Financial Officer provided the Compensation Committee with information about the Company’s performance against the objective metrics set forth in the FY2024 Performance Program for Other NEOs and the Chief Executive Officer provided the Compensation Committee with his subjective Compensation Adjustment Factor evaluation for the Other NEOs, which is part of the FY2024 Performance Program for Other NEOs. This evaluation provided by the CEO included his views as to the impact of individual Other NEOs on strategic initiatives and organizational goals, as well as their functional expertise and leadership, while also factoring in extrinsic considerations (such as share price volatility during the fiscal year). The CEO also provided the Compensation Committee with his views of the nature and extent of our performance against expectations.

While the Compensation Committee carefully considers all recommendations made by members of management, ultimate authority for all compensation decisions regarding our NEOs rests with the Compensation Committee and the Board.

Fiscal Year 2024 CEO Compensation

Overview

Fiscal year 2024 was the third full fiscal year in which the CEO’s compensation was governed by the 2021 CEO Performance Award and related agreements. In connection with the grant of the 2021 CEO Performance Award, Mr. Liang received a de minimis salary of $1 per year and no cash bonuses through June 30, 2026. Mr. Liang also had to remain as the Company’s CEO (or such other position with the Company as Mr. Liang and the Board may agree) at the time each goal was met in order for the corresponding tranche to vest. This helped ensure Mr. Liang’s active leadership of the Company over the long term.

SMCI | 2024 Form 10-K | 143

Discussion and Analysis of 2021 CEO Performance Award

On March 2, 2021, the Compensation Committee granted to our CEO, Mr. Liang, the 2021 CEO Performance Award, which was a long-term performance-based option award to purchase up to 10,000,000 shares of the Company’s common stock that vested in five equal tranches. Each of the five tranches vested if a specified revenue goal (each, a “Revenue Goal”) and a specified stock price goal (each, a “Stock Price Goal”) were achieved. Revenue Goals must have been achieved by June 30, 2026 (the “Revenue Performance Period”) and Stock Price Goals must have been achieved by September 30, 2026 (the “Stock Price Performance Period”). As of June 30, 2024, all five of the Revenue Goals and Stock Price Goals have been achieved, and the 2021 CEO Performance Award has fully vested.

The following table sets forth the Revenue Goals, which have all been achieved as of June 30, 2024:

Revenue Goals(1)	Absolute Change From Revenue Reported for the Fiscal Year Ended Prior to the Grant of the CEO Performance Award (June 30, 2020)(2)	Achievement Status
$4.0 billion	20%	Achieved(3)
$4.8 billion	44%	Achieved(4)
$5.8 billion	74%	Achieved(5)
$6.8 billion	104%	Achieved(6)
$8.0 billion	140%	Achieved(7)

(1)Revenue means the Company’s total revenues, as reported by the Company in its financial statements on Forms 10-Q and 10-K filed with the SEC (but without giving effect to any rounding used in reporting the amounts in Form 10-Q and Form 10-K), for the previous four consecutive fiscal quarters of the Company.
(2)Achieved prior to fiscal year 2024. Revenue reported in the Company’s Form 10-K for the fiscal year ended June 30, 2020 was $3.34 billion.
(3)Achieved prior to fiscal year 2024. Revenue reported for the four quarters ended December 31, 2021 was $4.17 billion.
(4)Achieved prior to fiscal year 2024. Revenue reported for the four quarters ended June 30, 2022 was $5.20 billion.
(5)Achieved prior to fiscal year 2024. Revenue reported for the four quarters ended September 30, 2022 was $6.02 billion.
(6)Achieved at the end of fiscal year 2023 and certified during fiscal year 2024. Revenue reported for the four quarters ended June 30, 2023 was $7.1 billion.
(7)Achieved during fiscal year 2024. Revenue reported for the four quarters ended December 31, 2023 was $9.3 billion.

The following table sets forth the Stock Price Goals, which have all been achieved as of June 30, 2024:

Stock Price Goals(1)	Absolute Change in Stock Price from Grant Date Stock Price(2)	Absolute Change in Stock Price From $4.50 Exercise Price	Achievement Status
$4.50	32%	0%	Achieved(3)
$6.00	76%	33%	Achieved(4)
$7.50	120%	67%	Achieved(5)
$9.50	179%	111%	Achieved(6)
$12.00	252%	167%	Achieved(7)

(1)Sustained stock price performance is required for each Stock Price Goal to be met, other than in connection with a change in control. For each Stock Price Goal to be met, the sixty-trading day average stock price must equal or exceed the Stock Price Goal.
(2)Utilizes closing stock price of $3.41 per share on March 2, 2021.
(3)Achieved prior to fiscal year 2024. The sixty-trading day average stock price from March 15, 2022 through June 8, 2022 was $4.51.
(4)Achieved prior to fiscal year 2024. The sixty-trading day average stock price from July 19, 2022 through October 11, 2022 was $6.02.
(5)Achieved prior to fiscal year 2024. The sixty-trading day average stock price from September 30, 2022 through December 23, 2022 was $7.54.
(6)Achieved prior to fiscal year 2024. The sixty-trading day average stock price from January 20, 2023 through April 17, 2023 was $9.51.
(7)Achieved prior to fiscal year 2024. The sixty-trading day average stock price from March 6, 2023 through May 30, 2023 was $12.09.

SMCI | 2024 Form 10-K | 144

Discussion and Analysis of 2023 CEO Performance Award

As indicated above, given the progression of achievement under the 2021 CEO Performance Award, and in order to continue to motivate and incentivize Mr. Liang as our CEO, the Compensation Committee during the second quarter of fiscal year 2024 began consideration of another performance-based compensation arrangement for Mr. Liang. This culminated in the grant of the 2023 CEO Performance Award in November 2023.

The 2023 CEO Performance Award granted to Mr. Liang is a long-term performance-based option award to purchase up to 5,000,000 shares of the Company’s common stock, which award may vest in five equal tranches. Each of the five tranches vests if a specified revenue goal (each, a “New Revenue Goal”) and a specified stock price goal (each, a “New Stock Price Goal”) is achieved. New Revenue Goals must be achieved by December 31, 2028 (the “New Revenue Performance Period) and New Stock Price Goals must be achieved by March 31, 2029 (the “New Stock Price Performance Period”). The 2023 CEO Performance Award was granted with an exercise price equal to $45.00 (the “New Exercise Price”), representing a premium of approximately 53% to the closing stock price reported on NASDAQ on the date of grant. The 2023 CEO Performance Award will generally expire on November 14, 2033 and includes, among other terms and conditions, a restriction on the sale of any shares issued upon exercise of the 2023 CEO Performance Award until November 14, 2026.

In an effort to continue to further incentivize Mr. Liang’s long-term performance, the Compensation Committee designed the 2023 CEO Performance Award to be a challenging long-term incentive for future performance, and the Compensation Committee noted in particular that the performance thresholds could take many years to achieve, if they can be achieved at all. In addition, the Compensation Committee sought to ensure that the 2023 CEO Performance Award would further align Mr. Liang’s interests with those of the Company’s stockholders over the long term. In the course of considering the 2023 CEO Performance Award, the Compensation Committee determined to modify the period that Mr. Liang would continue to receive a de minimis salary of $1 per annum (or such other non-waivable minimum wage requirement, if deemed advisable) and no cash bonuses through the earlier of (1) the date all of the tranches under the 2023 CEO Performance Award shall have vested and (2) March 31, 2029. Similar to the 2021 CEO Performance Award, Mr. Liang must also remain as the Company’s CEO (or such other position with the Company as Mr. Liang and the Board may agree) at the time each goal is met in order for the corresponding tranche to vest. This helps ensure Mr. Liang’s active leadership of the Company over the long term.

The following table sets forth the New Revenue Goals which must be achieved under the 2023 CEO Performance Award by the end of the New Revenue Performance Period of December 31, 2028, as well as their achievement status as of the date of this Annual Report:

SMCI | 2024 Form 10-K | 145

New Revenue Goals(1)	Absolute Change From Revenue Reported for the Fiscal Year Ended Prior to the Grant of the 2023 CEO Performance Award (June 30, 2023)(2)(3)	Achievement Status
$13.0 billion	82%	Achieved(4)
$15.0 billion	111%	Not yet achieved
$17.0 billion	139%	Not yet achieved
$19.0 billion	167%	Not yet achieved
$21.0 billion	195%	Not yet achieved
(1)Revenue means the Company’s total revenues, as reported by the Company in its financial statements on Forms 10-Q and 10-K filed with the SEC (but without giving effect to any rounding used in reporting the amounts in Form 10-Q and Form 10-K), for the previous four consecutive fiscal quarters of the Company.
(2)Revenue reported in the Company’s Form 10-K for fiscal year 2023 was $7.12 billion.
(3)Rounded to the nearest whole percentage.
(4)Revenue reported in this Annual Report is approximately $14.99 billion. As of the date of this Annual Report, the Compensation Committee has not yet certified the achievement of the $13.0 billion revenue goal.

The following table sets forth the New Stock Price Goals which must be achieved under the 2023 CEO Performance Award by the end of the New Stock Price Performance Period of March 31, 2029, as well as their achievement status as of the date of this Annual Report:

New Stock Price Goals(1)	Absolute Change in Stock Price from Grant Date Stock Price(2)(3)	Absolute Change in Stock Price From $45.00 Exercise Price(3)	Achievement Status
$45.00	53%	0%	Achieved(4)
$60.00	104%	33%	Achieved(5)
$75.00	155%	67%	Achieved(6)
$90.00	206%	100%	Achieved(7)
$110.00	274%	144%	Not yet achieved

(1)Sustained stock price performance is required for each New Stock Price Goal to be met, other than in connection with a change in control. For each New Stock Price Goal to be met, the trailing sixty trading day average stock price must equal or exceed the New Stock Price Goal.
(2)Utilizes closing stock price of $29.39 on November 14, 2023.
(3)Rounded to the nearest whole percentage.
(4)The sixty-trading day average stock price from November 29, 2023 through February 26, 2024 was $45.70.
(5)The sixty-trading day average stock price from December 15, 2023 through March 13, 2024 was $61.07.
(6)The sixty-trading day average stock price from January 4, 2024 through April 1, 2024 was $75.28.
(7)The sixty-trading day average stock price from January 31, 2024 through April 25, 2024 was $90.31.

SMCI | 2024 Form 10-K | 146

Each of the five tranches vests only when both the applicable New Revenue Goal and New Stock Price Goal for such tranche are certified by the Compensation Committee as having been met.

A New Revenue Goal and a New Stock Price Goal that are matched together can be achieved at different points in time and vesting will occur at the later of the achievement certification dates for such New Revenue Goal and New Stock Price Goal. Subject to any applicable clawback provisions, policies or other forfeiture terms described in the 2023 CEO Performance Award, once a goal is achieved, it is forever deemed achieved for determining the vesting of a tranche.

There is no full acceleration of vesting of the 2023 CEO Performance Award as a result of a “change in control.” However, in connection with a change in control, whether any unvested tranches vest will depend solely on the Company’s attainment of the New Stock Price Goals (the New Revenue Goals will be disregarded). In addition, for purposes of determining whether the New Stock Price Goal has been achieved, the stock price shall equal the greater of (1) the most recent closing price per share immediately prior to the effective time of such change in control or (2) the per share common stock price (plus the per share of common stock value of any other consideration) received by the stockholders in the change in control.

As of the date of this Annual Report, none of the options granted under the 2023 CEO Performance Award has been earned, but, as stated above, the Company expects the Compensation Committee will certify the achievement of the first revenue goal, and the vesting of the first tranche under the 2023 CEO Performance Award (representing 1,000,000 of the 5,000,000 shares subject to such option) will occur shortly after the filing of this Annual Report. The Compensation Committee will continue to closely monitor the Company’s performance and the CEO’s performance against both the key metrics and objectives of the 2023 CEO Performance Award.

FY2024 Performance Program for Other NEOs

Overview

On January 23, 2024, after consultations with our CEO and consideration of such other factors as the Compensation Committee considered appropriate (including input received from the Compensation Committee’s compensation consultant and an executive compensation study described above), the Compensation Committee approved an executive compensation program for fiscal year 2024 for the Company’s three Other NEOs -- Mr. Weigand (the “CFO Compensation Program”), Mr. Clegg (the “SVP Sales Compensation Program”), and Mr. Kao (the “SVP Operations Compensation Program”).

The Compensation Committee believes the FY2024 Performance Program for Other NEOs furthers the Company’s executive compensation philosophy to link compensation to corporate and individual performance. The principal compensation elements of the FY2024 Performance Program for Other NEOs are:

•Base Salary;

•Fixed Bonus; and

•Performance-based annual incentive award (“Performance Incentive Award”) which, for Mr. Weigand, is payable 20% in the form of cash (the “Performance Cash”) and 80% in the form of service-based PRSUs and, for each of Mr. Clegg and Mr. Kao, is payable 50% in the form of Performance Cash and 50% in the form of PRSUs. PRSUs earned, once granted, will generally vest in equal annual installments over a period of approximately four years.

SMCI | 2024 Form 10-K | 147

Base Salary

The following table sets forth Base Salaries for each of Mr. Weigand, Mr. Clegg and Mr. Kao at the end of each of fiscal year 2023 and 2024:

Name	Principal Position During Fiscal Year 2024	End of Fiscal Year 2023 Base Salary Rate(1)(2)	End of Fiscal Year 2024 Base Salary Rate(1)(2)	Base Salary % Change
David Weigand	Senior Vice President, Chief Financial Officer and Chief Compliance Officer	$520,969	$547,017	5.0%
Don Clegg	Senior Vice President, Worldwide Sales	$435,652	$453,078	4.0%
George Kao	Senior Vice President, Operations	$395,816	$411,649	4.0%

(1)The Base Salary amounts actually paid to each NEO for fiscal year 2023 and 2024 are disclosed in the Summary Compensation Table.
(2)For each of fiscal years 2023 and 2024, salary amounts disclosed in the Summary Compensation Table for each NEO differ from the amounts disclosed in the table above because of the timing of adjustments made to Base Salary. For each of such fiscal years 2023 and 2024, such adjustments were effective October 1 of such fiscal year for each of Mr. Weigand and Mr. Clegg. For Mr. Kao, his adjustment for fiscal year 2023 was effective on January 1, 2023 and for fiscal year 2024 was effective on October 1, 2024. In addition, salary amounts disclosed in the Summary Compensation Table for such NEOs also include amounts for paid out vacation and sick days.

Adjustments to Base Salaries for each of Mr. Weigand, Mr. Clegg, and Mr. Kao were made during fiscal year 2024 after the Compensation Committee considered recommendations from the CEO. Primary factors the Compensation Committee considered in connection with these increases included the following:

•Analyses provided in the compensation study for fiscal year 2024 which indicated that even after adjustments to base salaries for Mr. Weigand and Mr. Clegg made during the prior fiscal year 2023, the base salaries for such executive officers were still generally below the 25th percentile in the market. The compensation study, which was prepared in July 2023 by Aon, did not include Mr. Kao (the “FY2024 Compensation Study”). With the adjustments made during fiscal year 2024, based upon the fiscal year 2024 compensation study, the base salaries for Mr. Weigand and Mr. Clegg were generally only slightly below or at the 25th percentile in the market according to such study; and

•Consideration of continuing inflationary market conditions in fiscal year 2024.

Fixed Bonus Component

Under the FY2024 Performance Program for Other NEOs, each of Mr. Weigand, Mr. Clegg and Mr. Kao is entitled to receive a Fixed Bonus component payable in semi-monthly installments in the form of cash, which is based upon a percentage of Base Salary. The Compensation Committee included the Fixed Bonus as a part of the FY2024 Performance Program for Other NEOs for their continued achievements and contributions to the Company, and in recognition that the base salaries of each of Mr. Weigand and Mr. Clegg are generally slightly below or at the 25th percentile in the market according to the FY2024 Compensation Study. The Compensation Study did not include Mr. Kao.

The Fixed Bonus percentage of Base Salary for fiscal year 2023 was 30% for Mr. Weigand and 20% for Mr. Clegg, which percentages remained unchanged between fiscal year 2023 and fiscal year 2024 for such NEOs. As discussed above, given that fiscal year 2024 was the first year that Mr. Kao was included in such a performance program, the Compensation Committee decided to provide discretion to the CEO to set a Fixed Bonus component for Mr. Kao within a range of 16% to 35% of his Base Salary for fiscal year 2024. In exercising his discretion, the CEO set Mr. Kao’s Fixed Bonus component at the lower end of the range at 16% of his Base Salary for fiscal year 2024 to align such amount more closely to the bonus amount Mr. Kao received in the prior fiscal year when he did not have a performance program, and plans to re-evaluate such level in future years.

The Compensation Committee decided to retain the Fixed Bonus component for the FY2024 Performance Program for Other NEOs because the Committee believed the aggregate total cash compensation for Mr. Weigand and Mr. Clegg, which equals the sum of (i) their base salaries effective on October 1, 2023, (ii) the amount of cash earned under the Fixed Bonus percentages, and (iii) the amount of cash the Committee believed would likely be earned under the cash portion of the Performance Incentive Award (see “- Performance Incentive Award” below), was likely to still be less than the market 50th
SMCI | 2024 Form 10-K | 148

percentile for comparable positions based upon the FY2024 Compensation Study. The FY2024 Compensation Study did not include Mr. Kao, but the Committee chose to provide Mr. Kao with a Fixed Bonus component to equate his compensation elements with those of Mr. Weigand and Mr. Clegg. The following table sets forth the total amount of Fixed Bonus received by such persons for fiscal year 2024:

Name	Principal Position During Fiscal Year 2024	Fiscal Year 2024 Fixed Bonus Received
David Weigand	Senior Vice President, Chief Financial Officer and Chief Compliance Officer	$162,152(1)
Don Clegg	Senior Vice President, Worldwide Sales	$89,744(2)
George Kao	Senior Vice President, Operations	$49,398(3)

(1)For Mr. Weigand, the Fixed Bonus paid from July 1, 2023 to September 30, 2023 was determined based upon a Base Salary of $520,969 at the beginning of fiscal year 2023. The Fixed Bonus paid from October 1, 2023 to June 30, 2024 was determined based upon Mr. Weigand’s increase in Base Salary to $547,017.
(2)For Mr. Clegg, the Fixed Bonus paid from July 1, 2023 to September 30, 2023 was determined based upon a Base Salary of $435,652 at the beginning of fiscal year 2023. The Fixed Bonus paid from October 1, 2023 to June 30, 2024 was determined based upon Mr. Clegg’s increase in Base Salary to $453,078.
(3)For Mr. Kao, the Fixed Bonus paid from October 1, 2023 to June 30, 2024 was determined based upon Mr. Kao’s increase in Base Salary to $411,648.

Performance Incentive Award

Description of Performance Incentive Award. Under the Performance Incentive Award portion of the FY2024 Performance Program for Other NEOs, participants have the ability to earn Performance Incentive Awards based upon the achievement of certain specified KPIs and the CEO’s subjective evaluation under the Compensation Adjustment Factor for the fiscal year. Any Performance Incentive Awards earned by Mr. Weigand are payable 20% in cash and 80% in PRSUs, and any Performance Incentive Awards earned by either Mr. Clegg or Mr. Kao are payable 50% in cash and 50% in PRSUs. The cash portion of the award is paid out promptly after the amount of any Performance Incentive Award is determined and approved by the Compensation Committee following the end of the fiscal year, and the PRSUs are granted at approximately the same time, unless otherwise stated in this Annual Report. The number of PRSUs granted to the participants is determined by dividing the value of the PRSU portion of the Performance Incentive Award by an average closing price of our stock, as described in more detail below. These PRSUs generally vest in equal annual installments over a period of four years from the first day of the new fiscal year, so long as the individual continues to be employed. PRSUs for the annual award are (for purposes of administration of shares available under the Company’s amended and restated 2020 Equity and Incentive Compensation Plan (the “2020 Plan”)) capped for each of Messrs. Weigand, Clegg, and Kao at a level unlikely to be earned. In addition:

•The amount of the earned Performance Incentive Award is determined as a multiple (the “Multiple”) of a base incentive target (calculated as a set percentage of Base Salary) set for each participant (the “Base Incentive Unit”).

•The Base Incentive Unit for fiscal year 2024 was set at 10% of Base Salary for each of Messrs. Weigand and Clegg. For Mr. Kao, given fiscal year 2024 was the first year he participated in the performance program, the Compensation Committee granted discretion to the CEO to set the Base Incentive Unit for Mr. Kao within a range of 8% to 10% of Base Salary, and the CEO elected to set such percentage at the lower end of such range at 8% (but plans to re-evaluate such percentage in future years).

•Each KPI and the Compensation Adjustment Factor contribute to the calculation of the Multiple, which is applied to the Base Incentive Unit to determine the total amount of the earned Performance Incentive Award:

◦For Mr. Weigand, the KPIs for fiscal year 2024 were based upon:

•Percentage appreciation in Company stock price from June 30, 2023 to June 30, 2024, with a 100% increase in the stock price counting as 1.00 towards determination of the final aggregate Multiple;

SMCI | 2024 Form 10-K | 149

*This KPI is “double weighted,” meaning that such percentage increase in stock price is then multiplied by two, and that resulting percentage is then used in the calculation of the aggregate Multiple as described above and illustrated below;

•Percentage increase in number of long-term investors in the Company from June 30, 2023 to June 30, 2024, with a 100% increase in the number of long-term investors counting as 1.00 towards the determination of the final aggregate Multiple; and

*Such KPI is also “double weighted,” meaning that such percentage increase is multiplied by two, and that resulting percentage is then used in the calculation of the aggregate Multiple as described above and illustrated below; and

•Percentage increase in worldwide revenue from the prior fiscal year, with a 100% increase in revenue counting as 1.00 towards determination of the final aggregate Multiple;

*This KPI is “single weighted,” meaning that such percentage increase is then used in the calculation of the aggregate Multiple as described above and illustrated below.

◦For Mr. Weigand, a Compensation Adjustment Factor (on a scale from 1.0 to 5.0) was also given by the CEO for the fiscal year, with each 1.00 of rating counting as 1.00 towards determination of the final aggregate Multiple. See “- Key Fiscal Year 2024 Executive Compensation Decisions and Actions” above for additional discussion with respect to the Compensation Adjustment Factor.

The scores arising from these KPI results, and the performance evaluation, are then added together to determine the final aggregate Multiple that is applied to the Base Incentive Unit to determine the value of the Performance Incentive Award. For these purposes, long-term investors in the Company are defined as either (1) a new long-term investor with at least 1,000,000 shares (which represents approximately about 0.2% of the total number of shares outstanding) added during fiscal year 2024 or (2) an existing long-term investor who had increased its holdings by at least 50% during fiscal year 2024; provided, however, that index funds, hedge funds, and broker-dealers are excluded from the definition of long-term investors. A list of potential long-term investors at the end of fiscal year 2023 had been identified based upon certain SEC filings made by such investors, and the foregoing evaluation criteria was then applied to such list.

◦For Mr. Clegg, the KPIs for fiscal year 2024 are based upon:

•Percentage increase in number of our internally measured top 3,000 customers (“Top 3,000 Customers”) from June 30, 2023 to June 30, 2024, with a 100% increase in the number of our Top 3,000 Customers counting as 1.00 towards determination of the final aggregate Multiple. For these purposes, new Top 3,000 Customers are identified based upon new customer accounts which were set up in our internal accounting system during fiscal year 2024 based upon approximately 900+ accounts which were targeted from our list of top 3,000 customers for marketing efforts in the fiscal year and identified for this metric;

*Such KPI is “double weighted,” meaning that such percentage increase is multiplied by two, and that resulting percentage is then used in the calculation of the aggregate Multiple as described above and illustrated below;

•Percentage increase in the number of our internally measured top 300 customers (“Top 300 Customers”) from June 30, 2023 to June 30, 2024, with a 100% increase in the number of our Top 300 Customers counting as 1.00 towards determination of the final aggregate Multiple. For these purposes, new Top 300 Customers are identified based upon new customer accounts which were set up in our internal accounting system during fiscal year 2024.

*Such KPI is “single weighted,” meaning that such percentage is then used in the calculation of the aggregate Multiple as described above and illustrated below;
SMCI | 2024 Form 10-K | 150

•Percentage increase in worldwide revenue from the prior fiscal year, with a 100% increase in revenue counting as 1.00 towards determination of the final aggregate Multiple;

*This KPI is “quadruple weighted,” meaning that such percentage increase in worldwide revenue is then multiplied by four, and that resulting percentage is then used in the calculation of the aggregate Multiple as described above and illustrated below. During the prior fiscal year 2023, Mr. Clegg had this same KPI, but it was “triple weighted.” The Compensation Committee believed it was appropriate to increase the weighting of this KPI to “quadruple weighted” for fiscal year 2024 given Mr. Clegg’s role as Senior Vice President, Worldwide Sales, as achievement against this metric has high correlation with the Company's stock price performance;

•Change in Slow Moving & Excess and Obsolete Inventory KPI, or Inventory KPI, which is calculated by dividing slow moving and excess and obsolete inventory for fiscal year 2023 by slow moving and excess and obsolete inventory for fiscal year 2024, and subtracting 1.00 from such quotient;

*The Inventory KPI is “quadruple weighted,” meaning that such resulting number from the calculation described above is then multiplied by four, and that resulting number is then used in the calculation of the aggregate Multiple as described above and illustrated below; and

•Percentage appreciation in Company stock price from June 30, 2023 to June 30, 2024, with a 100% increase in the stock price counting as 1.00 towards determination of the final aggregate Multiple;

◦This KPI is “single weighted,” meaning that such percentage increase in stock price is then used in the calculation of the aggregate Multiple as described above and illustrated below.

◦For Mr. Clegg, a Compensation Adjustment Factor rating (on a scale from 1.0 to 3.0) was also given by the CEO for the fiscal year, with each 1.00 of rating counting as 1.00 towards determination of the final aggregate Multiple. See “- Key Fiscal Year 2024 Executive Compensation Decisions and Actions” above for additional discussion with respect to the Compensation Adjustment Factor. While the scale of the Individual Performance Evaluation KPI utilized in the prior fiscal year was from 1.0 to 5.0, a tighter scale from 1.0 to 3.0 was utilized for the current fiscal year’s Compensation Adjustment Factor because of the addition of two new single weighted KPIs for Mr. Clegg which count towards the determination of the final aggregate Multiple (a Top 300 Customer Growth KPI and Stock Price Increase KPI). See “- Key Fiscal Year 2024 Executive Compensation Decisions and Actions” above for additional discussion of the two new KPIs for Mr. Clegg in fiscal year 2024.

◦For Mr. Kao, the KPIs for fiscal year 2024 are based upon:

•Percentage appreciation in Company stock price from June 30, 2023 to June 30, 2024, with a 100% increase in the stock price counting as 1.00 towards determination of the final aggregate Multiple; and

*This KPI is “single weighted,” meaning that such percentage increase in stock price is then used in the calculation of the aggregate Multiple as described above and illustrated below; and

•Percentage increase in worldwide revenue from the prior fiscal year, with a 100% increase in revenue counting as 1.00 towards determination of the final aggregate Multiple; and

*This KPI is “single weighted,” meaning that such percentage increase in worldwide revenue is then used in the calculation of the aggregate Multiple as described above and illustrated below.

SMCI | 2024 Form 10-K | 151

◦For Mr. Kao, a Compensation Adjustment Factor rating (on a scale from 1.0 to 3.0) was also given by the CEO for the fiscal year, with each 1.00 of rating counting as 1.00 towards determination of the final aggregate Multiple. See “- Key Fiscal Year 2024 Executive Compensation Decisions and Actions” above for additional discussion with respect to the Compensation Adjustment Factor.

The scores arising from these KPI results, and the Compensation Adjustment Factor are then added together to determine the final aggregate Multiple that is applied to the Base Incentive Unit to determine the value of the Performance Incentive Award.

A decrease in stock price, number of long-term investors, number of our Top 3,000 Customers, number of our Top 300 Customers, or worldwide revenue from the prior fiscal year (as may be applicable) results in a multiple of zero for that KPI for purposes of determining the aggregate Multiple. For these purposes, worldwide revenue is defined as our net sales for the fiscal year as reported in our consolidated financial statements. In addition, for Mr. Clegg, an increase in slow moving and excess and obsolete inventory from the prior fiscal year results in a multiple of zero for the Inventory KPI for purposes of determining the aggregate Multiple. Slow moving and excess and obsolete inventory apply written guidelines that have been established which, along with other considerations, primarily categorize products based upon various criteria (such as price sensitivity based upon age (e.g. CPUs, GPUs), volume/cost of product, and product lead time), and then for each such category define a time period after which they are considered slow moving.

Performance Cash earned is generally paid in the next payroll cycle following the Compensation Committee’s certification and approval of the calculation of the Performance Incentive Award after the end of the fiscal year, or as soon as reasonably practical thereafter.

Performance RSUs are to be granted to the respective participating officer on a grant date within 10 days of the Compensation Committee’s certification and approval of the results of the Performance Incentive Award (the “Grant Date”) subject to the recipient remaining employed with, or otherwise continuing to provide services to, the Company through such Grant Date. Due to the circumstances discussed in the Explanatory Note in this Annual Report, PRSUs earned by each officer for fiscal year 2024 under the Performance Incentive Award will not be granted to such respective participating officer until after the filing of this Annual Report in 2025. The number of PRSUs earned, once granted, will be determined by dividing the value of the portion of the Performance Incentive Award earned thereunder allocated to the PRSUs portion by the 60-trading day average closing stock price of the Company’s common stock as of (and including) the date immediately prior to the Grant Date (rounded to the nearest whole RSU, and subject to (for purposes of administration of shares available under the 2020 Plan) a maximum cap at a level unlikely to be earned.

Measurement of Fiscal Year 2024 Performance against the Performance Incentive Award. The following sets forth the determination of the Performance Incentive Award based upon fiscal year 2024 performance for Mr. Weigand:

Performance Measure	Achievement	Weighting Factor	Final Weighted Score
Stock Price Increase KPI	229% (or 2.29)(1)	2X	4.58
Long-Term Investor Increase KPI	19% (or 0.19)(2)	2X	0.38
Worldwide Revenue KPI	110% (or 1.10)(3)	1X	1.10
Compensation Adjustment Factor	4.00(4)	1X	4.00
Total Multiple			10.06
Base Incentive Unit			$54,701.71
Final Earned Performance Incentive Award Value			$550,299
Performance Cash Payout Value (20%)			$110,060
PRSUs Payout Value (80%)			$440,239
Number of PRSUs to be Granted(5)			To be determined

(1)Our closing stock price on June 30, 2023 and June 28, 2024 (the last trading-day of the fiscal year) was $24.93 and $81.94, respectively.
(2)Utilizing the definition of long-term investor specified above, it was determined the number of Long-Term Investors increased from 72 to 86 during fiscal year 2024.
SMCI | 2024 Form 10-K | 152

(3)In our consolidated financial statements, we recorded revenues of $7.12 billion and $14.99 billion for fiscal year 2023 and fiscal year 2024, respectively.
(4)Based upon the CEO’s evaluation.
(5)RSUs are currently expected to be granted in 2025 based on the average 60-trading day closing stock price as of the grant date.

The following sets forth the determination of the Performance Incentive Award based upon fiscal year 2024 performance for Mr. Clegg:

Performance Measure	Achievement	Weighting Factor	Final Weighted Score
Top 3,000 Customers KPI	125% (or 1.25)(1)	2X	2.50
Top 300 Customers KPI	106% (or 1.06)(2)	1X	1.06
Worldwide Revenue KPI	110% (or 1.10)(3)	4X	4.40
Inventory KPI	0% (or 0)(4)	4X	0.00
Stock Price Increase KPI	229% (or 2.29)(5)	1X	2.29
Compensation Adjustment Factor	2.00(6)	1X	2.00
Total Multiple			12.25
Base Incentive Unit			$45,307.81
Final Earned Performance Incentive Award Value			$555,021
Performance Cash Payout Value (50%)			$277,510
PRSUs Payout Value (50%)			$277,510
Number of PRSUs to be Granted(7)			To be determined

(1)Using the definition of new top 3,000 customer specified above, it was determined that 319 such customers were added during fiscal year 2024.
(2)Using the definition of new top 300 customer specified above, it was determined that 319 such customers were added during fiscal year 2024.
(3)In our consolidated financial statements, we recorded revenues of $7.12 billion and $14.99 billion for fiscal year 2023 and fiscal year 2024, respectively.
(4)The final weighted score for this performance measure was determined to be zero. In our consolidated financial statements, we recorded a $54 million increase in inventory reserve charges between fiscal year 2023 and fiscal year 2024.
(5)Our closing stock price on June 30, 2023 and June 28, 2024 (the last trading-day of the fiscal year) was $24.93 and $81.94, respectively.
(6)Based upon the CEO’s evaluation.
(7)RSUs are currently expected to be granted in 2025 based on the average 60-trading day closing stock price as of the grant date.

The following sets forth the determination of the Performance Incentive Award based upon fiscal year 2024 performance for Mr. Kao:

Performance Measure	Achievement	Weighting Factor	Final Weighted Score
Stock Price Increase KPI	229% (or 2.29)(1)	1X	2.29
Worldwide Revenue KPI	110% (or 1.10)(2)	1X	1.10
Compensation Adjustment Factor	2.00(3)	1X	2.00
Total Multiple			5.39
Base Incentive Unit			$32,931.89
Final Earned Performance Incentive Award Value			$177,503
Performance Cash Payout Value (50%)			$88,751
PRSUs Payout Value (50%)			$88,751
Number of PRSUs to be Granted(4)			To be determined
SMCI | 2024 Form 10-K | 153

(1)Our closing stock price on June 30, 2023 and June 28, 2024 (the last trading-day of the fiscal year) was $24.93 and $81.94, respectively.
(2)In our consolidated financial statements, we recorded revenues of $7.12 billion and $14.99 billion for fiscal year 2023 and fiscal year 2024, respectively.
(3)Based upon the CEO’s evaluation.
(4)RSUs are currently expected to be granted in 2025 based on the average 60-trading day closing stock price as of the grant date.

Other Equity-Based Incentive Compensation

While participants in the FY2024 Performance Program for Other NEOs are eligible to receive performance-based awards under the Performance Incentive Award portion of such program, such persons also continue to be eligible to receive other equity-based incentive compensation, along with other non-executive persons eligible for awards under the 2020 Plan. In continuing to award other equity-based incentive compensation to participants in the FY2024 Performance Program for Other NEOs, the Compensation Committee noted that the FY2024 Compensation Study indicated that the historical level of equity awards made had only moderate retention power, and that equity vehicles that included a mix of both time-based RSUs and PRSUs should be considered. As a result, the Compensation Committee elected to continue its practice of making regular periodic refresh grants of time-based equity incentives of RSUs as well as options to the NEOs participating in the FY2024 Performance Program for Other NEOs.

For such Other NEOs participating in the FY2024 Performance Program, the Compensation Committee views stock options and other equity-based awards as an important component of the total compensation. We believe that equity-based awards also align the interests of an NEO with those of our stockholders. They also provide NEOs a significant, long-term interest in our success and help retain key NEOs in a competitive market for executive talent. The 2020 Plan authorized the Compensation Committee to grant stock options and other equity-based awards to eligible NEOs. The number of shares owned by, or subject to equity-based awards held by, each NEO is periodically reviewed and additional awards are considered based upon a generalized assessment of past performance, expected future performance and the relative holdings of executive officers. In addition to equity-based awards made in connection with events such as promotions, the Compensation Committee has historically granted refresh equity awards to employees (including executive officers) on a two-year cycle. Periodically, and generally based on the recommendation of the CEO, the Compensation Committee has made off-cycle special recognition equity awards of options and/or RSUs to NEOs.

For fiscal year 2024, in addition to the 2023 CEO Performance Award discussed above under “- Discussion and Analysis of 2023 CEO Performance Award” and PRSUs granted to Other NEOs discussed above under “- Performance Incentive Award,” the Compensation Committee determined to provide the awards of service-based stock options and RSUs to NEOs as outlined in the table below.

Name	Type of Award	Quantity (at Target) of Award	Rationale for Providing the Award
David Weigand	Stock Options(1)	150,000	Recognition grant
	RSUs(2)	20,000	Recognition grant
	RSUs(3)	20,460	Performance grant
	RSUs(3)	4,330	Performance grant
	Stock Options(4)	62,550	Refresh grant
	RSUs(5)	23,770	Refresh grant
Don Clegg	RSUs(2)	10,000	Recognition grant
	RSUs(3)	3,200	Performance grant
	RSUs(3)	2,650	Performance grant
	Stock Options(4)	54,210	Refresh grant
	RSUs(5)	20,600	Refresh grant
George Kao	RSUs(2)	10,000	Recognition grant

(1)Such stock option grant, made on August 11, 2023, was part of a special recognition option award made to selected individual employees which included Mr. Weigand. This grant to Mr. Weigand was made, consistent with prior practice over recent years, in connection with other special recognition option rewards and vests at the rate of 1/8th of the shares subject to the stock option on the first quarter following the vesting commencement date on November 11, 2023, and thereafter at a rate of 1/8th of the shares subject to the stock option at the end of each successive calendar quarter. This stock option grant was intended to recognize and currently reward the Company’s general assessment of awardees’ (including Mr. Weigand’s) recent collective achievement for and contributions to the Company. The CEO made the recommendation on the size of grant for Mr. Weigand and other selected employees to the Committee based on his subjective assessment of their contributions to the Company. For context,
SMCI | 2024 Form 10-K | 154

Company-wide, an aggregate of 890,000 stock options were granted in connection with this special recognition stock option grant to approximately 10 employees, with stock option awards ranging in size up to a maximum of 200,000 shares. The average stock option award was for 89,000 stock options, and (based upon the recommendation of the CEO) an aggregate of 10 employees received option awards of 10,000 shares or more.
(2)Such grants of RSUs, made on August 11, 2023, were part of a special recognition grant made to a broad set of employees which included Messrs. Weigand, Clegg, and Kao. These grants, consistent with prior practices over recent years to these same NEOs in connection with other broad-based special recognition rewards, vested with regard to 50% of the award on August 15, 2023, and 50% of the award on February 15, 2024, and were intended to recognize and currently reward the Company’s general assessment of awardees’ recent collective achievement for and contributions to the Company. The CEO made the recommendation on size of grants for the Other NEOs to the Committee based on his subjective assessment of their contributions to the Company. For context, Company-wide, an aggregate of 1,866,810 RSUs were granted in connection with this special recognition grant to approximately 1,472 employees, with awards ranging in size up to a maximum of 40,000 units. The average award was for 1,270 RSUs, and (based upon the recommendation of the CEO) an aggregate of 29 employees received awards of 10,000 RSUs or more.
(3)Such RSUs were earned by Messrs. Weigand and Clegg as payouts pursuant to their Performance Incentive Awards under the FY2023 Performance Program for Other NEOs. See the Compensation Discussion & Analysis discussion in the prior year proxy statement for additional information. The RSUs were granted on August 24, 2023 and August 25, 2023, and vest at an annual rate of 25% per year commencing July 1, 2024, with the final installment vesting on July 1, 2027.
(4)Such stock options were part of Mr. Weigand’s and Mr. Clegg’s regular, periodic refresh grant cycle, and were granted on May 3, 2024, with a 10-year term and an exercise price equal to the closing market price of our common stock on the grant date ($78.27). Subject generally to their continued service, such stock options vest and become exercisable at the rate of 25% of the shares subject to the stock option on May 3, 2025, and then an additional 1/16th of the shares at the end of each successive calendar quarter thereafter. The particular size of the stock option grant to them was determined based upon the recommendation of Mr. Liang, which was reviewed and approved by the Compensation Committee.
(5)Such RSUs were part of Mr. Weigand’s and Mr. Clegg's regular periodic refresh grant cycle and were granted on May 3, 2024. These RSUs generally vest at the rate of 25% of the total number of units on May 10, 2025, and then an additional 1/16th of the units at the end of each successive calendar quarter thereafter. The particular size of the RSU grant to them was determined based upon the recommendation of Mr. Liang, which was reviewed and approved by the Compensation Committee.

Stock Ownership Guidelines

In January 2022, our Board adopted stock ownership guidelines that apply to the CEO and our non-executive directors (the “Guidelines”). Under the Guidelines, the CEO has a target holding of three times his then-current annual Base Salary; provided, however, that for so long as the CEO is Mr. Charles Liang, and his then-current annual Base Salary is less than his annual Base Salary as in effect immediately prior to the grant of his 2021 CEO Performance Award on March 2, 2021 (which annual Base Salary was $522,236 (the “Pre-grant CEO Salary”)), then for purposes of determination of the Chief Executive Officer’s target holding, his target shall be three times the Pre-grant CEO Salary. Under the Guidelines, non-employee directors have a target holding of three times the then-current annual Board member retainer (regardless of whether such director actually receives such retainer). For purposes of determining such target holding for non-employee directors, other director cash fees such as fees for Committee member/chair service or excess per meeting fees are not considered as part of the then-current annual Board member retainer.

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

As of June 30, 2024, each of the covered persons subject to the Guidelines met his or her stock ownership target.

SMCI | 2024 Form 10-K | 155

Stock Retention Policy

We have adopted a stock retention policy which requires that our CEO hold a significant portion of the shares of our common stock acquired under our equity incentive plans for at least 36 months. Generally, under the policy, the CEO must retain at least 50% of all “net” shares received (“net” shares means those shares remaining after the sale or withholding of shares in payment of the exercise price, if applicable, and withholding taxes) for at least 36 months following the date on which an equity award is vested, settled or exercised, as applicable. In addition, in connection with the 2023 CEO Performance Award granted to our CEO in fiscal year 2024, the Board required a restriction on the sale of any shares issued upon the exercise of the options associated with such award until November 14, 2026. See “Discussion and Analysis of 2023 CEO Performance Award.”

Policies and Practices Regarding the Grant of Equity Awards

Under our policies and practices, the approval of stock options and other equity-based awards (including any stock option grants to our NEOs and directors) is typically provided at a Compensation Committee meeting or via unanimous written consent on the part of the Compensation Committee. While the Compensation Committee does not have predetermined fixed dates upon which grants must be made, generally, the Compensation Committee has held regular quarterly meetings (which are typically held after the completion of a fiscal quarter and shortly (usually approximately one week) before the announcement by the Company of its results for the just completed fiscal quarter (each, a “Regular Quarterly Meeting”)), and at such meeting the Committee considers the approval of stock options and other equity-based awards, including relevant terms (such as the proposed grant date). In addition to Regular Quarterly Meetings, the Compensation Committee, generally, may consider from time to time, on an as-needed basis, grants of stock options and other equity-based awards in between Regular Quarterly Meetings at special meetings or via unanimous written consent (together, “Special Meetings”).

Awards of stock options and other equity-based awards are typically made by the Company in the following circumstances:

1.Biennial awards: Generally, eligible employees (including our NEOs) receive equity-based awards (which may include stock options) in connection with their commencement of service with the Company or a change in their status occurs for them to become eligible for equity-based awards. Such awards are generally submitted to the Compensation Committee for approval at the first Regular Quarterly Meeting after the commencement of service by such employee or the change in such employee’s status occurs. Thereafter, such employee would, depending upon factors such as performance, generally be eligible to receive a refresh equity-based award (which may include stock options) at the biennial Regular Quarterly Meeting following the date the first award was made to such eligible employee (all such awards, “Biennial Awards”);

2.Scheduled Awards: The Compensation Committee also considers various scheduled awards which generally occur on a regular recurring basis (together, “Scheduled Awards”). Examples of such Scheduled Awards include:

a.The grant of the equity component of director compensation in connection with annual director service (the “Annual Director Service Award”) or lead independent director service (the “Lead Independent Director Service Award”). Such awards may include the grant of stock options depending upon the election made by such director at a time when the Trading Window (as defined below) was open. See “Director Compensation” for additional discussion with respect to such equity awards for director service.

Annual Director Service Awards will (going forward) generally be considered by the Compensation Committee for approval at the first Regular Quarterly Meeting after the commencement of a new fiscal year.

Lead Independent Director Service Awards are generally submitted to the Compensation Committee for approval at the first Regular Quarterly Meeting following the appointment of a lead independent director for their one-year term of office.

b.The grant of equity awards earned under the performance program for a NEO (which, to date, has not included stock options) (“Performance Award Grants”). Such awards generally have terms that were pre-approved by the Compensation Committee at the time the performance program for the named executive officer was adopted by the Compensation Committee earlier in such fiscal year, including specified deadline dates prior to which such Performance Awards Grants are to be made and after which the results used to determine performance (some of which may depend upon financial results that are published in the Annual
SMCI | 2024 Form 10-K | 156

Report) are calculated. Generally, the grant date of Performance Award Grants has been at a time when the Trading Window is open.

3. Special Awards: From time to time, the Compensation Committee will consider, on an as-needed basis, grants of equity based-awards (which may include stock options). Circumstances for such awards may include, as an example, special recognition bonuses or for the hiring or retention of a high-value employee (who may or may not be an NEO). Such awards and the terms thereof (“Special Awards”) are generally submitted at Special Meetings but may also occur at Regular Quarterly Meetings.

The Company has an Insider Trading Policy which provides for a trading window (the “Trading Window”). Pursuant to the Insider Trading Policy, the Trading Window generally (i) opens following the closing of trading on the second full trading day following the public issuance of the Company’s earnings release for the most recent fiscal quarter and (ii) closes at the close of trading on the last day of the month preceding the last month of a fiscal quarter (i.e., the last day of August, November, February and May). Our Insider Trading Policy prohibits any of our directors, executive officers, employees or contractors from engaging in any transactions in publicly traded options, such as puts and calls, and other derivative securities, including any hedging or similar transaction, with respect to our common stock.

The Company has generally tied the grant date of options to NEOs for their Biennial Awards to the first full trading day after the next opening of the Trading Window following the Regular Quarterly Meeting approving such grant. Other key terms of such awards (such as exercise price) are tied to such grant date. For example, during fiscal year 2024, each of Mr. Weigand and Mr. Clegg received their Biennial Awards that included both stock options and RSUs as a part of their refresh grants. See “- Other Equity-Based Incentive Compensation.” Such awards were approved at the April 23, 2024 Regular Quarterly Meeting and the Company issued its earnings release for the third quarter of fiscal year 2024 on April 30, 2024. The first full trading day after the Trading Window opened was May 3, 2024, the grant date of both the options and RSUs for such Biennial Awards was May 3, 2024, and the exercise price of the stock options associated therewith was the closing stock price on May 3, 2024. However, for persons who are not NEOs, the grant date of stock options for their Biennial Awards is the date of the Regular Quarterly Meeting approving such grant, and other key terms of such awards (such as the exercise price of any stock options granted) are tied to such grant date. For example, for persons who are not NEOs and also had Biennial Awards approved at the Regular Quarterly Meeting held on April 23, 2024, the grant date of their stock options and RSUs was April 23, 2024, and the exercise price of the stock options associated therewith was the closing stock price on April 23, 2024.

Going forward, the Company generally expects to tie the grant date of stock options (if any) in connection with Annual Director Service Awards and Lead-Independent Director Service Awards to the first full trading day after the next opening of the Trading Window following the Regular Quarterly Meeting approving such grant. Other key terms of such awards (such as the exercise price of any stock options granted) will be tied to such grant date. For example, the Compensation Committee considered and approved grants for fiscal year 2025 director service at the Regular Quarterly Meeting held on July 30, 2024 and the Company issued its earnings release for the fourth quarter of fiscal year 2024 on August 6, 2024. Since the first full trading day after the Trading Window opened was August 9, 2024, the grant date of both the stock options and RSUs for Annual Director Service Awards was August 9, 2024, and the exercise price of the stock options associated therewith was the closing stock price on August 9, 2024. However, for fiscal year 2024, because the new director compensation program was approved by the Board on August 24, 2023, at a time when the Trading Window was open, the Annual Director Service Awards for fiscal year 2024 Board service were both approved by the Compensation Committee and had a grant date of August 24, 2023. Other key terms of such awards (such as exercise price) were tied to such grant date.

Generally, given the structure of Performance Award Grants, Performance Award Grants have been considered, approved, and granted by the Compensation Committee at a time when the Trading Window has been open.

The Company generally expects the grant date of options (if any) in connection with Special Awards to be tied to whether the Trading Window is open at the time of the Special Meeting at which such Special Award was considered and approved. In the event the Trading Window is not open at the time of the Special Meeting, the Company generally expects such Special Award to be granted on the first full trading day after the next opening of the Trading Window following the Special Meeting approving such grant. In the event the Trading Window is open at the time of the Special Meeting, the Company generally expects such Special Award to be granted on the date of the Special Meeting. In either case, other key terms of such awards (such as exercise price) are tied to such grant date. For example, during fiscal year 2024, Mr. Weigand received a recognition grant as a Special Award that included both stock options and RSUs. See “- Other Equity-Based Incentive Compensation.” Such awards were approved at the Regular Quarterly Meeting held on August 1, 2023, at a time when the Trading Window was closed and the Company issued its earnings release for the fourth quarter of fiscal year 2023 on August 8, 2023. The first full trading day after the Trading Window opened was August 11, 2023, so the grant date of both the stock options and RSUs for such Special Award was August 11, 2023, and the exercise price of the stock options associated therewith was the closing stock price on August 11, 2023.
SMCI | 2024 Form 10-K | 157

The equity grant approach discussed above is used by the Compensation Committee in order to best help ensure that grants are made only during an open window, and after the release of the Company’s material non-public information regarding its most recently completed fiscal quarter. This grant timing is used in order to provide for a routine and regular grant practice regarding the NEOs' and directors’ equity awards, but to clearly have such awards granted after the release of such recently completed fiscal quarter information. In this sense, the Compensation Committee is mindful of the existence of material non-public information about the prior fiscal quarter but is neutral with respect to the existence (or lack thereof) of other material non-public information, when making each of the types of awards discussed. Otherwise, the Compensation Committee does not factor any material non-public information into its design and approval of the terms of such equity awards discussed. Including for grants made during fiscal year 2024, we do not time the disclosure of material non-public information for purposes of affecting the value of executive compensation or director compensation.

During fiscal year 2024, except as provided in the chart below, we did not grant stock options (or similar awards) to any of our NEOs during the period beginning four business days before and ending one business day after the filing of any Company periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of any Company Form 8-K that disclosed any material non-public information:

Name	Grant date	Number of securities underlying the award	Exercise price of the award ($/Share)	Grant date fair value of the award
Percentage change in the closing market price of the securities underlying the award between the trading day ending immediately prior to the disclosure of material nonpublic information and the trading day beginning immediately following the disclosure of material nonpublic information

(a)	(b)	(c)	(d)	(e)	(f)
Charles Liang	N/A	N/A	N/A	N/A	N/A
David Weigand	May 3, 2024	62,550	$78.27	$48.42	4.7%
Don Clegg	May 3, 2024	54,210	$78.27	$48.42	4.7%
George Kao	N/A	N/A	N/A	N/A	N/A

Clawback Policy

Prior to calendar year 2023, we established a recoupment policy applicable to our NEOs (the “Recoupment Policy”). Under the Recoupment Policy, if we are required to prepare an accounting restatement due to material noncompliance with the financial reporting requirements under United States securities laws, the Compensation Committee shall be entitled to have the Company recover from any current or former executive officer any excess incentive-based compensation received by such person during the three-year period prior to the date on which we are required to prepare the restatement. This Recoupment Policy applied to both equity-based and cash-based incentive compensation awards. The “excess incentive-based compensation” is the difference between the actual amount that was paid, and the amount that would have been paid under the restated financial results.

SMCI | 2024 Form 10-K | 158

During fiscal year 2024, in light of new rules promulgated by Nasdaq National Market and SEC requirements, we adopted a new compensation clawback policy effective October 25, 2023 (the “New Clawback Policy”) which complies with the required standards. The New Clawback Policy provides for the prompt recovery or clawback of certain excess incentive-based compensation received during an applicable three-year recovery period by current or former executive officers in the event we are required to prepare an accounting restatement due to the material noncompliance with any financial reporting requirement under the securities laws. This includes restatements to correct an error in previously issued financial statements that is material to such previously issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. Excess incentive-based compensation for these purposes generally means the amount of incentive-based compensation received (on or after October 2, 2023) by such executive officer that exceeds the amount of incentive-based compensation that would have been received by such executive officer had it been determined based on the restated amounts, without regard to any taxes paid. Incentive-based compensation potentially subject to recovery under the New Clawback Policy is in general limited to any compensation granted, earned or vested based wholly or in part on the attainment of one or more financial reporting measures. In general, we may utilize a broad range of recoupment methods under the New Clawback Policy. The New Clawback Policy does not condition clawback on the fault of the executive officer, but we are not required to clawback amounts only in limited circumstances where the Compensation Committee has made a determination that recovery would be impracticable and (1) we have already attempted to recover such amounts but the direct expenses paid to a third party in an effort to enforce the New Clawback Policy would exceed the amount to be recovered, (2) the recovery of amounts would violate applicable home country law, or (3) the recovery would cause the non-compliance of a tax-qualified retirement plan under the Internal Revenue Code and applicable regulations. Amounts received prior to the adoption of the New Clawback Policy continue to be governed by the Recoupment Policy. We may not indemnify any such executive officer against the loss of such recovered compensation.

Other Benefits

Health and Welfare Benefits. Our NEOs receive the same health and welfare benefits as are offered to our other employees, including medical, dental, vision, life, accidental death and dismemberment and disability insurance coverage, flexible spending account participation and holiday pay. The same contribution amounts, percentages and plan design provisions are applicable to all employees. We offer these health and welfare benefits generally to help provide a competitive compensation package to employees to assist with the attraction, hiring and retention of employees.

Retirement Program. Our NEOs may participate in the same tax-qualified, employee-funded 401(k) plan that is offered to all our other employees. We do not maintain a supplemental executive retirement plan, nor do we offer any defined benefit retirement plans or other defined contribution plans to our NEOs. We offer these retirement program benefits generally to help provide a competitive compensation package to employees to assist with the attraction, hiring and retention of employees.

Perquisites. We do not provide perquisites or personal benefits to any of our NEOs.

Employment Arrangements, Severance and Change of Control Benefits. We have not entered into employment agreements with any of our NEOs. Each of Messrs. Clegg, Kao and Weigand currently has a signed offer letter which provides for at-will employment. Each such offer letter provides for an initial Base Salary rate, an initial stock option grant and rights to participate in our employee benefit plans as described above. We do not have any written employment arrangements with Mr. Liang. Other than as described in the following sentence, we do not have any arrangements with any of our NEOs that provide for any severance or other benefits in the event of termination or change of control of our Company. See also - “Fiscal Year 2023 Potential Payments Upon Termination or Change of Control.” The 2023 CEO Performance Award has certain provisions related to the treatment of such award in the event of a change of control of our Company. See “Discussion and Analysis of 2023 CEO Performance Award.”

Tax and Accounting Considerations. In our review and establishment of named executive officer compensation programs and payments, we generally consider, but do not place substantial emphasis on, the anticipated accounting and tax treatment of our compensation programs to us and our NEOs. Among other factors that receive greater consideration are the net costs to us and our ability to effectively administer executive compensation in the short and long-term interests of stockholders.

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
SMCI | 2024 Form 10-K | 159

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

Sherman Tuan, Chair
Daniel Fairfax
Tally Liu
SMCI | 2024 Form 10-K | 160

Fiscal Year 2024 Summary Compensation Table

The following table sets forth information concerning the reportable compensation for our NEOs for the fiscal years ended 2024, 2023 and 2022, as applicable.

FISCAL YEAR 2024 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)	All Other Compensation ($)(6)	Total ($)
Charles Liang	2024	1	—	—	28,094,976	—	250	28,095,227
President, Chief Executive Officer and Chairman of the Board	2023	1	—	—	—	—	—	1
	2022	1	—	—	—	—	—	1

David Weigand	2024	540,505	191,245	3,456,617	5,254,101	110,060	250	9,552,778
Senior Vice President, Chief Financial Officer and Chief Compliance Officer	2023	522,151	148,568	1,021,243	—	167,127	—	1,859,089
	2022	442,601	285,050	353,404	1,074,005	48,973	—	2,204,033

Don Clegg	2024	448,722	112,817	2,295,602	2,624,889	277,510	250	5,759,790
Senior Vice President, Worldwide Sales	2023	449,469	88,888	331,660	—	157,923	—	1,027,940
	2022	398,470	221,620	183,653	98,700	166,250	—	1,068,693

George Kao	2024	407,691	68,823	343,181	—	88,751	250	908,696
Senior Vice President, Operations	2023	394,813	14,362	322,566	269,815	—	—	1,001,556
	2022	364,409	45,980	—	—	—	—	410,389

(1)Amounts disclosed under "Salary" for fiscal year 2024 include leave pay earned by the named executive officers.
(2)Amounts disclosed under “Bonus” for fiscal year 2024 reflect, as applicable, fixed amount bonuses, special bonuses, profit sharing amounts, holiday bonuses and/or our sales bonus program, all as further described above in the CD&A.
(3)Amounts disclosed for fiscal year 2024 represent the grant date fair values of RSU awards granted during fiscal year 2024 calculated in accordance with ASC Topic 718 and are based on the closing market price of our common stock on the date of grant. Amounts also include the fair values of the PRSU portion of Messrs. Weigand, Clegg, and Kao’s Performance Incentive Award provided for fiscal year 2024, based on probable outcome, as of January 2024. The PRSU portion of each award was capped at a level unlikely to be earned. The actual number of PRSUs earned by Messrs. Weigand, Clegg and Kao for their Performance Incentive Awards are expected to be granted in 2025, as disclosed in CD&A above.
(4)The amount disclosed for fiscal year 2024 represents the grant date fair values of the stock option award calculated in accordance with ASC Topic 718, using the Black Scholes option pricing model for Messrs. Weigand and Clegg, and Monte Carlo simulation for the 2023 CEO Performance Award . Assumptions used in the calculation of this amount are included in Part II, Item 8, "Financial Statements and Supplementary Data", and , Note 10 “Stock-based Compensation and Stockholders’ Equity” in the Notes to the Consolidated Financial Statements for fiscal year 2024 included in this Annual Report.
(5)Amounts disclosed for fiscal year 2024 represent payouts of the cash portion of Messrs. Weigand, Clegg, and Kao’s Performance Incentive Awards for fiscal 2024, as further described above in CD&A.
(6)Amounts for fiscal year 2024 represent a gift card provided to each of Messrs. Liang, Weigand, Clegg, and Kao.
SMCI | 2024 Form 10-K | 161

Fiscal Year 2024 Grants of Plan-Based Awards

The following table provides information concerning all plan-based awards granted during fiscal year 2024 to each of our NEOs, which grants were made under the 2020 Plan.

FISCAL YEAR 2024 GRANTS OF PLAN-BASED AWARDS TABLE

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Possible Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(1)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Charles Liang(2)	11/14/2023	—	—	—	1,000,000	5,000,000	5,000,000	—	—	45	28,094,976
David Weigand	8/11/2023	—	—	—	—	—	—	—	150,000	25.44	2,225,384
	8/11/2023	—	—	—	—	—	—	20,000	—	—	508,860
	1/23/2024	10,940	(3)	—	—	—	—	—	—	—	—
	1/23/2024	—	—	—	(3)	(3)	(3)	—	—	—	440,239
	5/3/2024	—	—	—	—	—	—	—	62,550	78.27	3,028,718
	5/3/2024	—	—	—	—	—	—	23,770	—	—	1,860,478
Don Clegg	8/11/2023	—	—	—	—	—	—	10,000	—	—	254,430
	1/23/2024	22,654	(3)	—	—	—	—	—	—	—	—
	1/23/2024	—	—	—	(3)	(3)	(3)	—	—	—	277,510
	5/3/2024	—	—	—	—	—	—	—	54,210	78.27	2,624,889
	5/3/2024	—	—	—	—	—	—	20,600	—	—	1,612,362
George Kao	8/11/2023	—	—	—	—	—	—	10,000	—	—	254,430
	1/23/2024	16,466	(3)	—	—	—	—	—	—	—	—
	1/23/2024	—	—	—	(3)	(3)	(3)	—	—	—	88,751

(1)Amounts disclosed in this column represent the fair value of the RSU and stock option awards as of the date of grant or award opportunity computed in accordance with ASC Topic 718, excluding the effect of estimated forfeitures.
(2)These stock options are performance-based and shall vest and become exercisable depending upon the degree of satisfaction of both the Stock Price Goals and Revenue Goals discussed above in CD&A. The Stock Price Goals must be achieved on or prior to March 31, 2029 and the Revenue Goals must be achieved on or prior to December 31, 2028. The options may vest in tranches of 1,000,000 shares each only when coordinating Stock Price Goals and Revenue Goals, respectively (of $45.00 sixty-trading-day-average stock price and $13.0 billion in four-consecutive-fiscal-quarter revenue, $60.00 sixty-trading-day-average stock price and $15.0 billion four-consecutive-fiscal-quarter revenue, $75.00 sixty-trading-day-average stock price and $17.0 billion four-consecutive-fiscal-quarter revenue, $90.00 sixty-trading-day-average stock price and $19.0 billion four-consecutive-fiscal-quarter revenue, and $110.00 sixty-trading-day-average stock price and $21.0 billion four-consecutive-fiscal-quarter revenue goals), are achieved. The smallest amount of these stock options (threshold) that can be earned based on performance is vested stock options for 1,000,000 shares for achieving a Stock Price Goal of $45.00 sixty-trading-day-average stock price and a Revenue Goal of $13.0 billion in four-consecutive-fiscal-quarter revenue. However, even if those goals are achieved, if the Company’s stock price remained at $45.00 per share, based on the $45.00 exercise price for these stock options, there would be no appreciation value in those stock options for Mr. Liang. For more information about the operation of this award, see “- Discussion and Analysis of 2023 CEO Performance Award ” above.
(3)As further described in CD&A, each of Messrs. Weigand, Clegg and Kao received a Performance Incentive Award for fiscal year 2024 payable for Mr. Weigand 20% in cash and 80% in PRSUs, and payable for Mr. Clegg and Mr. Kao 50% in cash and 50% in PRSUs, which PRSUs will vest over four years from July 1, 2024. Based on the design of the Performance Incentive Award, there was essentially no target or maximum cash amount to be earned, and essentially no target number of PRSUs to be earned, but the threshold amount of the award was equal to $54,702 for Mr. Weigand, $45,308 for Mr. Clegg, and $32,932 for Mr. Kao, and the award was capped at a payout of no more than 2,500,000 RSUs. The cash portions earned by Messrs. Weigand, Clegg and Kao are reported in the “Non-Equity Incentive Plan Compensation” column of the Fiscal Year 2024 Summary Compensation Table, and the fair values of the RSU portions disclosed in this table, based on probable outcome, as of January 2024 are included in the “Stock Awards” column of the Fiscal Year 2024 Summary Compensation Table. The actual PRSUs earned by Messrs. Weigand, Clegg and Kao for their Performance Incentive Awards are expected to be granted in 2025, as disclosed in CD&A above.

Grants made in fiscal year 2024 are described more fully in the “Compensation Discussion and Analysis” section of this Annual Report. More information concerning the terms of the employment arrangements, if applicable, in effect with our named executive officers during fiscal year 2024 is provided under the "Employment Arrangements, Severance and Change of Control Benefits" under the “Compensation Discussion and Analysis”.

SMCI | 2024 Form 10-K | 162

Outstanding Equity Awards at 2024 Fiscal Year-End

The following table provides information concerning the outstanding equity-based awards as of June 30, 2024, held by our NEOs.

OUTSTANDING EQUITY AWARDS AT 2024 FISCAL YEAR-END TABLE

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(14)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(14)
Charles Liang	1,667,500	—		—		3.51	1/19/2025	—		—	—	—
	1,300,000	—		—		2.70	8/2/2027	—		—	—	—
	10,000,000	—		—		4.50	3/2/2031	—		—	—	—
	—	—		5,000,000	(2)	45.00	11/14/2033	—		—	—	—
David Weigand	10,000	—		—		3.03	8/4/2030	—		—	—	—
	75,000	—		—		5.30	5/5/2032	—		—	—	—
	11,880	47,500	(3)	—		5.30	5/5/2032	—		—	—	—
	37,500	93,750	(4)	—		25.44	8/11/2033	—		—	—	—
	—	62,550	(5)	—		78.27	5/3/2034	—		—	—	—
	—	—		—		—	—	21,400	(6)	1,753,409	—	—
	—	—		—		—	—	28,140	(7)	2,305,651	—	—
	—	—		—		—	—	20,460	(8)	1,676,390	—	—
	—	—		—		—	—	4,330	(8)	354,779	—	—
	—	—		—		—	—	23,770	(9)	1,947,595	—	—
Don Clegg	15,000	—		—		3.03	8/4/2030	—		—	—	—
	18,140	18,160	(3)	—		5.30	5/5/2032	—		—	—	—
	—	54,210	(5)	—		78.27	5/3/2034	—		—	—	—
	—	—		—		—	—	8,160	(6)	668,590	—	—
	—	—		—		—	—	23,880	(7)	1,956,608	—	—
	—	—		—		—	—	3,200	(8)	262,192	—	—
	—	—		—		—	—	2,650	(8)	217,128	—	—
	—	—		—		—	—	20,600	(9)	1,687,861	—	—
George Kao	148,400	—		—		2.70	8/2/2027	—		—	—	—
	15,600	—		—		2.04	3/27/2030	—		—	—	—
	5,330	6,770	(10)	—		2.37	10/27/2030	—		—	—	—
	24,370	40,630	(11)	—		7.66	11/4/2032	—		—	—	—
	—	—		—		—	—	3,040	(12)	249,082
	—	—		—		—	—	18,320	(13)	1,501,049	—	—

(1)Represents the closing stock price per share of our common stock as of June 28, 2024 ($81.94) multiplied by the number of shares underlying RSUs that had not vested as of June 30, 2024.
(2)These stock options are performance-based and shall vest and become exercisable depending upon the degree of satisfaction of both the Stock Price Goals and Revenue Goals discussed above in CD&A. The Stock Price Goals must be achieved on or prior to March 31, 2029 and the Revenue Goals must be achieved on or prior to December 31, 2028. The options may vest in tranches of 1,000,000 shares each only when coordinating Stock Price
SMCI | 2024 Form 10-K | 163

Goals and Revenue Goals, respectively, of $45.00 sixty-trading-day-average stock price and $13.0 billion in four-consecutive-fiscal-quarter revenue, $60.00 sixty-trading-day-average stock price and $15.0 billion four-consecutive-fiscal-quarter revenue, $75.00 sixty-trading-day-average stock price and $17.0 billion four-consecutive-fiscal-quarter revenue, $90.00 sixty-trading-day-average stock price and $19.0 billion four-consecutive-fiscal-quarter revenue, and $110.00 sixty-trading-day-average stock price and $21.0 billion four-consecutive-fiscal-quarter revenue, are achieved. The smallest amount of these stock options (threshold) that can be earned based on performance is vested stock options for 1,000,000 shares for achieving a Stock Price Goal of $45.00 sixty-trading-day-average stock price and a Revenue Goal of $13.0 billion in four-consecutive-fiscal-quarter revenue. However, even if those goals are achieved, if the Company’s stock price remained at $45.00 per share, based on the $45.00 exercise price for these stock options, there would be no appreciation value in those stock options for Mr. Liang. For more information about the operation of this award, see “2023 CEO Performance Award ” above.
(3)These incentive and nonqualified stock options vest at the rate of 25% on May 5, 2023 and 1/16th per quarter thereafter, such that the granted options will be fully vested on May 5, 2026.
(4)Option shall vest and become exercisable at the rate of 1/8th of the shares on the first quarter of the vesting commencement date on November 11, 2023, and 1/8th at the end of each successive calendar quarter thereafter.
(5)These incentive and nonqualified stock option vest the rate of 25% on May 3, 2025 and 1/16th per quarter thereafter, such that the granted options will be fully vested on May 3, 2028.
(6)The RSUs vest at the rate of 25% on May 10, 2023 and 1/16th per quarter thereafter, such that the RSUs will be fully vested on May 10, 2026.
(7)The RSUs vest in four equal annual increments on July 1 of each year, beginning on July 1, 2023, such that the RSUs will be fully vested on July 1, 2026.
(8)The RSUs vest in four equal annual increments on July 1 of each year, beginning on July 1, 2024, such that the RSUs will be fully vested on July 1, 2027.
(9)The RSUs vest at the rate of 25% on May 10, 2025 and 1/16th per quarter thereafter, such that the RSUs will be fully vested on May 10, 2028.
(10)These stock options vest at the rate of 25% on October 27, 2021 and 1/16th per quarter thereafter, such that the granted options will be fully vested on October 27, 2024.
(11)These incentive and nonqualified stock options vest at the rate of 25% on November 4, 2023 and 1/16th per quarter thereafter, such that the granted options will be fully vested on November 4, 2026.
(12)These RSUs vest at the rate of 25% on November 10, 2021 and 1/16th per quarter thereafter, such that the RSUs will be fully vested on November 10, 2024.
(13)These RSUs vest at the rate of 25% on November 10, 2023 and 1/16th per quarter thereafter, such that the RSUs will be fully vested on November 10, 2026.
(14)As further described in CD&A, as of the end of fiscal year 2024, each of Messrs. Weigand, Clegg and Kao participated in a Performance Incentive Award for fiscal year 2024 payable for Mr. Weigand 20% in cash and 80% in PRSUs, and payable for Messrs. Clegg and Kao 50% in cash and 50% in PRSUs, which PRSUs will vest over four years from July 1, 2024. Based on the design of the Performance Incentive Award, there was essentially no target number of PRSUs to be earned, but the award was capped at a payout of no more than 2,500,000 RSUs. The actual PRSUs earned by Messrs. Weigand, Clegg and Kao for their Performance Incentive Awards are expected to be granted in 2025, as disclosed in CD&A above, and will appear in this table in subsequent years.

Fiscal Year 2024 Option Exercises and Stock Vested

The following table sets forth the dollar amounts realized by each of our named executive officers pursuant to the exercise or vesting of equity-based awards during fiscal year 2024.

FISCAL YEAR 2024 OPTION EXERCISES AND STOCK VESTED TABLE

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Charles Liang	—	—	—	—
David Weigand	549,370	11,939,171	93,010	4,814,164
Don Clegg	280,000	23,822,962	30,480	1,484,682
George Kao	153,000	5,483,830	27,060	1,426,897

(1)The value disclosed in this column is based on the difference between the price of our common stock at the time of exercise and the exercise price.
(2)The values disclosed in this column are based on the closing price of our common stock on the date of vesting, multiplied by the gross number of shares vested.

Fiscal Year 2024 Pension Benefits and Nonqualified Deferred Compensation

We do not provide any nonqualified deferred compensation arrangements or pension plans. As such, the Pension Benefits disclosure and Nonqualified Deferred Compensation disclosure for fiscal year 2024 are omitted from this Annual Report.

SMCI | 2024 Form 10-K | 164

Fiscal Year 2024 Potential Payments Upon Termination or Change of Control

Other than as set forth below or described elsewhere in this Item 11, “Executive Compensation,” we do not currently, and did not during fiscal year 2024 have, any arrangements with any of our NEOs that provide for any additional or enhanced severance or other compensation or benefits in the event of termination or change of control of our Company.

Other than with respect to each of the 2021 CEO Performance Award and 2023 CEO Performance Award, the Company’s stock option agreements generally provide for three months of exercise of vested options after termination of service, one year of exercise after disability, and one year of exercise after death. Each of the 2021 CEO Performance Award and 2023 CEO Performance Award has certain provisions related to the treatment of such award in the event of a change of control of our Company. See “Discussion and Analysis of 2021 CEO Performance Award” and “Discussion and Analysis of 2023 CEO Performance Award,” respectively. The 2021 CEO Performance Award has fully vested. With respect to the 2023 CEO Performance Award, the first three tranches consisting of options for 3,000,000 shares under the 2023 CEO Performance Award would have been earned thereunder for a change in control occurring on June 28, 2024 (based on the closing stock price of $81.94 on such date which was the last trading day of fiscal year 2024). The exercise price under the 2023 CEO Performance Award is $45.00. As a result, the intrinsic value of these options for 3,000,000 shares would have been $110.8 million on June 28, 2024.

Fiscal Year 2024 CEO Pay Ratio

For fiscal year 2024, the ratio of the annual total compensation of Mr. Liang, our CEO (“2024 CEO Compensation”), to the median of the annual total compensation of all of our employees and those of our consolidated subsidiaries other than Mr. Liang (“2024 Median Annual Compensation”), was 197 to 1. For purposes of this pay ratio disclosure, 2024 CEO Compensation was determined to be $28,103,937, which represents the total compensation reported for Mr. Liang under the “Fiscal Year 2024 Summary Compensation Table,” plus the Company’s contribution to group health and welfare benefits provided to Mr. Liang. 2024 Median Annual Compensation for the identified median employee was determined to be $142,498, which includes the Company’s contribution to group health and welfare benefits provided to the median employee. Please see the CD&A above for more information about Mr. Liang’s compensation arrangements in place for fiscal year 2024, which included participation in the 2023 CEO Performance Award.

Due to our permitted use of reasonable estimates and assumptions in preparing this pay ratio disclosure, the disclosure may involve a degree of imprecision, and thus this pay ratio disclosure is a reasonable estimate.

To identify the median employee, we examined our total employee population as of June 30, 2024 (the “Determination Date”). We had included all 2,885 U.S. full-time, part-time, seasonal and temporary employees of the Company and our consolidated subsidiaries. We had also included all 2,609 full-time, part-time, seasonal and temporary employees of the Company and our consolidated subsidiaries in the Netherlands and Taiwan. We excluded independent contractors and “leased” workers. We also excluded all our employees in European countries, which together represented approximately 1.5% of our total employees worldwide (5,684 individuals), which countries consisted of Belgium (1 individual), France (10 individuals), Germany (23 individuals), Italy (11 individuals), Spain (9 individual), and United Kingdom (30 individuals). We also excluded all our employees in China (48 individuals), Japan (40 individuals), Malaysia (2 individuals), and South Korea (16 individuals), which together represented an additional approximately 1.9% of our total employees worldwide (for a total of 3.4% excluded employees). Our analysis identified 5,494 individuals who were not excluded.

To determine the median of the annual total compensation of all of such employees, other than Mr. Liang, we had generally reviewed compensation for the period beginning on July 1, 2023 and ending on the Determination Date. We had totaled, for each included employee other than Mr. Liang, base earnings (salary, hourly wages and overtime, as applicable) and cash bonuses paid during the measurement period, plus the Company’s contribution to group health and welfare benefits. We did not use any statistical sampling or cost-of-living adjustments for those purposes. A portion of our employee workforce (full-time and part-time) had worked for less than the full fiscal year (due to mid-measurement period start dates, disability status or similar factors, etc.). In determining the median employee, we had generally annualized the total compensation for such individuals other than temporary or seasonal employees (but avoided creating full-time equivalencies) based on reasonable assumptions and estimates relating to our employee compensation program.

SMCI | 2024 Form 10-K | 165

Compensation Program Risk Assessment

We have previously assessed our compensation programs and have concluded that risks arising from our compensation policies and practices are not reasonably likely to have a material adverse effect on us. We concluded that our compensation policies and practices do not encourage excessive or inappropriate risk-taking. We believe our programs are appropriately designed to encourage our employees to make decisions that result in positive short-term and long-term results for our business and our stockholders.

DIRECTOR COMPENSATION

2024 Director Compensation

Under our director compensation policy, we reimburse non-employee directors for reasonable expenses in connection with attendance at Board and committee meetings. Each of Charles Liang, Sara Liu and Yih-Shyan (Wally) Liaw, who are employees and also serve as directors, do not receive any additional compensation from us specifically for their service as directors.

In August 2023, the Board adopted an updated director compensation policy which applied for fiscal year 2024. Under such policy, for their service during a fiscal year, non-employee directors receive an annual retainer of $60,000, payable quarterly in cash. In addition, the chairperson of the Audit Committee receives an additional annual retainer of $30,000 and the chairperson of each of the Compensation Committee and the Nominating and Corporate Governance Committee receives an additional annual retainer of $20,000 and $15,000, respectively, in each case payable quarterly in cash. Each director serving in a non-chairperson capacity on the Audit Committee receives an additional annual retainer of $15,000, each director serving in a non-chairperson capacity on the Compensation Committee receives an additional annual retainer of $10,000 and each director serving in a non-chairperson capacity on the Nominating and Corporate Governance Committee receives an additional annual retainer of $7,500, in each case payable quarterly in cash. Finally, non-employee directors were entitled to $2,000 per meeting for each meeting attended in excess of (1) the regular meetings of the Board and (2) up to 10 additional meetings beyond such regular meetings, provided that notice of the meeting was properly given, a quorum was present, and the meeting was recorded (“Excess Meetings”). During fiscal year 2024, each of Messrs. Fairfax and Liu attended 20 Excess Meetings, Mr. Tuan attended nine Excess meetings, Ms. Lin attended four Excess Meetings, and Mr. Blair attended three Excess Meetings during fiscal year 2024.

In addition, for their service during a fiscal year, non-employee directors also receive an annual equity grant with a value equal to $255,000 (the “Award Value”), with the ultimate number of equity awards granted based on the sixty-trading day average stock price immediately prior to the date of grant (the “Grant Date Stock Price”). Prior to the grant date of such award, non-employee directors during an open trading window period may elect (the “Election”) to receive such equity awards in the form of RSUs (the “RSU Election Percentage”) or stock options (the “Option Election Percentage”). Directors may choose to receive the award value as 100% RSUs, 50% RSUs and 50% options, or 100% options.

–In the event of an RSU election, the number of RSUs to be granted is determined by multiplying the Award Value by the RSU Election Percentage, then dividing that amount by the Grant Date Stock Price (with such quotient rounded down), and such RSUs have a vesting date of the last day of the fiscal year for which service was provided; provided, however, that in the event service by such director shall end prior to such date, a pro rata number of such RSUs vest based upon the length of service from the first day on which service commenced in such fiscal year until the last day of service by such director in such fiscal year.

–In the event of an option election, the number of stock options to be granted is determined by multiplying the Award Value by the Option Election Percentage, then dividing that amount by the Black-Scholes value of the award calculated based on the closing stock price on the day of grant (with such quotient rounded down). The exercise price of such stock options is the closing stock price on the day of grant, the stock options shall have a vesting date of the last day of the fiscal year for which service was provided, and the term of the stock options awarded is five years from the date of grant; provided, however, that in the event service by such director ends prior to such date, (i) a pro rata number of such stock options vest based upon the length of service from the first day on which service commenced in such fiscal year until the last day of service by such director in such fiscal year and (ii) vested stock options remain exercisable at any time prior to the expiration of one year after the date of termination of service (but in any event no later than the expiration date of such stock options).

SMCI | 2024 Form 10-K | 166

Non-employee directors who have not made any Election are deemed to have elected an RSU Election Percentage of 100%. In addition, newly appointed non-employee directors receive their initial equity award in the form of RSUs based upon an RSU Election Percentage of 100%. Once a non-employee director has made an Election, such Election is deemed to apply to all future equity grants unless such director has notified us during an open trading window period of a different Election.

In addition, following the appointment of a lead independent director in December 2023, the Board also adopted a compensation policy for lead independent director service. Under such policy, for their service as lead independent director, such director receives an annual retainer of $55,000 (the “Annual Retainer”) for their one-year term of office. Such director may elect to receive such amount (i) in the form of cash, payable in quarterly installments and prorated for any partial period (a “Cash Election”), (ii) 100% RSUs, (iii) 50% RSUs and 50% options, or (iv) 100% options (each of (ii), (iii) and (iv), an “Equity Election”).

In the event the lead independent director makes an Equity Election (instead of a Cash Election), the ultimate number of equity awards granted for the Annual Retainer will be based on the sixty-trading day average stock price immediately prior to the date of grant (the “LID Grant Date” and the “LID Grant Date Stock Price,” as the case may be).

The LID Grant Date is the date our trading window next opens following the date the lead independent director informs us that he/she desires to make an Equity Election, or as soon as reasonably practical after such date, provided the trading window is open.

–In the event of an RSU election, the number of RSUs to be granted is determined by multiplying the Annual Retainer by the RSU election percentage, then dividing that amount by the LID Grant Date Stock Price (with such quotient rounded down), and such RSUs have a vesting date of the last day of the one-year term of such lead independent director; provided, however, that in the event service by such lead independent director shall end prior to such date, a pro rata number of such RSUs vest based upon the length of service from the first day on which service as lead independent director commenced until the last day of service by such director as lead independent director.

–In the event of an option election, the number of stock options to be granted is determined by multiplying the Annual Retainer by the option election percentage, then dividing that amount by the Black-Scholes value of the award calculated based on the closing stock price on the day of grant (with such quotient rounded down). The exercise price of such stock options is the closing stock price on the LID Grant Date, the stock options have a vesting date of the last day of the one-year term of such lead independent director, and the term of the stock options awarded is five years from the date of grant; provided, however, that in the event service by such lead independent director ends prior to such date, (i) a pro rata number of such stock options vest based upon the length of service from the first day on which service as lead independent director commenced until the last day of service by such director as lead independent director and (ii) vested stock options remain exercisable at any time prior to the expiration of one year after the date of termination of service by such director with us (but in any event no later than the expiration date of such stock options).

The following table shows for fiscal year 2024 certain information with respect to the compensation of all our non-employee directors who served in such capacities during fiscal year 2024:

SMCI | 2024 Form 10-K | 167

FISCAL YEAR 2024 DIRECTOR COMPENSATION(1)

Name	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	All Other Compensation ($)	Total ($)
Daniel Fairfax	125,000	248,325	—	—	373,325
Judy Lin	77,993	124,163	127,197	—	329,353
Robert Blair	68,184	—	254,505	—	322,689
Sherman Tuan	105,500	248,325	—	—	353,825
Shiu Leung (Fred) Chan(5)	70,705	—	254,505	—	325,210
Tally Liu	140,000	174,344	154,470	—	468,814

(1)Susan Mogensen (Susie Giordano) was appointed to the Board in August 2024, and did not receive non-employee director compensation during fiscal year 2024 which ended June 30, 2024.
(2)This column consists of annual director fees, lead independent director fees, non-employee committee chairman fees, and other committee member fees, in each case earned for fiscal year 2024.
(3)The dollar amounts in this column represent the aggregate grant date fair values of the RSU awards granted during fiscal year 2024 calculated in accordance with ASC Topic 718. Assumptions used in the calculation of the grant date fair value amounts are included in Part II, Item 8, "Financial Statements and Supplementary Data", and Note 11, “Stock-based Compensation and Stockholders’ Equity” in the Notes to the Consolidated Financial Statements for fiscal year 2024 included in the Annual Report. The grant of RSUs made in connection with director service to each of Mr. Fairfax, Ms. Lin, Mr. Liu, and Mr. Tuan had a grant date fair value of $26.25 per share. The grants of RSUs and options to Mr. Liu made in connection with lead independent director service had a grant date fair value of $58.35 per share and $26.74 per share, respectively.
(4)The dollar amounts in this column represent the aggregate grant date fair values of the Option awards granted during fiscal year 2024 calculated in accordance with ASC Topic 718. Assumptions used in the calculation of the grant date fair value amounts are included in Part II, Item 8, "Financial Statements and Supplementary Data", and Note 11, “Stock-based Compensation and Stockholders’ Equity” in the Notes to the Consolidated Financial Statements for fiscal year 2024 included in the Annual Report. The grant of options made in connection with director service to each of Mr. Blair, Mr. Chan, Ms. Lin, and Mr. Liu had a grant date fair value of $11.16 per share. The grant of options to Mr. Liu made in connection with lead independent director service had a grant date fair value of $26.74 per share.
(5)Mr. Chan resigned as a director on March 11, 2024.

The table below sets forth the aggregate number of shares underlying stock and option awards held by our non-employee directors as of June 30, 2024.

Name(1)	Stock Awards(2)	Option Awards
Daniel Fairfax	—	—
Judy Lin	—	11,400
Robert Blair	—	22,810
Sherman Tuan	—	25,000
Shiu Leung (Fred) Chan(3)	—	15,890
Tally Liu	860	12,420

(1)Susan Mogensen (Susie Giordano) was appointed to the Board in August 2024, and did not receive stock or option awards during fiscal year 2024 which ended June 30, 2024.
(2)For fiscal year 2024, we made grants for non-employee director service under the Super Micro Computer, Inc. 2020 Equity and Incentive Compensation Plan on August 24, 2023, to such persons serving on such date, which grants had a vesting commencement date of June 30, 2023. All such awards granted to the non-employee directors vested on June 30, 2024. As a result, because all such awards had vested, there are no shares underlying stock awards for such persons as of June 30, 2024, except for Mr. Liu who received awards of RSUs and options on February 1, 2024 in connection with his service as lead independent director which awards vest on December 6, 2024.
(3)Mr. Chan resigned as a director on March 11, 2024.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee as of the date of this Annual Report is a current or former officer or employee of our Company or has had any relationship with our Company requiring disclosure.

In addition, during fiscal year 2024, none of our executive officers served as a member of the compensation committee of the board of directors of any other entity that has one or more executive officers who served on our Compensation Committee of the Board.

SMCI | 2024 Form 10-K | 168

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to us regarding beneficial ownership of our common stock as of January 31, 2025, by:

•Each of the NEOs during fiscal year 2024;
•Each of our directors;
•All directors and executive officers as a group; and
•All persons known to us who beneficially own 5% or more of our outstanding common stock.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Common Stock Outstanding(3)
NEOs and Directors:
Charles Liang(4)	78,801,056	13.0%
Don Clegg(5)	71,713	*
George Kao(6)	304,581	*
David Weigand(7)	359,601	*
Sherman Tuan	252,626	*
Sara Liu(8)	78,801,056	13.0%
Tally Liu(9)	296,140	*
Daniel Fairfax	198,330	*
Judy Lin(10)	64,760	*
Robert Blair(11)	28,670	*
Yih-Shyan (Wally) Liaw(12)	15,610,235	2.6%
Susan Mogensen (Susie Giordano)	320	*
All directors and executive officers as a group(13)	95,988,032	15.9%
5% Holders Not Listed Above:
BlackRock, Inc.(14)	41,338,350	7.0%
The Vanguard Group(15)	61,946,070	10.4%
Entities Affiliated with G1 Execution Services, LLC(16)	30,807,190	5.2%
Total executive officers, directors & 5% or more stockholders		38.5%
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
(3)Calculated on the basis of 593,481,352 shares of common stock outstanding as of January 31, 2025, provided that any additional shares of common stock that a stockholder has the right to acquire within 60 days after January 31, 2025 are deemed to be outstanding for the purposes of calculating that stockholder’s percentage of beneficial ownership.
(4)Includes 11,300,000 shares issuable upon the exercise of options exercisable within 60 days after January 31, 2025. Additionally, 1,000,000 shares from first tranche of FY2023 CEO Performance Grant was not reported in this table but will be exercisable within 60 days after January 31, 2025 upon certification by the Board shortly after the filing of this Annual Report. Also includes 26,477,520 shares jointly held by Mr. Liang and Sara Liu, his spouse, 44,406 shares held directly by Ms. Liu and 48,540 options exercisable by, and 4,470 RSU shares issuable to, Ms. Liu within 60 days after January 31, 2025. See footnote 8.
(5)Includes 39,950 options exercisable and 1,020 RSU shares issuable within 60 days after January 31, 2025.
(6)Includes 212,660 options exercisable and 1,830 RSU share issuable within 60 days after January 31, 2025.
(7)Includes 208,440 options exercisable and 2,670 RSU share issuable within 60 days after January 31, 2025.
(8)Includes 48,540 options exercisable and 4,470 RSU shares issuable within 60 days after January 31, 2025. Also includes 26,477,520 shares jointly held by Ms. Liu and Mr. Liang, her spouse, 40,926,120 shares held by Charles Liang, and 11,300,000 shares issuable to Mr. Liang upon the exercise of options exercisable within 60 days after January 31, 2025. Additionally, 1,000,000 shares from first tranche of FY2023 CEO Performance Grant was not reported in this table but will be exercisable within 60 days after January 31, 2025 upon certification by the Board shortly after the filing of this Annual Report. See footnote 4.
(9)Includes 12,420 options exercisable within 60 days after January 31, 2025.
(10)Includes 11,400 options exercisable within 60 days after January 31, 2025.
SMCI | 2024 Form 10-K | 169

(11)Includes 22,810 options exercisable within 60 days after January 31, 2025.
(12)Includes 178,120 options exercisable and 8,750 RSU shares issuable within 60 days after January 31, 2025.
(13)Includes 12,053,080 shares issuable upon the exercise of options exercisable within 60 days after January 31, 2025.
(14)The information is based solely on the Amendment No. 4 to Schedule 13G filed on October 25, 2024. BlackRock, Inc. has sole voting power over 38,386,020 shares of common stock and sole dispositive power over 41,338,350 shares of common stock. The address of the reporting person is 50 Hudson Yards, New York, New York 10001.
(15)The information is based solely on the Amendment No. 4 to Schedule 13G filed on April 10, 2024. The Vanguard Group has shared voting power over 1,302,100 shares of common stock, sole dispositive power over 59,498,950 shares of common stock and shared dispositive power over 2,447,120 shares of common stock. The address of the reporting person is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.
(16)The information is based solely on the Schedule 13G filed on November 14, 2024 by G1 Execution Services, LLC, Susquehanna Investment Group and Susquehanna Securities, LLC, which are affiliated independent broker-dealers. G1 Execution Services, LLC has sole voting power over 7,780 shares, shared voting power over 30,807,190 shares, sole dispositive power over 7,780 shares, and shared dispositive power over 30,807,190 shares. Susquehanna Investment Group has sole voting power over 966,000 shares, shared voting power over 30,807,190 shares, sole dispositive power over 966,000 shares and shared dispositive power over 30,807,190 shares. Susquehanna Securities, LLC has sole voting power over 29,833,410 shares, shared voting power over 30,807,190 shares, sole dispositive power over 29,833,410 shares, and shared dispositive power over 30,807,190 shares. The address of G1 Execution Services, LLC is 175 W. Jackson Blvd., Suite 1700, Chicago, IL 60604. The address of each of Susquehanna Investment Group and Susquehanna Securities, LLC is 401 E. City Avenue, Suite 220, Bala Cynwyd, PA 19004.

Equity Compensation Plan Information

We currently maintain three compensation plans that provide for the issuance of our Common Stock to officers and other employees, directors and consultants. These plans consist of the 2006 Equity Incentive Plan, the 2016 Equity Incentive Plan and the 2020 Plan. All three of these plans have been approved by our stockholders. We no longer grant any equity-based awards under the 2006 Equity Incentive Plan or the 2016 Equity Incentive Plan. The following table sets forth information regarding outstanding options and RSUs and shares reserved and remaining available for future issuance under the foregoing plans as of June 30, 2024:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted average exercise price of outstanding options, warrants and rights (b)(2)(3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(c)(4)
Equity compensation plans approved by security holders	56,716,540	$17.57	12,669,100
Equity compensation plans not approved by security holders	—		—
Total	56,716,540		12,669,100

(1)This number includes 35,443,550 shares subject to outstanding options and 21,272,990 shares subject to outstanding RSU awards.
(2)The weighted average exercise price is calculated based solely on the exercise prices of the outstanding options and does not reflect the shares that will be issued upon the vesting of outstanding awards of RSUs which have no exercise price.
(3)The weighted-average remaining contractual term of our outstanding options as of June 30, 2024 was 7.03 years.
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

SMCI | 2024 Form 10-K | 170

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

Equity-Based Awards

Please see the “Grants of Plan-Based Awards” table and the “Director Compensation” table above for information on stock option and restricted stock unit grants to our directors and named executive officers in fiscal year 2024.

Employment Relationships

As of June 30, 2024, Hung-Fan (Albert) Liu, who is a brother of Sara Liu, our Co-Founder and Senior Vice President and a director, is employed in our operations organization in San Jose, California. Mr. Liu received total compensation of $8,089,915 in fiscal year 2024. The total compensation includes equity gain of $7,728,778 (principally from the exercise of stock options and RSU release), in addition to salary and bonus.

As of June 30, 2024, Shao Fen (Carly) Kao, who is a sister-in-law of Sara Liu, our Co-Founder and Senior Vice President and a director, is employed in our information systems organization in San Jose, California. Ms. Kao received total compensation of $779,471 in fiscal year 2024. The total compensation includes equity gain of $545,637 (principally from the RSU release), in addition to salary and bonus.

As of June 30, 2024, Mien-Hsia (Michelle) Hung, who is a sister-in-law of Sara Liu, our Co-Founder and Senior Vice President and a director, is employed in our marketing organization in Taiwan. Ms. Hung received total compensation of $422,058 in fiscal year 2024. The total compensation includes equity gain of $325,752 (principally from the exercise of stock options and RSU release), in addition to salary and bonus.

As of June 30, 2024, Sara Liu, who is Charles Liang's spouse and is related to Mr. Liu, Ms. Kao and Ms. Hung as outlined above, is a Co-Founder, Senior Vice President, and director of the Company, and received total compensation of $4,373,303 in fiscal year 2024. The total compensation includes equity gain of $3,894,006 (principally from the exercise of stock options and RSU release), in addition to salary and bonus.

As of June 30, 2024, Bill Liang, who is the son of Sara Liu and Charles Liang and nephew of Bill Liang, who serves as the Chief Executive Officer of Compuware, is employed in our systems engineering organization in San Jose, California. Mr. Liang received total compensation of $233,933 in fiscal year 2024. The total compensation includes equity gain of $132,545 (principally from the RSU release), in addition to salary and bonus.

Mr. Yih-Shyan (Wally) Liaw was appointed to our Board as a Class II director in December 2023. Prior to his appointment as a director, he returned to our company as a consultant in May 2021, advising with respect to business development matters. In August 2022, Mr. Liaw returned to full-time employment with our company as Senior Vice President, Business Development. See “Item 10 – Executive Officers and Directors” for additional information with respect to Mr. Liaw’s background. As an employee, Mr. Liaw received total compensation of $3,601,365 in fiscal year 2024. The total compensation includes an equity gain of $3,047,319 (principally from the RSU release), in addition to salary and bonus.

SMCI | 2024 Form 10-K | 171

Transactions with Ablecom and Compuware

We have entered into a series of agreements with Ablecom, a Taiwan corporation, and one of its affiliates, Compuware. Ablecom’s ownership of Compuware is below 50% but Compuware remains a related party as Ablecom still has significant influence over the operations. Ablecom’s Chief Executive Officer, Steve Liang, is the brother of Charles Liang, our President, Chief Executive Officer and Chairman of the Board. Charles Liang and his spouse, Sara Liu, who is also an officer and director of our company, collectively owned approximately 10.5% of Ablecom’s capital stock as of June 30, 2024. Based upon information publicly available in Taiwan on April 30, 2024 for Leadtek (as defined below), (i) Steve Liang, his spouse, and entities owned by Steve Liang and his family members owned approximately 35% of Ablecom’s stock, (ii) a sibling of Yih-Shyan (Wally) Liaw, who is our Senior Vice President, Business Development and a director, owns approximately 11.7% of Ablecom’s capital stock, and (iii) Bill Liang, a brother of both Charles Liang and Steve Liang, owned approximately 1.77% of Ablecom’s stock. Bill Liang is also a member of the Board of Directors of Ablecom. Bill Liang is also the Chief Executive Officer of Compuware, and Chairman of Compuware’s Board of Directors. Steve Liang is also a member of Compuware’s Board of Directors. Based upon information publicly available in Taiwan on April 30, 2024 for Leadtek (as defined below), (i) Ablecom owned approximately 15.0% of Compuware’s stock, (ii) Bill Liang, his family members, and entities owned by Bill Liang and his family members owned approximately 16.0% of Compuware’s stock, (iii) a sibling of Yih-Shyan (Wally) Liaw, who is our Senior Vice President, Business Development and a director, owns approximately 8.7% of Compuware’s capital stock. Neither Charles Liang nor Sara Liu own any capital stock of Compuware, and the Company does not own any of Ablecom or Compuware's capital stock.

We have entered into a series of agreements with Ablecom, including multiple product development, production and service agreements, credit agreements, product manufacturing agreements, manufacturing services agreements and lease agreements for warehouse space.

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

We have appointed Compuware as a non-exclusive authorized distributor of our products in Taiwan, China and Australia. We believe that the pricing and terms under the distribution agreement are similar to the pricing and terms of distribution arrangements we have with similar third-party distributors.

We have also entered into a series of agreements with Compuware, including multiple product development, production and service agreements, product manufacturing agreements, and lease agreements for office space. We have credit agreements with Compuware that outline the terms and conditions governing their business dealings. Under these agreements, we outsource to Compuware a portion of our design activities and a significant part of our manufacturing of components, particularly power supplies. With respect to design activities, Compuware generally agrees to design certain agreed-upon products according to our specifications, and further agrees to build the tools needed to manufacture the products. We pay Compuware for the design and engineering services, and further agree to pay Compuware for the tooling.

We retain full ownership of any intellectual property resulting from the design of these products and tooling. With respect to the manufacturing aspects of the relationship, Compuware purchases most of the materials needed to manufacture the power supplies from outside markets and uses these materials to manufacture the products and then sell to us. We review and frequently negotiate with Compuware the prices of the power supplies that we purchase from Compuware. Compuware also manufactures motherboards, backplanes and other components used on our printed circuit boards. We sell to Compuware most of the components needed to manufacture the above products. Compuware uses these components to manufacture and then sells back the products to us at a purchase price equal to the price at which we sold the components to Compuware, plus a “manufacturing value added” fee and other miscellaneous material charges and costs. We frequently review and negotiate with Compuware the amount of the “manufacturing value added” fee that will be included in the price of the products we purchase from Compuware.

Ablecom’s sales to us comprise a substantial majority of Ablecom’s net sales. For fiscal years ended June 30, 2024, 2023 and 2022, we purchased products from Ablecom totaling $269.3 million, $167.8 million and $192.4 million, respectively. Amounts owed to Ablecom by us as of June 30, 2024, 2023 and 2022, were $98.6 million, $35.7 million and $42.5 million, respectively. For the fiscal years ended June 30, 2024, 2023 and 2022, we paid Ablecom $16.5 million, $12.1 million and $8.3 million, respectively, for design services, tooling assets and miscellaneous costs.

SMCI | 2024 Form 10-K | 172

Compuware’s sales of our products to others comprise a majority of Compuware’s net sales. For fiscal years ended June 30, 2024, 2023 and 2022, we sold products to Compuware totaling $46.6 million, $36.3 million and $26.1 million, respectively. Amounts owed to us by Compuware as of June 30, 2024, 2023 and 2022, were $10.0 million, $24.9 million and $19.6 million, respectively. The price at which Compuware purchases the products from us is at a discount from our standard price for purchasers who purchase specified volumes from us. In exchange for this discount, Compuware assumes the responsibility of installing our products at the site of the end customer and administers first-level customer support. For the fiscal years ended June 30, 2024, 2023 and 2022, we purchased products from Compuware totaling $280.8 million, $217.0 million and $170.3 million, respectively. Amounts we owed to Compuware as of June 30, 2024, 2023 and 2022 were $66.4 million, $53.4 million and $44.9 million, respectively. For the fiscal years ended June 30, 2024, 2023 and 2022, we paid Compuware $1.5 million, $2.0 million and $1.5 million, respectively, for design services, tooling assets and miscellaneous costs.

Our exposure to financial loss as a result of our involvement with Ablecom is limited to potential losses on our purchase orders in the event of an unforeseen decline in the market price and/or demand for our products such that we incur a loss on the sale or cannot sell the products. Our outstanding non-cancelable purchase orders to Ablecom were $58.8 million, $23.7 million and $36.0 million at June 30, 2024, 2023 and 2022, respectively, representing the maximum exposure to financial loss. We do not directly or indirectly guarantee any obligations of Ablecom, or any losses that the equity holders of Ablecom may suffer.

Our exposure to financial loss as a result of our involvement with Compuware is limited to potential losses on our purchase orders in the event of an unforeseen decline in the market price and/or demand for our products such that we incur a loss on the sale or cannot sell the products. Our outstanding non-cancelable purchase orders to Compuware were $93.5 million, $46.8 million and $44.3 million at June 30, 2024, 2023 and 2022, respectively, representing the maximum exposure to financial loss. We do not directly or indirectly guarantee any obligations of Compuware, or any losses that the equity holders of Compuware may suffer.

Super Micro Asia Science and Technology Park, Inc. We and Ablecom jointly established Super Micro Asia Science and Technology Park, Inc. (the "Management Company") in Taiwan to manage the common areas shared by us and Ablecom for its separately constructed manufacturing facilities. In fiscal year 2012, each party contributed $0.2 million for a 50% ownership interest of the Management Company. Certain affiliates of Ablecom serve as directors of the Management Company. See Note 1,“Organization and Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding the Management Company.

SMCI | 2024 Form 10-K | 173

Other transactions

During the fiscal year ended June 30, 2024, we made $0.5 million in sales and purchased $0.1 million in products from Green Earth Liang’s Inc., an entity affiliated with our Chief Executive Officer. Such sales were made at market prices and on other terms which were arm’s length.

During fiscal year 2024 we sold approximately $0.1 million of products indirectly to Aeon Lighting Technology Inc. (“Aeon Lighting”) through a systems integrator. Aeon Lighting is a company incorporated under the laws of Taiwan and owned more than 10% by James Liang, a brother of Charles Liang. James Liang is also a director of Aeon Lighting and serves as CEO of such entity. The Company’s products were sold at market prices and on arm’s length terms.

In October 2023, Ablecom and Compuware acquired an approximate 30% interest in Leadtek Research Inc. (“Leadtek”), a Taiwan company specializing in providing professional graphics cards and workstation solutions (the “Leadtek Investment”). Prior to the Leadtek Investment, none of the Company’s related persons had direct or indirect material interests in any transactions in which the Company was a participant with Leadtek. Accordingly, no prior disclosure of transactions with Leadtek was required under Item 404(a) of Regulation S-K. Commencing with the closing of the Leadtek Investment, Steve Liang and Bill Liang have served as two of the seven members of the Leadtek board of directors. At the time of Leadtek Investment, Leadtek was, and it continues to be, an authorized reseller of the Company. Since the closing of the Leadtek Investment, the Company has engaged in transactions whereby it sold $1.4 million of servers to Leadtek and $2.1 million of purchases of graphics cards from Leadtek.

Loans

In October 2018, our Chief Executive Officer, Charles Liang, personally borrowed approximately $12.9 million from Chien-Tsun Chang, the spouse of Steve Liang. The loan is unsecured, has no maturity date and bore interest at 0.8% per month for the first six months, increased to 0.85% per month through February 28, 2020, and reduced to 0.25% effective March 1, 2020. The loan was originally made at Mr. Liang's request to provide funds to repay margin loans to two financial institutions, which loans had been secured by shares of our common stock that he held. The lenders called the loans in October 2018, following the suspension of our common stock from trading on NASDAQ in August 2018 and the decline in the market price of our common stock in October 2018. As of June 30, 2024, the amount due on the unsecured loan (including principal and accrued interest) was approximately $16.4 million.

SMCI | 2024 Form 10-K | 174

Item 14.        Principal Accounting Fees and Services

Deloitte & Touche LLP had served as our independent registered public accounting firm for the fiscal year 2023 and had been dismissed upon effective completion of the audit of the financial statements for the fiscal year 2023. On March 15, 2023, the Audit Committee appointed Ernst & Young LLP (“EY”) as our independent registered public accounting firm for the fiscal year 2024. On October 24, 2024, EY resigned from its position as our independent registered public accounting firm. On November 18, 2024, the Audit Committee appointed BDO USA, P.C. (“BDO”) as our independent registered public accounting firm for the fiscal year 2024.

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate audit fees billed to us by:

–BDO, fees paid to BDO for services in the fee categories indicated below for fiscal year 2024; and

–Deloitte Touche Tohmatsu LLP, and their respective affiliates (collectively, “Deloitte”), in fiscal year 2023, as well as fees paid to Deloitte for services in the fee categories indicated below for fiscal year 2023.

The Audit Committee considered the scope and fee arrangements for all services provided by BDO and Deloitte, as the case may be, taking into account whether the provision of non-audit services was compatible with maintaining the independence of the respective independent registered public accounting firm, and had pre-approved the respective services described below.

	Years Ended
Amounts in '000s	June 30, 2024		June 30, 2023
Audit Fees	$8,000	(1)	$4,756	(2)
Audit-Related Fees	—		—
Tax Fees	—		445
All Other Fees	—		2
Total	$8,000		$5,203

(1)Audit fees consist of the aggregate fees for professional services rendered for the audit of our consolidated financial statements.
(2)Audit fees consist of the aggregate fees for professional services rendered for the audit of our consolidated financial statements, review of consolidated financial statements and certain statutory audits.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee determined all services performed by BDO and Deloitte, as the case may be, were compatible with maintaining the independence of such firm during the period it served as our independent registered public accounting firm. The Audit Committee’s policy on approval of services performed by the independent registered public accounting firm is to pre-approve all audit and permissible non-audit services to be provided by the independent registered public accounting firm during the fiscal year. The Audit Committee reviews each non-audit service to be provided and assesses the impact of the service on the firm’s independence.

PART IV

Item 15.        Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report

(1) Financial Statements

SMCI | 2024 Form 10-K | 175

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
3.1+
Amended and Restated Certificate of Incorporation of Super Micro Computer, Inc. as amended by the Certificate of Amendment to Amended and Restated Certificate of Incorporation of Super Micro Computer, Inc.

3.2
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

4.2+	Description of Securities

4.3
First Supplemental Indenture, as of February 20, 2025 between Super Micro Computer, Inc. and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 4.3 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on February 21, 2025)

4.4
Second Supplemental Indenture, as of February 20, 2025 between Super Micro Computer, Inc. and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 4.4 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on February 21, 2025)

4.5	Form of Amended and Restated Indenture, between Super Micro Computer, Inc. and U.S. Bank Trust Company, National Association, as trustee (included within Exhibit 4.4)

4.6	Form of Note, between Super Micro Computer, Inc. and U.S. Bank Trust Company, National Association, as trustee (included within Exhibit 4.5)

4.7
Indenture related to 2.25% Convertible Senior Notes due 2028, as of February 20, 2025 between Super Micro Computer, Inc. and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 4.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on February 21, 2025)

SMCI | 2024 Form 10-K | 176

4.8	Form of Note, between Super Micro Computer, Inc. and U.S. Bank Trust Company, National Association, as trustee (included within Exhibit 4.7)

10.1*
Form of Directors’ and Officers’ Indemnity Agreement (Incorporated by reference to Exhibit 10.9 from the Company’s Registration Statement on Form S-1 (Registration No. 333-138370), declared effective by the Securities and Exchange Commission on March 28, 2007)

10.2*
Offer Letter for Sara Liu (Incorporated by reference to Exhibit 10.20 from the Company’s Registration Statement on Form S-1 (Registration No. 333-138370), declared effective by the Securities and Exchange Commission on March 28, 2007)

10.3*
Product Manufacturing Agreement dated January 8, 2007, between Super Micro Computer, Inc. and Ablecom Technology Inc. (Incorporated by reference to Exhibit 10.24 from the Company’s Registration Statement on Form S-1 (Registration No. 333-138370), declared effective by the Securities and Exchange Commission on March 28, 2007)

10.4*
Form of Notice of Grant of Stock Option under 2006 Equity Incentive Plan (Incorporated by reference to Exhibit 10.5 from the Company's Registration Statement on Form S-8 (Commission File No. 333-142404) filed with the Securities and Exchange Commission on April 27, 2017)

10.5*
2006 Equity Incentive Plan, as amended (Incorporated by reference to Appendix A from the Company’s Definitive Proxy Statement on Schedule 14A (Commission File No. 001-33383) filed with the Securities and Exchange Commission on January 18, 2011)

10.6*
2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 from the Company's Current Report on Form 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on March 14, 2016)

10.7*
Form of Notice of Grant of Stock Option under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 99.9 from the Company's Registration Statement on Form S-8 (Commission File No. 333-210881 filed with the Securities and Exchange Commission on April 22, 2016)

10.8*
Form of Stock Option Agreement under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 99.10 from the Company's Registration Statement on Form S-8 (Commission File No. 333-210881) filed with the Securities and Exchange Commission on April 22, 2016)

10.9*
Form of Notice of Grant of Restricted Stock Units under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 99.11 from the Company's Registration Statement on Form S-8 (Commission File No. 333-210881) filed with the Securities and Exchange Commission on April 22, 2016)

10.10*
Form of Restricted Stock Units Agreement under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 99.12 from the Company's Registration Statement on Form S-8 (Commission File No. 333-210881) filed with the Securities and Exchange Commission on April 22, 2016)

10.11*‡
Offer Letter for Don Clegg (Incorporated by reference to Exhibit 10.56 from the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on December 19, 2019)

10.12*‡
Offer Letter for George Kao (Incorporated by reference to Exhibit 10.57 from the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on December 19, 2019)

10.13*‡
Offer Letter for David Weigand (Incorporated by reference to Exhibit 10.58 from the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on December 19, 2019)

10.14*
Form of Notice of Grant of Stock Option under 2020 Equity and Incentive Compensation Plan (Incorporated by reference to Exhibit 10.2 from the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-33383) filed with the Securities and Exchange Commission on May 5, 2023)

10.15*
Form of Incentive Stock Award Option Agreement under 2020 Equity and Incentive Compensation Plan (Incorporated by reference to Exhibit 10.32 from the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on August 31, 2020)

10.16*
Form of Nonqualified Stock Option Agreement under 2020 Equity and Incentive Compensation Plan (Incorporated by reference to Exhibit 10.33 from the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on August 31, 2020)

10.17*
Form of Notice of Grant of Restricted Stock Units under 2020 Equity and Incentive Compensation Plan (Incorporated by reference to Exhibit 10.34 from the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on August 31, 2020)

SMCI | 2024 Form 10-K | 177

10.18*
Form of Restricted Stock Units Agreement under 2020 Equity and Incentive Compensation Plan (Incorporated by reference to Exhibit 10.35 from the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on August 31, 2020)

10.19*
Form of Notice of Grant of Performance Based Stock Option to Mr. Charles Liang dated March 2, 2021 (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on March 4, 2021)

10.20*
Nonqualified Stock Option Award Agreement associated with the Notice of Grant of Performance Based Stock Option to Mr. Charles Liang dated March 2, 2021 (Incorporated by reference to Exhibit 10.2 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on March 4, 2021)

10.21*
Form of Notice of Grant of Restricted Stock Units (One-Year Vesting, Pro-Rata at Termination) under 2020 Equity and Incentive Compensation Plan (Incorporated by reference to Exhibit 10.11 from the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-33383) filed with the Securities and Exchange Commission on November 5, 2021)

10.22*
Form of Restricted Stock Units Agreement (One-Year Vesting, Pro-Rata at Termination) under 2020 Equity and Incentive Compensation Plan (Incorporated by reference to Exhibit 10.12 from the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-33383) filed with the Securities and Exchange Commission on November 5, 2021)

10.23
Super Micro Computer, Inc. 2020 Equity and Incentive Compensation Plan, as amended and restated, effective January 22, 2024 (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on January 25, 2024)

10.24
Form of Restricted Stock Units Notice of Grant and Agreement (Associated with the Director Compensation Plan adopted in August 2023) (Incorporated by reference to Exhibit 10.57 from the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on August 28, 2023)

10.25
Form of Notice of Grant of Stock Option and Nonqualified Stock Option Award Agreement (Associated with the Director Compensation Plan adopted in August 2023) (Incorporated by reference to Exhibit 10.58 from the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on August 28, 2023)

10.26*
Form of Notice of Grant of Performance Based Stock Option to Mr. Charles Liang (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on November 20, 2023)

10.27*
Nonqualified Stock Option Award Agreement associated with the Grant Notice (Incorporated by reference to Exhibit 10.2 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on November 20, 2023)

10.28
Purchase and Sale Agreement, dated as of January 26, 2024, between Caracol Property Owner LLC and Super Micro Computer, Inc. (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on February 1, 2024)

10.29
Form of [Base][Additional]Capped Call Confirmation (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on February 28, 2024)

10.30†
Master Colocation Services Agreement, dated June 14, 2024, by and between Super Micro Computer, Inc. and 4701 Santa Fe, LLC (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on June 21, 2024)

10.31†
Service Order MCSA-001, dated June 14, 2024, by and between Super Micro Computer, Inc. and 4701 Santa Fe, LLC (Incorporated by reference to Exhibit 10.2 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on June 21, 2024)

10.32†
Sublicense, dated June 14, 2024, by and between Super Micro Computer, Inc. and Lambda, Inc. (Incorporated by reference to Exhibit 10.3 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on June 21, 2024)

10.33
General Credit Agreement dated as of August 9, 2022 between Super Micro Computer, Inc. Taiwan and E.SUN Bank (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on August 12, 2022)

SMCI | 2024 Form 10-K | 178

10.34
Notification and Confirmation of Credit Conditions for Medium-Term Credit Loan dated November 14, 2024 (C246200157604) (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on November 20, 2024).

10.35
Notification and Confirmation of Credit Conditions for Medium-Term Credit Loan dated November 14, 2024 (C246200157603) (Incorporated by reference to Exhibit 10.2 filed with the Company’s Current report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on November 20, 2024).

10.36
General Agreement for Omnibus Credit Lines dated as of February 16, 2024 between Super Micro Computer, Inc. Taiwan and CTBC Bank Co., Ltd. (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on February 20, 2024)

10.37
Agreement for Individually Negotiated Terms and Conditions dated as of September 28, 2023 between Super Micro Computer, Inc. Taiwan and CTBC Bank Co., Ltd. (incorporated by reference to Exhibit 10.2 from the Company’s Current Report on Form 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on October 2, 2023)

10.38
Summary of Short-Term Credit Facilities with CTBC Bank Co., Ltd. dated as of January 23, 2024 (Incorporated by reference to Exhibit 10.3 filed with the Company’s Current report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on February 20, 2024)

10.39
Form of Amendment Agreement to the Capped Call Confirmations (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on February 21, 2025)

14.1
Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on February 5, 2019)

16.1
Ernst & Young LLP Letter dated October 29, 2024 (Incorporated by reference to Exhibit 16.1 filed with the Company’s Current report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on October 30, 2024)

19.1
Insider Trading Policy (Incorporated by reference to Exhibit 19.1 from the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on August 28, 2023)

21.1+	Subsidiaries of Super Micro Computer, Inc.

23.1+	Consent of Independent Registered Public Accounting Firm (BDO USA, P.C.)

23.2+	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP)

24.1+	Power of Attorney (included in signature pages)

31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1+	Policy Relating to Recovery of Erroneously Awarded Compensation

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

+ Filed herewith
*    Management contract, or compensatory plan or arrangement
‡     Certain portions of this document, the disclosure of which would constitute a clearly unwarranted invasion of personal privacy, have been redacted in accordance with Regulation S-K Item 606(a)(6)
SMCI | 2024 Form 10-K | 179

†     Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10)

Item 16.        Form 10-K Summary

None.

SMCI | 2024 Form 10-K | 180

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPER MICRO COMPUTER, INC.

Date:	February 25, 2025	/s/ Charles Liang
Charles Liang President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
SMCI | 2024 Form 10-K | 181

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

Name	Title	Date
/s/ Charles Liang	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 25, 2025
CHARLES LIANG

/s/ David Weigand	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	February 25, 2025
DAVID WEIGAND

/s/ Kenneth Cheung	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 25, 2025
KENNETH CHEUNG

/s/ Sara Liu	Director	February 25, 2025
SARA LIU

/s/ Daniel Fairfax	Director	February 25, 2025
DANIEL FAIRFAX

/s/ Judy Lin	Director	February 25, 2025
JUDY LIN

/s/ Robert Blair	Director	February 25, 2025
ROBERT BLAIR

/s/ Sherman Tuan	Director	February 25, 2025
SHERMAN TUAN

/s/ Susan Mogensen (Susie Giordano)	Director	February 25, 2025
SUSAN MOGENSEN (SUSIE GIORDANO)

/s/ Tally Liu	Director	February 25, 2025
TALLY LIU

/s/ Yih-Shyan (Wally) Liaw	Director	February 25, 2025
YIH-SHYAN (WALLY) LIAW

SMCI | 2024 Form 10-K | 182