Form 10-Q
period 2024-09-30
Super Micro Computer, Inc.
filed 2025-02-25
CIK 1375365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________

Form 10-Q
__________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

SUPER MICRO COMPUTER, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024

Unless the context requires otherwise, the words “Super Micro,” “Supermicro,” “we,” “Company,” “us” and “our” in this document refer to Super Micro Computer, Inc. and where appropriate, our wholly owned subsidiaries. Supermicro, the Company logo and our other registered or common law trademarks, service marks, or trade names appearing in this Quarterly Report on Form 10-Q (this "Quarterly Report"), are the property of Super Micro Computer, Inc. or its affiliates. Other trademarks, service marks, or trade names appearing in this Quarterly Report are the property of their respective owners.

The information contained on our website, or available by hyperlink from our website, is not incorporated into this Quarterly Report or other documents we file with, or furnish to, the Securities and Exchange Commission (the “SEC”). We intend to use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Such disclosures will be included in the "Investor Relations" section of our website. Accordingly, investors should monitor that section of our website, in addition to following our press releases, investor presentations, SEC filings and public conference calls and webcasts.

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

On October 24, 2024, EY resigned from its position as our independent public accounting firm. As described in the Current Report on Form 8-K we filed on October 30, 2024 (“October 2024 8-K”), other than what’s described in the October 2024 8-K, during the fiscal years ended June 30, 2024 and 2023, and the subsequent interim period preceding EY’s resignation, (1) there were no “disagreements,” as defined in Item 304(a)(1)(iv) of Regulation S-K, with EY on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which if not resolved to EY’s satisfaction to our knowledge would have caused it to make reference to the subject matter thereof in connection with that report, and (2) there were no “reportable events” as described in Item 304(a)(1)(v) of Regulation S-K.

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

•The Special Committee did not believe that the resignation of EY or the conclusions reached by EY (as described in EY’s letter of resignation dated October 24, 2024 and described in our Current Report on Form 8-K filed on October 30, 2024) were supported by the facts examined in the Review, the Special Committee’s interim findings reported to EY on October 2, 2024, or the Special Committee’s final findings.

Due to EY’s stated concerns and subsequent resignation, we were unable to timely file our Annual Report on Form 10-K for the year ended June 30, 2024 and Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 2024 and December 31, 2024 (together, the “Delinquent Reports”) as required under Nasdaq’s Listing Rule 5250(c)(1). On December 6, 2024, Nasdaq granted us an exception to Nasdaq’s Listing Rule 5250(c)(1), allowing us to file all the Delinquent Reports by February 25, 2025.

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

As a result of the Stock Split, every one (1) share of common stock issued and outstanding was automatically divided into ten (10) shares of common stock. The Stock Split did not modify any rights or preferences of the shares of the common stock. Proportionate adjustments were automatically made to the number of shares of common stock underlying our outstanding equity awards, equity incentive plans, and other existing agreements, as well as exercise or conversion prices, as applicable.

Unless noted, all references to shares of common stock and per share amounts contained in this Quarterly Report have been retroactively adjusted to reflect the Stock Split.

PART I: FINANCIAL INFORMATION

Item 1.        Financial Statements
SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value per share amounts)
 (unaudited)

	September 30,	June 30,
	2024	2024
ASSETS
Current assets:
Cash and cash equivalents	$2,088,718	$1,669,766
Accounts receivable, net of allowance for credit losses of $71 and $73 at September 30, 2024 and June 30, 2024, respectively (including accounts receivable from related parties of $7,991 and $6,194 at September 30, 2024 and June 30, 2024, respectively)	2,731,740	2,737,331
Inventories	4,930,623	4,333,029
Prepaid expenses and other current assets (including receivables from related parties of $15,074 and $11,939 at September 30, 2024 and June 30, 2024, respectively)	100,503	191,834
Total current assets	9,851,584	8,931,960
Property, plant and equipment, net	451,060	414,008
Deferred income taxes, net	411,723	365,172
Other assets	137,016	114,952
Total assets	$10,851,383	$9,826,092
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including amounts due to related parties of $202,019 and $165,295 at September 30, 2024 and June 30, 2024, respectively)	$1,682,968	$1,472,381
Accrued liabilities (including amounts due to related parties of $400 and $170 at September 30, 2024 and June 30, 2024, respectively)	308,777	259,674
Income taxes payable	79,708	18,268
Lines of credit and current portion of term loans	493,808	402,346
Deferred revenue	305,840	193,052
Total current liabilities	2,871,101	2,345,721
Deferred revenue, non-current	252,342	223,324
Term loans	65,733	74,083
Convertible notes	1,699,177	1,697,716
Other long-term liabilities	86,113	67,878
Total liabilities	4,974,466	4,408,722
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock and additional paid-in capital, $0.001 par value
Authorized shares: 1,000,000; Issued and outstanding shares: 590,997 and 588,087 at September 30, 2024 and June 30, 2024, respectively	2,865,947	2,830,820
Accumulated other comprehensive income	800	706
Retained earnings	3,010,007	2,585,680
Total Super Micro Computer, Inc. stockholders’ equity	5,876,754	5,417,206
Noncontrolling interest	163	164
Total stockholders’ equity	5,876,917	5,417,370
Total liabilities and stockholders’ equity	$10,851,383	$9,826,092

See accompanying notes to condensed consolidated financial statements.
SMCI | Q1 2025 Form 10-Q | 1

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,
	2024	2023
Net sales (including related party sales of $14,875 and $17,396 in the three months ended September 30, 2024 and 2023, respectively)	$5,937,256	$2,119,672
Cost of sales (including related party purchases of $240,051 and $113,107 in the three months ended September 30, 2024 and 2023, respectively)	5,161,676	1,765,981
Gross profit	775,580	353,691
Operating expenses:
Research and development	132,243	111,027
Sales and marketing	68,854	37,230
General and administrative	65,284	32,924
Total operating expenses	266,381	181,181
Income from operations	509,199	172,510
Other income, net	7,233	6,613
Interest expense	(17,354)	(1,863)
Income before income tax provision	499,078	177,260
Income tax provision	(74,732)	(20,215)
Share of loss from equity investee, net of taxes	(19)	(50)
Net income	$424,327	$156,995
Net income per common share:
Basic	$0.72	$0.30
Diluted	$0.67	$0.27
Weighted-average shares used in the calculation of net income per common share:
Basic	589,558	530,928
Diluted	639,148	571,853

See accompanying notes to condensed consolidated financial statements.
SMCI | Q1 2025 Form 10-Q | 2

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,
	2024	2023
Net income	$424,327	$156,995
Other comprehensive income, net of tax:
Foreign currency translation gain	94	12
Total other comprehensive income, net of tax	94	12
Total comprehensive income	$424,421	$157,007

See accompanying notes to condensed consolidated financial statements.
SMCI | Q1 2025 Form 10-Q | 3

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

Three Months Ended September 30, 2024	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2024	588,087,410	$2,830,820	$706	$2,585,680	$164	$5,417,370
Exercise of stock options	1,330,560	6,527	—	—	—	6,527
Release of shares of common stock upon vesting of restricted stock units	2,264,940	—	—	—	—	—
Shares withheld for withholding taxes related to settlement of equity awards	(685,850)	(35,537)	—	—	—	(35,537)
Stock-based compensation	—	64,137	—	—	—	64,137
Other comprehensive income	—	—	94	—	—	94
Net income (loss)	—	—	—	424,327	(1)	424,326
Balance at September 30, 2024	590,997,060	$2,865,947	$800	$3,010,007	$163	$5,876,917

Three Months Ended September 30, 2023	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2023	529,013,580	$538,352	$639	$1,433,014	$165	$1,972,170
Exercise of stock options	1,889,570	4,288	—	—	—	4,288
Release of shares of common stock upon vesting of restricted stock units	2,976,560	—	—	—	—	—
Shares withheld for withholding taxes related to settlement of equity awards	(929,730)	(25,301)	—	—	—	(25,301)
Stock-based compensation	—	57,379	—	—	—	57,379
Other comprehensive income	—	—	12	—	—	12
Net income (loss)	—	—	—	156,995	(4)	156,991
Balance at September 30, 2023	532,949,980	$574,718	$651	$1,590,009	$161	$2,165,539

See accompanying notes to condensed consolidated financial statements.
SMCI | Q1 2025 Form 10-Q | 4

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended September 30,
	2024	2023
OPERATING ACTIVITIES:
Net income	$424,327	$156,995
Reconciliation of net income to net cash provided by operating activities:
Depreciation, amortization and non-cash interest	14,080	9,155
Stock-based compensation expense	64,014	57,379
Share of loss from equity investee	19	50
Unrealized foreign currency exchange loss (gain)	924	(6,192)
Deferred income taxes, net	(46,552)	(23,021)
Other	(3,346)	2,657
Changes in operating assets and liabilities:
Accounts receivable, net (including changes in related party balances of $(1,797) and $4,138 during the three months ended September 30, 2024 and 2023, respectively)	15,288	302,501
Inventories	(597,717)	(607,241)
Prepaid expenses and other assets (including changes in related party balances of $(3,135) and $2,827 during the three months ended September 30, 2024 and 2023, respectively)	86,774	19,990
Accounts payable (including changes in related party balances of $36,724 and $2,981 during the three months ended September 30, 2024 and 2023, respectively)	220,353	302,973
Accrued liabilities (including changes in related party balances of $230 and $2,487 during the three months ended September 30, 2024 and 2023, respectively)	25,974	(13,019)
Income taxes payable	61,440	32,229
Deferred revenue	141,806	36,055
Other long-term liabilities (including changes in related party balances of $237 and $(80) during the three months ended September 30, 2024 and 2023, respectively)	1,520	(46)
Net cash provided by operating activities	408,904	270,465
INVESTING ACTIVITIES:
Purchases of property, plant and equipment (including payments to related parties of $3,129 and $826 during the three months ended September 30, 2024 and 2023, respectively)	(44,300)	(2,631)
Investment in equity securities	—	(5,000)
Net cash used in investing activities	(44,300)	(7,631)
FINANCING ACTIVITIES:
Proceeds from lines of credit and term loans	1,185,034	—
Repayment of lines of credit and term loans	(1,106,178)	(138,938)
Proceeds from exercise of stock options	6,527	4,288
Payment for withholding taxes related to settlement of equity awards	(35,537)	(25,301)
Other	8	10
Net cash provided by (used in) financing activities	49,854	(159,941)
Effect of exchange rate fluctuations on cash	4,500	(203)
Net increase in cash, cash equivalents and restricted cash	418,958	102,690
Cash, cash equivalents and restricted cash at the beginning of the period	1,670,273	440,960
Cash, cash equivalents and restricted cash at the end of the period	$2,089,231	$543,650

Supplemental disclosure of cash flow information:
Cash paid for interest	$11,454	$2,214
Cash paid for taxes, net of refunds	$3,336	$8,999

SMCI | Q1 2025 Form 10-Q | 5

Non-cash investing and financing activities:
Unpaid property, plant and equipment purchases (including due to related parties of $4,059 and $3,672 as of September 30, 2024 and 2023, respectively)	$21,190	$8,032
Right of use ("ROU") assets obtained in exchange for operating lease commitments	$17,782	$9,177
Transfer of inventory to property, plant and equipment, net	$122	$—

See accompanying notes to condensed consolidated financial statements.

SMCI | Q1 2025 Form 10-Q | 6

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.        Summary of Significant Accounting Policies

Significant Accounting Policies and Estimates

No material changes have been made to the significant accounting policies of Super Micro Computer, Inc., a corporation incorporated under the laws of Delaware, and its consolidated entities (together, the “Company”), disclosed in Note 1, "Organization and Summary of Significant Accounting Policies," in its Annual Report on Form 10-K, filed on February 25, 2025, for the year ended June 30, 2024 (the "2024 10-K"). Management's estimates take into consideration, as applicable, general macroeconomic conditions, inflation, changes in interest rates and geopolitical events.

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The consolidated results of operations for the three months ended September 30, 2024 are not necessarily indicative of the results that may be expected for future quarters or for the fiscal year ending June 30, 2025. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the 2024 10-K.

Forward Stock Split

On September 30, 2024, the Company completed a 10-for-1 forward split of its common stock. Trading on a split-adjusted basis commenced on October 1, 2024. All references to shares of common stock and per share amounts contained in this Quarterly Report have been retroactively adjusted to reflect the stock split.

Concentration of Supplier Risk

Certain materials used by the Company in the manufacturing of its products are available from a limited number of suppliers. Shortages could occur in these materials due to an interruption of supply or increased demand in the industry.

	September 30, 2024	September 30, 2023
Percentage of total purchases
Supplier A	65.1%	55.1%
Supplier B	5.6%	10.3%

The increase in the concentration of the Company's total purchases from supplier A to 65.1% of total purchases for the three months ended September 30, 2024, is a result of the purchase of key components to build its solutions for the Company's customers.

Purchases from Ablecom Technology, Inc. (“Ablecom”) and Compuware Technology, Inc. (“Compuware”), which are both related parties of the Company (see Note 9, "Related Party Transactions"), accounted for a combined 4.6% and 6.4% of total cost of sales for the three months ended September 30, 2024 and 2023, respectively.

SMCI | Q1 2025 Form 10-Q | 7

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

Significant customer information is as follows:

	September 30, 2024	June 30, 2024
Percentage of accounts receivable
Customer A	32.7%	15.4%
Customer B	34.6%	*
Customer G	*	44.8%
*Below 10%

These accounts receivable represent a concentration of credit risk to the Company.

Concentration of Customer Risk

Customer A accounted for 20.8%, customer B accounted for 28.7% and customer G accounted for 11.9% of the net sales for the three months ended September 30, 2024. Customer A accounted for 25.0% of the net sales for the three months ended September 30, 2023. Other customers were individually below 10% of the net sales for the three months ended September 30, 2024 and 2023.

Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures. This ASU requires that a public entity provide additional segment disclosures on an interim and annual basis. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements unless impracticable. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The ASU is effective for the Company’s fiscal year beginning July 1, 2024, and for the interim period beginning July 1, 2025. The Company is currently evaluating this pronouncement and the impact it may have on its financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The standard is effective for annual periods beginning after December 15, 2024. Early adoption is permitted and should be applied prospectively, with retrospective application permitted. The ASU is effective for the Company’s fiscal year beginning July 1, 2025. The Company is currently evaluating this pronouncement and the impact it may have on its financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement, but it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The ASU may be applied prospectively or retrospectively and is effective for fiscal years beginning after December 15, 2026 and for the interim periods beginning after December 15, 2027. Early adoption is permitted. The ASU is effective for the Company’s fiscal year beginning July 1, 2027, and for the interim period beginning July 1, 2028. The Company is currently evaluating this pronouncement and the impact it may have on its financial statement disclosures.

SMCI | Q1 2025 Form 10-Q | 8

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

The following is a summary of net sales by product type (in thousands):

	Three Months Ended September 30,
	2024	2023
Server and storage systems	$5,747,781	$1,966,608
Subsystems and accessories	189,475	153,064
Total	$5,937,256	$2,119,672

Server and storage systems constitute an assembly and integration of subsystems and accessories, software, and related services. Subsystems and accessories are comprised of server boards, chassis and accessories.

Revenue related to services for the three months ended September 30, 2024 and 2023 was $50.1 million and $35.1 million, respectively, which is recognized over time ratably over the contract term.

International net sales are based on the country and geographic region to which the products were shipped. The following is a summary for the three months ended September 30, 2024 and 2023, of net sales by geographic region (in thousands):

	Three Months Ended September 30,
	2024	2023
United States	$4,241,349	$1,619,514
Asia	954,574	225,468
Europe	645,842	190,848
Other	95,491	83,842
Total	$5,937,256	$2,119,672

Contract Balances

Generally, the payment terms of the Company’s offerings range from 30 to 60 days. In certain instances, customers may prepay for products and services in advance of delivery. Receivables represent the Company’s unconditional right to consideration for performance obligations either partially or fully completed.

Contract assets are rights to consideration in exchange for goods or services that the Company has transferred to a customer when such right is conditional on something other than the passage of time. Such contract assets are insignificant to the Company’s condensed consolidated financial statements.

Contract liabilities consist of deferred revenue and relate to amounts invoiced to or advance consideration received from customers, which precede the Company’s satisfaction of the associated performance obligations. The Company’s deferred revenue primarily results from customer payments received upfront for extended warranties and on-site services because these performance obligations are satisfied over time. Additionally, at times, deferred revenue may fluctuate due to the timing of non-refundable advance consideration received from non-cancelable contracts relating to the sale of future products. Revenue recognized during the three months ended September 30, 2024, which was included in the opening deferred revenue balance as of June 30, 2024, of $416.4 million, was $68.2 million. Revenue recognized during the three months ended September 30, 2023, which was included in the opening deferred revenue balance as of June 30, 2023, of $304.4 million, was $43.7 million.
SMCI | Q1 2025 Form 10-Q | 9

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Deferred revenue increased $141.8 million as of September 30, 2024 as compared to June 30, 2024. This increase was mainly due to a $81.6 million increase in non-refundable advance consideration or cash consideration received from customers which preceded the Company's satisfaction of the associated performance obligations relating to product sales expected to be fulfilled in the next 12 months. This was accompanied by a $39.9 million increase in deferral on invoiced amounts for service contracts during the period exceeding the recognized revenue from contracts entered into in prior periods.

Transaction Price Allocated to the Remaining Performance Obligations

Remaining performance obligations represent in aggregate the amount of transaction price that has been allocated to performance obligations not delivered, or only partially delivered, as of the end of the reporting period. The Company applies the exemption to not disclose information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less. These performance obligations generally consist of services, such as on-site services, including integration services and extended warranty services that are contracted for one year or less, and products for which control has not yet been transferred. For contracts with a duration of more than one year, the value of the transaction price allocated to deferred revenue as of September 30, 2024 was approximately $558.2 million. The Company expects to recognize approximately 55% of this deferred revenue in the next 12 months, and the remainder thereafter.

Note 3.        Net Income Per Common Share

The following table shows the computation of basic and diluted net income per common share for the three months ended September 30, 2024 and 2023 (in thousands, except per share amounts):

	Three Months Ended September 30,
	2024	2023
Numerator:
Net income - basic	$424,327	$156,995
Convertible Notes interest charge, net of tax	2,749	—
Net income - diluted	$427,076	$156,995

Denominator:
Weighted-average shares outstanding - basic	589,558	530,928
Effect of dilutive Convertible Notes	12,860	—
Effect of dilutive securities	36,730	40,925
Weighted-average shares outstanding - diluted	639,148	571,853

Net income per common share - basic	$0.72	$0.30
Net income per common share - diluted	$0.67	$0.27

For the three months ended September 30, 2024 and 2023, the Company had stock options and restricted stock units ("RSUs") outstanding that could potentially dilute basic earnings per share in the future but were excluded from the computation of diluted net income per share in the periods presented, as their effect would have been anti-dilutive. The anti-dilutive common share equivalents resulting from outstanding equity awards were 3,585,934 and 3,377,300 for the three months ended September 30, 2024 and 2023, respectively.

Potentially dilutive shares of common stock issuable upon conversion of the Company's outstanding 0.00% Convertible Senior Notes due 2029 (the "2029 Convertible Notes") are determined using the if-converted method. For the three months ended September 30, 2024, all such shares issuable upon conversion of the 2029 Convertible Notes were dilutive.

SMCI | Q1 2025 Form 10-Q | 10

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 4.        Balance Sheet Components

The following tables provide details of the selected balance sheet items (in thousands):

Cash, Cash Equivalents and Restricted Cash:

	September 30, 2024	June 30, 2024
Cash and cash equivalents	$2,088,718	$1,669,766
Restricted cash included in other assets	513	507
Total cash, cash equivalents and restricted cash	$2,089,231	$1,670,273

Inventories:

	September 30, 2024	June 30, 2024
Finished goods	$3,559,481	$3,312,768
Work in process	757,925	450,993
Purchased parts and raw materials	613,217	569,268
Total inventories	$4,930,623	$4,333,029

During the three months ended September 30, 2024 and 2023, the Company recorded a net provision for excess and obsolete inventory to cost of sales totaling $9.1 million and $4.5 million, respectively.

Property, Plant and Equipment, net:

	September 30, 2024	June 30, 2024
Land	$160,558	$150,137
Machinery and equipment	163,988	156,496
Buildings	163,764	163,764
Building and leasehold improvements	89,444	72,075
Furniture and fixtures	48,153	46,241
Software	24,665	24,363
Building construction in progress	22,924	14,828
	673,496	627,904
Accumulated depreciation and amortization	(222,436)	(213,896)
Property, plant and equipment, net	$451,060	$414,008

Depreciation and amortization expense for the three months ended September 30, 2024 and 2023 was $9.0 million and $7.0 million, respectively.

SMCI | Q1 2025 Form 10-Q | 11

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Accrued Liabilities:

	September 30, 2024	June 30, 2024
Customer deposits	$96,852	$46,942
Accrued payroll and related expenses	68,947	62,006
Accrued cooperative marketing expenses	20,236	15,967
Operating lease liability	10,654	9,248
Accrued warranty costs	9,872	10,009
Accrued professional fees	7,992	1,699
Other	94,224	113,803
Total accrued liabilities	$308,777	$259,674

Product Warranties:

	Three Months Ended September 30,
	2024	2023
Balance, beginning of the period	$17,815	$14,859
Provision for warranty	11,534	12,529
Costs utilized	(10,999)	(11,804)
Change in estimated liability for pre-existing warranties	(397)	45
Balance, end of the period	17,953	15,629
Current portion	9,872	9,107
Non-current portion	$8,081	$6,522
Accrued warranty costs are included as a component of accrued liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets.

Note 5.        Financial Instruments and Fair Value Measurements

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

SMCI | Q1 2025 Form 10-Q | 12

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The following table sets forth the Company’s financial instruments as of September 30, 2024 and June 30, 2024, which are measured at fair value on a recurring basis by level within the fair value hierarchy. These are classified based on the lowest level of input that is significant to the fair value measurement (in thousands):

September 30, 2024	Level 1	Level 2	Level 3	Asset at Fair Value
Assets
Money market funds (1)	$334	$—	$—	$334
Certificates of deposit	—	491	—	491
Investment in marketable equity security	5,112	—	—	5,112
Auction rate security	—	—	1,829	1,829
Total assets measured at fair value	$5,446	$491	$1,829	$7,766

June 30, 2024	Level 1	Level 2	Level 3	Asset at Fair Value
Assets
Money market funds (1)	$340	$—	$—	$340
Certificates of deposit	—	486	—	486
Investment in marketable equity security	3,686	—	—	3,686
Auction rate security	—	—	1,829	1,829
Total assets measured at fair value	$4,026	$486	$1,829	$6,341

(1) $0.1 million and $0.1 million in money market funds are included cash and cash equivalents and $0.2 million and $0.2 million in money market funds are included in restricted cash, non-current in Other assets in the condensed consolidated balance sheets as of September 30, 2024 and June 30, 2024, respectively.

The carrying amounts of money market funds and certificates of deposit approximate their fair values due to their relatively short maturities.

The investment in marketable equity security is carried at fair value using values available on a public exchange, is based on a Level 1 input, and is recorded in Prepaid expenses and other current assets in the condensed consolidated balance sheets. The unrealized gains and losses of the investment are included in earnings. For the three months ended September 30, 2024 and 2023, an unrealized gain of $1.4 million and unrealized loss of $1.1 million, respectively, has been recorded in Other income, net in the condensed consolidated statements of operations.

The Company’s investment in an auction rate security is classified as an available for sale security within Level 3 of the fair value hierarchy as the determination of its fair value was not based on observable inputs as of September 30, 2024 and June 30, 2024. The Company is using the discounted cash flow method to estimate the fair value of the auction rate security at each period end and using the following assumptions: (i) the expected yield based on observable market rate of similar securities, (ii) the security coupon rate that is reset monthly, (iii) the estimated holding period and (iv) a liquidity discount. The liquidity discount assumption is based on the management estimate of lack of marketability discount of similar securities and is determined based on the analysis of financial market trends over time, recent redemptions of securities and other market activities. The Company performed a sensitivity analysis and applying a change of either plus or minus 100 basis points in the liquidity discount does not result in a significantly higher or lower fair value measurement of the auction rate security as of September 30, 2024.

For the three months ended September 30, 2024 and 2023, the unrealized gains and losses for the auction rate security in other comprehensive income are immaterial.

On a quarterly basis, the Company also evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, current economic conditions, and reasonable economic forecasts that affect collectability. For the three months ended September 30, 2024 and 2023, the credit losses related to the Company’s investments were not material.
SMCI | Q1 2025 Form 10-Q | 13

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

There were no transfers between Level 1, Level 2 or Level 3 financial instruments in the three months ended September 30, 2024 and 2023.

Financial Instruments Measured at Fair Value on a Non-Recurring Basis

The Company's non-marketable equity securities consist of investments in privately held companies without readily determinable fair values and are classified as Level 2 in the fair value hierarchy. There were no additional investments during the three months ended September 30, 2024 and 2023. The Company accounts for these investments at cost less impairment, if any, plus or minus changes from observable price changes in orderly transactions for the identical or similar investments by the same issuer.

The Company performed a qualitative assessment to identify impairment indicators and recorded an impairment of $0.0 million and $1.6 million for the three months ended September 30, 2024 and 2023, respectively, in Other income, net on the condensed consolidated statement of operations.

As of September 30, 2024 and June 30, 2024, the Company had $54.6 million of investments in privately held companies recorded in Other assets on the condensed consolidated balance sheets for which the measurement alternative was elected.

Financial Instruments Not Recorded at Fair Value

The Company estimates the fair value of outstanding debt and its 2029 Convertible Notes for disclosure purposes on a recurring basis.

As of September 30, 2024 and June 30, 2024, total debt of $559.5 million and $476.4 million, respectively, is reported at amortized cost. The outstanding debt was categorized as Level 2 as it is not actively traded. The carrying value approximates fair value.

The estimated fair value of the 2029 Convertible Notes was $1,386.3 million as of September 30, 2024. The estimated fair value of the 2029 Convertible Notes was determined through consideration of quoted market prices. The 2029 Convertible Notes are categorized as Level 2 since their fair value was based on Level 2 inputs of quoted prices.
SMCI | Q1 2025 Form 10-Q | 14

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 6.        Lines of Credit and Term Loans

Short-term and long-term loan obligations as of September 30, 2024 and June 30, 2024 consisted of the following (in thousands):

	September 30,	June 30,
	2024	2024
Line of credit:
CTBC Credit Lines	$68,253	$184,573
Chang Hwa Bank Credit Lines	9,470	9,215
HSBC Bank Credit Lines	—	30,000
E.SUN Bank Credit Lines	—	60,000
Mega Bank Credit Lines	50,000	50,000
First Bank Credit Lines	28,084	28,084
Yuanta Bank Credit Lines	47,000	—
Total line of credit	202,807	361,872
Term loan facilities:
Bank of America Term Loan	249,407	—
Chang Hwa Bank Credit Facility due October 15, 2026	16,440	17,918
CTBC Term Loan Facility, due June 4, 2030	30,664	31,155
CTBC Term Loan Facility, due August 15, 2026	2,799	3,079
E.SUN Bank Term Loan Facility, due September 15, 2026	20,202	22,116
E.SUN Bank Term Loan Facility, due August 15, 2027	11,969	12,645
Mega Bank Term Loan Facility, due October 3, 2026	25,253	27,644
Total term loans	356,734	114,557
Total lines of credit and term loans	559,541	476,429
Lines of credit and current portion of term loans	493,808	402,346
Term loans, non-current	$65,733	$74,083

SMCI | Q1 2025 Form 10-Q | 15

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Activities under Revolving Lines of Credit and Term Loans

Available borrowings and interest rates as of September 30, 2024 and June 30, 2024 consisted of the following (in thousands except for percentages):

	September 30, 2024		June 30, 2024
	Available borrowings	Interest rate	Available borrowings	Interest rate
Line of credit:
2018 Bank of America Credit Facility	$280,000	6.82%	$350,000	6.82%
2022 Bank of America Credit Facility	$20,000	6.49%	$20,000	6.49%
Cathay Bank Line of Credit	$132,000	7.16%	$132,000	7.33%
CTBC Credit Lines	$116,747	2.15% - 6.03%	$427	2.09% - 6.13%
Chang Hwa Bank Credit Lines	$20,000	1.88% - 5.70%	$20,000	1.88% - 6.33%
HSBC Bank Credit Lines	$50,000	2.03% - 6.25%	$20,000	2.03% - 6.28%
E.SUN Bank Credit Lines	$60,000	2.02% - 6.17%	$—	2.02% - 6.17%
Mega Bank Credit Lines	$—	1.90% - 5.56%	$—	1.90% - 5.80%
First Bank Credit Lines	$1,916	2.03% - 6.19%	$1,916	2.03% - 6.19%
Yuanta Bank Credit Lines	$1,927	2.32% - 5.95%	$47,610	2.32% - 6.33%

Term loan facilities:
Bank of America Term Loan	$250,000	6.63%	$—	n/a
Chang Hwa Bank Credit Facility due October 15, 2026	$—	1.68%	$—	1.68%
CTBC Term Loan Facility, due June 4, 2030	$—	1.33%	$—	1.33%
CTBC Term Loan Facility, due August 15, 2026	$—	1.53% - 2.03%	$—	1.53%
E.SUN Bank Term Loan Facility, due September 15, 2026	$—	1.87% - 2.17%	$—	1.87%
E.SUN Bank Term Loan Facility, due August 15, 2027	$—	1.87%	$—	1.87%
Mega Bank Term Loan Facility, due October 3, 2026	$—	1.52% - 1.72%	$—	1.52% - 1.72%
See Note 7 "Short-term and Long-term Debt” and Note 16 "Subsequent Events" of the Company’s 2024 10-K for a more complete description of the Company's credit facilities.

The Company entered into new agreements during the three months ended September 30, 2024 with the following terms:

Bank of America

Bridge Term Loan Facility

On July 19, 2024, the Company entered into a Term Loan Credit Agreement, by and among the Company, the lenders party thereto,and Bank of America, N.A., as the administrative agent (the “Term Loan Agent”), which provided for a $500 million term loan facility (the “Bridge Term Loan Facility”). On September 27, 2024, the Company entered into Amendment No. 1 to Term Loan Credit Agreement (the “Term Loan Amendment”), by and among the Company, the lenders party thereto, and the Term Loan Agent, which amended the Bridge Term Loan Facility to, among other things, extend the date by which the Company was required to deliver its audited financial statements for its fiscal year 2024 under the Bridge Term Loan Facility from September 28, 2024 to November 27, 2024 and required the Company to prepay $250 million of the term loans outstanding thereunder.

SMCI | Q1 2025 Form 10-Q | 16

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
2018 Bank of America Credit Facility

On July 19, 2024, the Company entered into an Eighth Amendment to Loan and Security Agreement, by and among the Company, the lenders party thereto, and Bank of America, N.A., as administrative agent for the lenders (the “ABL Agent”), which amends the Loan and Security Agreement, dated as of April 19, 2018 (the “ABL Agreement”) to, among other things, allow for the Company’s entry into and borrowing under the Term Loan Facility.

On September 27, 2024, the Company entered into the Ninth Amendment to the ABL Agreement, by and among the Company, the lenders party thereto, and the ABL Agent, which amended the ABL Agreement to, among other things, extend the date by which the Company was required to deliver its audited financial statements for its fiscal year ended June 30, 2024 under the ABL Agreement and added a $70 million availability block to the U.S borrowing base thereunder.

HSBC Bank

HSBC Bank Credit Lines

On September 9, 2024, the Company repaid the balance of $50 million under the Loan Agreement entered into by Super Micro Computer, Inc. Taiwan (“Taiwan Subsidiary”), a wholly-owned subsidiary of the Company, and the Taiwan affiliate of HSBC Bank, and the loan had remained undrawn since such date.

Principal payments on short-term and long-term debt obligations are due as follows as of September 30, 2024 (in thousands):

Fiscal Year Principal Payments

Remainder of 2025	$483,409
2026	41,594
2027	18,071
2028	6,095
2029	5,411
2030 and thereafter	4,961
Total lines of credit and term loans	$559,541

As of September 30, 2024, the Company was in compliance with all the covenants for the revolving lines of credit and term loans identified in this Note 6.
SMCI | Q1 2025 Form 10-Q | 17

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 7.        Convertible Notes

2029 Convertible Notes

In February 2024, the Company issued $1,725.0 million aggregate principal amount of the 2029 Convertible Notes. The Company received net proceeds from the offering of approximately $1,695.8 million. The Company used approximately $142.1 million of the net proceeds to fund the cost of entering into the Capped Call Transactions described below. The 2029 Convertible Notes will mature on March 1, 2029, unless earlier converted, redeemed or repurchased. On February 20, 2025, the Company executed a first supplemental indenture and second supplemental indenture related to the 2029 Convertible Notes that implemented amendments to the 2029 Convertible Notes. Refer to Note 14, “Subsequent Events,” in the notes to the condensed consolidated financial statements below.

The 2029 Convertible Notes, when issued, did not bear regular interest, and the principal amount of the 2029 Convertible Notes did not accrete. Because the Company did not file its Annual Report on Form 10-K for the fiscal year ended June 30, 2024 in a timely manner, it elected to accrue special interest on the 2029 Convertible Notes and accrued additional interest on the 2029 Convertible Notes in accordance with the indenture governing the 2029 Convertible Notes (the “2029 Convertible Notes Indenture”). Interest expense recognized was $2.2 million for the three months ended September 30, 2024. The 2029 Convertible Notes are convertible into cash, shares of the Company’s common stock, or a combination of cash and shares of common stock, at the Company’s election, at an initial conversion rate of 7.455 shares of common stock per $1,000 principal amount of 2029 Convertible Notes, which is equivalent to an initial conversion price of approximately $134.14 per share of common stock. The conversion rate is subject to customary adjustments for certain events as described in the 2029 Convertible Notes Indenture. Special interest and additional interest will accrue on the 2029 Convertible Notes in the circumstances and at the rates described in the 2029 Convertible Notes Indenture and have accrued on the 2029 Convertible Notes subsequent to June 30, 2024 as described above. The debt issuance costs are amortized to interest expense. The 2029 Convertible Notes do not contain financial maintenance covenants.

Holders may convert their 2029 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter, if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of Company’s common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company’s common stock, as described in the 2029 Convertible Notes Indenture; (4) if the Company calls such notes for redemption; and (5) at any time from, and including, September 1, 2028 until the close of business on the second scheduled trading day immediately before the maturity date.

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

SMCI | Q1 2025 Form 10-Q | 18

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The 2029 Convertible Notes have customary provisions relating to the occurrence of “events of default” (as defined in the 2029 Convertible Notes Indenture). The occurrence of such events of default may result in the acceleration of all amounts due under the 2029 Convertible Notes. The 2029 Convertible Notes were not eligible for conversion as of September 30, 2024. No sinking fund is provided for the 2029 Convertible Notes.

The 2029 Convertible Notes are general unsecured obligations of the Company and rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2029 Convertible Notes; equal in right of payment with all of the Company’s existing and future senior, unsecured indebtedness; effectively subordinated to any of the Company’s existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness; and structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity if any, of the Company’s current or future subsidiaries. As of September 30, 2024, none of the conditions permitting the holders of the 2029 Convertible Notes to convert their notes early had been met. Therefore, the 2029 Convertible Notes are classified as long-term debt.

The Company accounted for the issuance of the 2029 Convertible Notes as a single liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives.

The carrying value of the 2029 Convertible Notes, net of unamortized issuance costs of $25.8 million, was $1,699.2 million as of September 30, 2024. Interest expense related to the amortization of debt issuance costs was $1.5 million for the quarter ended September 30, 2024. The effective interest rate is 0.34%.

Capped Calls

In connection with the issuance of the 2029 Convertible Notes, the Company entered into privately negotiated capped call transactions (collectively, the “Capped Call Transactions”) with certain financial institutions (the “Capped Call Counterparties”). The Capped Call Transactions are expected generally to reduce the potential dilution to the Company’s common stock upon conversion of the 2029 Convertible Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of the 2029 Convertible Notes, as the case may be, with such reduction and/or offset, in each case subject to a cap. In connection with the amendment of the 2029 Convertible Notes, the Company entered into agreements to amend certain terms of the Capped Call Transactions. Refer to Note 14, “Subsequent Events,” below.

The Capped Call Transactions initially have a strike price of $134.14 per share, subject to certain adjustments, which corresponds to the initial conversion price of the 2029 Convertible Notes. The cap price of the Capped Call Transactions was initially $195.10 per share of common stock subject to certain adjustments under the terms of the Capped Call Transactions.

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

SMCI | Q1 2025 Form 10-Q | 19

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 8.        Leases
The Company leases offices, warehouses and other premises, vehicles and certain equipment under non-cancelable operating leases. Operating lease expense recognized and supplemental cash flow information related to operating leases for the three months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended September 30,
	2024	2023
Operating lease expense (including expense for lease agreements with related parties of $165 and $139 for the three months ended September 30, 2024 and 2023, respectively)	$3,226	$2,184
Cash payments for operating leases (including payments to related parties of $165 and $128 for the three months ended September 30, 2024 and 2023, respectively)	$2,863	$2,083
New operating lease assets obtained in exchange for operating lease liabilities	$17,782	$9,177

During the three months ended September 30, 2024 and 2023, the Company’s costs related to short-term lease arrangements for real estate and non-real estate assets were immaterial. Non-lease variable payments expensed in the three months ended September 30, 2024 and 2023 were immaterial.

As of September 30, 2024, the weighted average remaining lease term for operating leases was 6.1 years and the weighted average discount rate was 5.2%. As of September 30, 2023, the weighted average remaining lease term for operating leases was 3.5 years and the weighted average discount rate was 4.1%. The short-term portion of the lease liability is included in accrued liabilities and the long-term portion of the lease liability is included in other long-term liabilities on the condensed consolidated balance sheets. Maturities of operating lease liabilities under non-cancelable operating lease arrangements as of September 30, 2024 were as follows (in thousands):

Fiscal Year:	Maturities of operating leases (1)
Remainder of 2025	$7,233
2026	10,394
2027	9,488
2028	8,241
2029	7,598
2030 and beyond	19,496
Total future lease payments	62,450
Less: Imputed interest	(10,951)
Present value of operating lease liabilities	51,499
Less: Current portion	(10,654)
Long-term portion of operating lease liabilities	$40,845
(1) The table does not include amounts pertaining to leases that have not yet commenced.

SMCI | Q1 2025 Form 10-Q | 20

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Lease executed but not commenced

In June 2024, the Company entered into a lease agreement for a 21 megawatt data center co-location space located in Vernon, California (the “Data Center Space”) that will expire on August 31, 2035. As this lease has not yet commenced, it is not reflected in the condensed consolidated balance sheets or in the table above. Concurrently, the Company sublicensed this space to an unrelated party (the “Sublicensee”) for the same term expiring on August 31, 2035, which also has not yet commenced. Pursuant to the sublicense, the Company will sublicense the Data Center Space lease to the Sublicensee, and the Sublicensee will assume all rights and obligations with respect to the Data Center Space lease. The Company expects to account for the lease as an operating lease and the sublicense as a sublease under ASC 842. The future undiscounted fixed non-cancelable payment obligation pertaining to the data center lease is approximately $411.8 million and future minimum sublicense receipts are approximately $436.5 million.

The Company holds an equity investment of $42.5 million in the sublicensee, which is classified under investments in privately held companies and recorded in Other assets on the condensed consolidated balance sheets. The sublicensee does not meet the criteria of a related party. Additionally, the sublicensee has been a customer of the Company, and the Company concluded that equity investment agreements and sub-licensing agreement are separate from revenue contracts as all transactions have been recorded at the respective fair values.

Related party leases

The Company has entered into lease agreements with related parties. See Note 9, "Related Party Transactions" for further discussion.

Note 9.        Related Party Transactions

The Company has a variety of business relationships with Ablecom and Compuware. Ablecom and Compuware are both Taiwan corporations. Ablecom is one of the Company’s major contract manufacturers; Compuware is both a distributor of the Company’s products and a contract manufacturer for the Company. Ablecom’s Chief Executive Officer, Steve Liang, is the brother of Charles Liang, the Company’s President, Chief Executive Officer and Chairman of the Board. Steve Liang and his family members owned approximately 35.0% of Ablecom’s stock and Charles Liang and his spouse, Sara Liu, who is also an officer and director of the Company, collectively owned approximately 10.5% of Ablecom’s capital stock as of September 30, 2024. Bill Liang, a brother of both Charles Liang and Steve Liang, is a member of the Board of Directors of Ablecom. Bill Liang is also the Chief Executive Officer of Compuware, Chairman of Compuware’s Board of Directors and a holder of equity interest in Compuware. Steve Liang is also a member of Compuware’s Board of Directors and is an equity holder of Compuware. Neither Charles Liang nor Sara Liu own any capital stock of Compuware and the Company does not own any of Ablecom or Compuware’s capital stock. In addition, a sibling of Yih-Shyan (Wally) Liaw, who is the Company's Senior Vice President, Business Development and a director of the Company, owns approximately 11.7% of Ablecom’s capital stock and 8.7% of Compuware’s capital stock.

In October 2018, the Company's Chief Executive Officer, Charles Liang, personally borrowed approximately $12.9 million from Chien-Tsun Chang, the spouse of Steve Liang. The loan is unsecured, has no maturity date and bore interest at 0.8% per month for the first six months, increased to 0.85% per month through February 28, 2020, and reduced to 0.25% effective March 1, 2020. The loan was originally made at Mr. Liang's request to provide funds to repay margin loans to two financial institutions, which loans had been secured by shares of the Company's common stock that he held. The lenders called the loans in October 2018, following the suspension of the Company's common stock from trading on NASDAQ in August 2018 and the decline in the market price of the Company's common stock in October 2018. As of September 30, 2024 and June 30, 2024, the amount due on the unsecured loan (including principal and accrued interest) was approximately $16.5 million and $16.4 million respectively.

Dealings with Ablecom

The Company has entered into a series of agreements with Ablecom, including multiple product development, production and service agreements, credit agreements, product manufacturing agreements, manufacturing services agreements and lease agreements for warehouse space.

SMCI | Q1 2025 Form 10-Q | 21

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Under these agreements, the Company outsources to Ablecom a portion of its design activities and a significant part of its server chassis manufacturing as well as an immaterial portion of other components. Ablecom manufactured approximately 96.8% and 85.5% of the chassis included in the products sold by the Company during the three months ended September 30, 2024 and 2023, respectively. With respect to design activities, Ablecom generally agrees to design certain agreed-upon products according to the Company’s specifications, and further agrees to build the tools needed to manufacture the products. The Company pays Ablecom for the design and engineering services, and further agrees to pay Ablecom for the tooling. The Company retains full ownership of any intellectual property resulting from the design of these products and tooling.

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

The Company’s exposure to financial loss as a result of its involvement with Ablecom is limited to potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products. Outstanding cancelable and non-cancelable purchase orders from the Company to Ablecom on September 30, 2024 were $24.8 million and $48.4 million, respectively, and outstanding cancelable and non-cancelable purchase orders from the Company to Ablecom on June 30, 2024 were $99.0 million and $58.8 million, respectively, effectively representing the exposure to financial loss. The Company does not directly or indirectly guarantee any obligations of Ablecom, or any losses that the equity holders of Ablecom may suffer. Since Ablecom manufactures substantially all the chassis that the Company incorporates into its products, if Ablecom were to suddenly be unable to manufacture chassis for the Company, the Company’s business could suffer if the Company is unable to quickly qualify substitute suppliers who can supply high-quality chassis to the Company in volume and at acceptable prices. The Company has extended a $10.0 million trade credit line with a net 30 days payment terms to Ablecom through a credit agreement that outlines the terms and conditions governing their business dealings.

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

SMCI | Q1 2025 Form 10-Q | 22

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

The Company’s exposure to financial loss as a result of its involvement with Compuware is limited to potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products. Outstanding cancelable and non-cancelable purchase orders from the Company to Compuware on September 30, 2024 were $117.2 million and $88.3 million, respectively, and outstanding cancelable and non-cancelable purchase orders from the Company to Compuware on June 30, 2024 were $129.7 million and $93.5 million, respectively, effectively representing the exposure to financial loss. The Company does not directly or indirectly guarantee any obligations of Compuware, or any losses that the equity holders of Compuware may suffer.

Dealings with Leadtek Research Inc.

In October 2023, Ablecom and Compuware acquired an approximately 30% interest in Leadtek Research Inc. (“Leadtek”), a Taiwan company specializing in providing professional graphics cards and workstation solutions (the “Leadtek Investment”). Prior to the Leadtek Investment, none of the Company’s related parties had direct or indirect material interests in any transactions in which the Company was a participant with Leadtek. Commencing with the closing of the Leadtek Investment, Steve Liang and Bill Liang have served as two of the seven members of the Leadtek board of directors. At the time of Leadtek Investment, Leadtek was, and it continues to be, an authorized reseller of the Company. During the three months ended September 30, 2024, the Company engaged in transactions in which it sold $0.1 million of servers to Leadtek and purchased $0.4 million of graphics cards from Leadtek.

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

The Company monitors the investment for events or circumstances indicative of potential impairment and makes appropriate reductions in carrying values if it determines that an impairment charge is required. The carrying value of the equity investment in the corporate venture was $5.0 million and $4.6 million as of September 30, 2024 and June 30, 2024, respectively, recorded in Other assets on the condensed consolidated balance sheets. The Company performed its impairment analysis on this investment and concluded the carrying value is not impaired as of September 30, 2024 and June 30, 2024. No impairment charge was recorded for the three months ended September 30, 2024 and 2023.

The Company sold products worth $4.8 million and $0.8 million to the Corporate Venture during the three months ended September 30, 2024 and 2023, respectively. The Company’s share of intra-entity profits on the products that remained unsold by the Corporate Venture as of September 30, 2024 and June 30, 2024 have been eliminated and have reduced the carrying value of the Company’s investment in the Corporate Venture. To the extent that the elimination of intra-entity profits reduces the investment balance below zero, such amounts are recorded within accrued liabilities. The Company had $0.9 million and $5.1 million due from the Corporate Venture in accounts receivable, net as of September 30, 2024 and June 30, 2024, respectively.

SMCI | Q1 2025 Form 10-Q | 23

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Other Transactions

For the three months ended September 30, 2024, the Company had immaterial chargebacks from Green Earth Liang’s Inc. (“Green Earth”), an entity affiliated with the Company’s Chief Executive Officer. As of September 30, 2024, the amounts due from Green Earth are immaterial. As of June 30, 2024, the amounts due to and from Green Earth are immaterial.

The Company had the following balances related to transactions with its related parties as of September 30, 2024 and June 30, 2024 (in thousands):

	Ablecom		Compuware		Corporate Venture		Leadtek		Total
	September 30, 2024	June 30, 2024	September 30, 2024	June 30, 2024	September 30, 2024	June 30, 2024	September 30, 2024	June 30, 2024	September 30, 2024	June 30, 2024

Accounts receivable	$2	$1	$7,037	$142	$933	$5,075	$19	$976	$7,991	$6,194
Other receivable (1)	$2,393	$1,927	$12,681	$10,012	$—	$—	$—	$—	$15,074	$11,939
Accounts payable	$128,628	$98,629	$73,220	$66,436	$—	$—	$171	$230	$202,019	$165,295
Accrued liabilities (2)	$300	$—	$100	$170	$—	$—	$—	$—	$400	$170

(1) Other receivables include receivables from vendors included in prepaid and other current assets.
(2) Includes current portion of operating lease liabilities included in other current liabilities.

The Company’s results from transactions with its related parties for each of the three months ended September 30, 2024 and 2023, are as follows (in thousands):

	Ablecom		Compuware		Corporate Venture		Leadtek		Total
	Three months ended September 30,		Three months ended September 30,		Three months ended September 30,		Three months ended September 30,		Three months ended September 30,
	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023

Net sales	$2	$2	$9,975	$16,606	$4,827	$788	$71	$—	$14,875	$17,396
Purchases - inventory	$137,507	$46,614	$102,117	$66,493	$—	$—	$427	$—	$240,051	$113,107
Purchases - other miscellaneous items	$6,354	$4,759	$737	$417	$—	$—	$—	$—	$7,091	$5,176

SMCI | Q1 2025 Form 10-Q | 24

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The Company’s cash flow impact from transactions with its related parties for each of the three months ended September 30, 2024 and 2023, are as follows (in thousands):

	Ablecom		Compuware		Corporate Venture		Leadtek		Total
	Three months ended September 30,		Three months ended September 30,		Three months ended September 30,		Three months ended September 30,		Three months ended September 30,
	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023

Changes in accounts receivable	$(2)	$(2)	$(6,895)	$2,436	$4,142	$1,704	$958	$—	$(1,797)	$4,138
Changes in other receivable	$(466)	$558	$(2,669)	$2,269	$—	$—	$—	$—	$(3,135)	$2,827
Changes in accounts payable	$29,999	$8,765	$6,784	$(5,784)	$—	$—	$(59)	$—	$36,724	$2,981
Changes in accrued liabilities	$300	$(745)	$(70)	$3,232	$—	$—	$—	$—	$230	$2,487
Changes in other long-term liabilities	$237	$—	$—	$(80)	$—	$—	$—	$—	$237	$(80)
Purchases of property, plant and equipment	$2,925	$782	$204	$44	$—	$—	$—	$—	$3,129	$826
Unpaid property, plant and equipment	$3,906	$3,672	$153	$—	$—	$—	$—	$—	$4,059	$3,672

SMCI | Q1 2025 Form 10-Q | 25

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 10.        Stock-based Compensation and Stockholders’ Equity

Preferred Stock

The Company has 10,000,000 shares of undesignated preferred stock, $0.001 par value per share, authorized but not issued with rights and preferences determined by the Company’s Board of Directors at the time of issuance of such shares. As of September 30, 2024 and 2023, there were no shares of preferred stock issued and outstanding.

Common Stock

The Company may issue up to 1,000,000,000 shares of common stock, $0.001 par value per share. The holders of our Company's common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders.

Equity Incentive Plan

On June 5, 2020, the stockholders of the Company approved the 2020 Equity and Incentive Compensation Plan (the “Original 2020 Plan”). The maximum number of shares available under the Original 2020 Plan was 50,000,000, plus 10,450,000 shares of common stock that remained available for future awards under the 2016 Equity Incentive Plan (the “2016 Plan”), at the time of adoption of the Original 2020 Plan. No other awards can be granted under the 2016 Plan and 72,460,000 shares of common stock remained reserved for outstanding awards issued under the 2016 Plan at the time of adoption of the Original 2020 Plan. On May 18, 2022, the stockholders of the Company approved an amendment and restatement of the Original 2020 Plan which, among other things, increased the number of shares available for award under the 2020 Plan by an additional 20,000,000 shares.

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

As of September 30, 2024, the Company had 9,926,450 authorized shares available for future issuance under the 2020 Plan.

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

SMCI | Q1 2025 Form 10-Q | 26

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Determining Fair Value

The fair value of the Company's RSUs are based on the closing market price of the Company's common stock on the date of grant. The Company estimates the fair value of stock options granted using the Black-Scholes-option-pricing model. This fair value is then amortized ratably over the requisite service periods of the awards, which is generally the vesting period. The key inputs in using the Black-Scholes-option-pricing model were as follows:

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

The fair value of stock option grants for the three months ended September 30, 2024 and 2023 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,
	2024	2023
Risk-free interest rate	3.82% - 4.00%	4.15% - 4.32%
Expected term	3.00 years - 5.98 years	3.00 years - 5.99 years
Dividend yield	—%	—%
Volatility	63.67% - 69.97%	56.87% - 58.27%
Weighted-average fair value of options	$40.71	$18.83

The following table shows total stock-based compensation expense included in the condensed consolidated statements of operations for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023
Cost of sales	$3,959	$5,904
Research and development	36,527	35,710
Sales and marketing	7,763	5,665
General and administrative	15,765	10,100
Stock-based compensation expense before taxes	64,014	57,379
Income tax impact	(15,873)	(16,049)
Stock-based compensation expense, net	$48,141	$41,330

During the three months ended September 30, 2024, stock-based compensation expense capitalized to our condensed consolidated balance sheets was $0.1 million. No stock-based compensation expense was capitalized for the three months ended September 30, 2023.

SMCI | Q1 2025 Form 10-Q | 27

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
As of September 30, 2024, $191.3 million of unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 3.12 years and $551.1 million of unrecognized compensation cost related to unvested RSUs is expected to be recognized over a weighted-average period of 2.65 years.

Stock Option Activity

2021 CEO Performance Award

In March 2021, the Company’s Compensation Committee of the Board of Directors (the “Compensation Committee”) approved the grant of a stock option award for 10,000,000 shares of common stock to the Company’s CEO (the “2021 CEO Performance Stock Option”). As of September 30, 2024, the 2021 CEO Performance Stock Option had fully vested based upon achievement of operational and stock price milestones as follows:

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

During the three months ended September 30, 2024 and 2023, the Company recognized compensation expense related to the 2021 CEO Performance Stock Option of $0.0 million and $0.2 million, respectively. As of September 30, 2024 and June 30, 2024, the Company had no unrecognized compensation cost related to the 2021 CEO Performance Stock Option.

SMCI | Q1 2025 Form 10-Q | 28

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

The achievement status of the operational and stock price milestones as of September 30, 2024 was as follows:

Annualized Revenue Milestone (in billions)(1)	Achievement Status	Stock Price Milestone(1)	Achievement Status
$13.0	Probable	$45.00	Achieved (2)
$15.0	Probable	$60.00	Achieved (3)
$17.0	Probable	$75.00	Achieved (4)
$19.0	Probable	$90.00	Achieved (5)
$21.0	Probable	$110.00	Not yet achieved

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
SMCI | Q1 2025 Form 10-Q | 29

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
During the three months ended September 30, 2024, the Company recognized compensation expense related to the 2023 CEO Performance Stock Option of $7.7 million. As of September 30, 2024, the Company had $11.2 million in unrecognized compensation cost related to the 2023 CEO Performance Stock Option. The unrecognized compensation cost as of September 30, 2024 is expected to be recognized over a period of 2.25 years.

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

The following table summarizes stock option activity during the three months ended September 30, 2024 under all plans:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in Years)
Balance as of June 30, 2024	35,443,550	$17.57
Granted	1,084,500	$66.41	$40.71
Exercised	(1,330,560)	$4.91
Forfeited/Cancelled	(179,250)	$22.61
Balance as of September 30, 2024	35,018,240	$19.53		6.99
Options vested and expected to vest as of September 30, 2024	35,018,240	$19.53
Options exercisable as of September 30, 2024	19,316,140	$5.18		5.49

The total pretax intrinsic value of options exercised during the three months ended September 30, 2024 and 2023 was $63.1 million and $45.9 million, respectively.

SMCI | Q1 2025 Form 10-Q | 30

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
RSU Activity

The following table summarizes RSU activity during the three months ended September 30, 2024 under all plans:

	Time-Based RSUs Outstanding	Weighted Average Grant-Date Fair Value per Share
Balance as of June 30, 2024	21,272,990	$24.19
Granted	2,111,600	$66.53
Released	(2,264,940)	$13.63
Forfeited	(274,200)	$33.62
Balance as of September 30, 2024	20,845,450	$29.51

SMCI | Q1 2025 Form 10-Q | 31

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 11.        Income Taxes

The Company recorded a provision for income taxes of $74.7 million and $20.2 million for the three months ended September 30, 2024 and 2023, respectively. The effective tax rate was 15.0% and 11.4% for the three months ended September 30, 2024 and 2023, respectively. The effective tax rate for the three months ended September 30, 2024 was higher than that for the three months ended September 30, 2023, primarily due to the decreases in the stock-based compensation tax deduction and research tax credit and the increase in state tax liability in the three months ended September 30, 2024. The effective tax rates for the first three months of fiscal years 2025 and 2024 were lower than the U.S. federal statutory rate of 21% primarily due to tax benefits from the foreign-derived intangible income deduction, stock-based compensation, and the U.S. federal research tax credit.

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

In general, the federal statute of limitations remains open for tax years ended June 30, 2021 through 2024. Various states' statutes of limitations remain open in general for tax years ended June 30, 2020 through 2024. Certain statutes of limitations in major foreign jurisdictions remain open for the tax years ended June 30, 2019 through 2024. It is reasonably possible that the Company's gross unrecognized tax benefits will decrease by approximately $4.1 million, in the next 12 months, due to the lapse of the statute of limitations. These adjustments, if recognized, would positively impact the Company's effective tax rate, and would be recognized as additional tax benefits.

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
SMCI | Q1 2025 Form 10-Q | 32

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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

Other legal proceedings and indemnifications

In addition to the matters described above, from time to time, the Company has been involved in various legal proceedings, disputes, claims, and regulatory or governmental inquiries and investigations arising from the normal course of business activities. The resolution of any such matters have not had a material impact on the Company’s condensed consolidated financial condition, results of operations or liquidity as of September 30, 2024 and any prior periods.

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

Purchase Commitments - The Company has agreements to purchase inventory and non-inventory items primarily through the next 12 months. As of September 30, 2024, these remaining non-cancelable commitments were $4.9 billion, including $136.7 million for related parties. The Company also reviews and assesses the need for expected loss liabilities on a quarterly basis for all products it does not expect to sell for but has committed purchases from suppliers. There were no loss liabilities recognized as of September 30, 2024 and $26.4 million of loss liabilities were recognized in Accrued liabilities in the condensed consolidated balance sheets from purchase commitments as of June 30, 2024.

Lease Commitments - See Note 8, "Leases," for a discussion of the Company's operating lease commitments.
SMCI | Q1 2025 Form 10-Q | 33

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 13.        Segment Reporting

The Company operates in one operating segment that develops and provides high performance server solutions based upon an innovative, modular and open-standard architecture. The Company’s chief operating decision maker is the Chief Executive Officer.

The following is a summary of property, plant and equipment, net (in thousands):

	September 30,	June 30,
	2024	2024
Long-lived assets:
United States	$295,095	$281,874
Taiwan	112,228	107,878
Other	43,737	24,256
	$451,060	$414,008

The table above excludes other assets, goodwill and intangible assets. Operating lease assets in the United States and the Netherlands were $39.5 million and $6.6 million as of September 30, 2024, respectively. Operating lease assets in the United States were $29.3 million as of June 30, 2024. Operating lease assets in all other countries were less than 10% as of September 30, 2024 and June 30, 2024.

For the three months ended September 30, 2024 and 2023, 71.4% and 76.4% of the Company’s revenues were from the United States. Other countries were individually less than 10%. The Company’s revenue by geographic region is based on where the products were shipped to for the three months ended September 30, 2024 and 2023.

Note 14. Subsequent Events

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

Bank of America Bridge Term Loan Facility

On November 1, 2024, the Company prepaid in full and terminated its obligations under the Term Loan Credit Agreement, dated as of July 19, 2024, by and among the Company, the lenders party thereto, and Bank of America, N.A., as the administrative agent, as amended or otherwise modified.

E.SUN Bank Term Loan Facilities and Credit Lines

On November 14, 2024, the Company’s Taiwan subsidiary (the “Subsidiary”) entered into amendments (the “E.SUN Amendments”) of various Notifications and Confirmations of Credit Agreements (the “Notifications and Confirmations”) previously entered into with E.SUN Bank, which among other things, extended the time period for the financial statements
SMCI | Q1 2025 Form 10-Q | 34

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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

2018 Bank of America Credit Facility

On November 20, 2024, the Company prepaid in full and terminated its obligations under the 2018 Bank of America Credit Facility.

2022 Bank of America Credit Facility

On November 20, 2024, the Company, through its Taiwan subsidiary, terminated its obligations under the 2022 Bank of America Credit Facility with respect to the credit lines with Bank of America – Taipei Branch.

HSBC Bank Credit Lines

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

SMCI | Q1 2025 Form 10-Q | 35

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
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

SMCI | Q1 2025 Form 10-Q | 36

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Quarterly Report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that involve risks and uncertainties. These statements relate to future events or our future financial performance based on management’s beliefs and assumptions and on information currently available to management. In some cases, you can identify forward-looking statements by terminology including “would,” “could,” “may,” “will,” “goal,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “project,” “estimate,” “predict,” “potential,” “probable of achievement,” or “continue,” the negative of these terms or other comparable terminology. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks discussed under the heading “Risk Factors” in Part II, Item 1A of this filing and in Part I, Item IA of our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (the “2024 10-K”). Given these risks, uncertainties, and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, whether as a result of new information, future events or otherwise. We cannot guarantee future results, levels of activity, performance or achievements.

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our condensed consolidated financial statements and related footnotes included elsewhere in this Quarterly Report and our 2024 10-K, which includes our consolidated financial statements for the fiscal years ended June 30, 2024 and 2023.

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

We commenced operations in 1993 and have been profitable every year since inception. For the three months ended September 30, 2024 and 2023, our net income was $424.3 million and $157.0 million, respectively. In order to increase our sales and profits, we believe that we must continue to develop flexible and application optimized server and storage solutions and be among the first to market with new features and products and deliver Total IT Solutions that combine server, storage, networking and software that is integrated, validated and delivered at the rack and cluster (multi-rack) level. We must also continue to expand our software and customer service and support offerings, particularly as we increasingly focus on larger enterprise and large data center customers. Additionally, we must focus on development of our sales partners and distribution channels to further expand our market share. We measure our financial success based on various indicators, including growth in net sales, gross profit margin, operating margin, and growth in net income per common share. Among the key non-financial indicators of our success is our ability to rapidly introduce new products and deliver the latest application-optimized server and storage solutions. In this regard, we work closely with microprocessor and other key component vendors to take advantage of new technologies as they are introduced. Historically, our ability to introduce new products rapidly has allowed us to benefit from technology transitions such as the introduction of new GPUs, microprocessors and storage technologies. As a result, we monitor the product introduction cycles of NVIDIA Corporation, Intel Corporation, Advanced Micro Devices, Inc., Broadcom Inc., Samsung Electronics Company Limited, Micron Technology, Inc. and others closely and carefully. This also impacts our research and development expenditures as we continue to invest more in our current and future product development efforts.

Artificial Intelligence and Data Centers

The increased use of artificial intelligence ("AI"), which has required increased datacenter capabilities, has substantially increased demand for our products in the recent past. We expect that the AI market, and thus the need for additional datacenter capabilities, will continue to strengthen, and we will therefore continue to enhance our product capabilities and breadth of our service offerings to meet the demand of the AI market and datacenters. We believe that the configuration of
SMCI | Q1 2025 Form 10-Q | 37

certain of our products to meet the unique needs of the AI market and datacenters differentiates us from many of our competitors and will lead us to secure an even greater market share going forward.

Macroeconomic Factors

Our business and financial outlook have experienced, and may continue to face, challenges due to adverse macroeconomic conditions and uncertainties. These factors encompass labor shortages, disruptions in the supply chain, inflation, higher interest rates, and fluctuations in capital markets.

Financial Highlights

The following is a summary of our financial highlights for the three months ended September 30, 2024 and 2023:

•Net sales increased by 180.1% in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.

•Gross margin declined to 13.1% in the three months ended September 30, 2024 from 16.7% in the three months ended September 30, 2023.

•Operating expenses increased by 47.0% as compared to the three months ended September 30, 2023 and were equal to 4.5% and 8.5% of net sales in the three months ended September 30, 2024 and 2023, respectively.

•Effective tax rate increased to 15.0% in the three months ended September 30, 2024 from 11.4% in the three months ended September 30, 2023.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, net sales and expenses. We evaluate our estimates on an on-going basis based on a) historical experience, and b) assumptions we believe to be reasonable under the circumstances and are not readily apparent from other sources, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Because these estimates can vary depending on the situation, actual results may differ from these estimates. Making estimates and judgments about future events is inherently unpredictable and is subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material impact on our results of operations, financial position and statement of cash flows.

There have been no material changes to our critical accounting policies and estimates as compared to those disclosed in our 2024 10-K.

SMCI | Q1 2025 Form 10-Q | 38

Results of Operations

The following table presents certain items of our condensed consolidated statements of operations expressed as a percentage of revenue.

	Three Months Ended September 30,
	2024		2023
Net sales	100.0%		100.0%
Cost of sales	86.9%		83.3%
Gross profit	13.1%		16.7%
Operating expenses:
Research and development	2.2%		5.2%
Sales and marketing	1.2%		1.7%
General and administrative	1.1%		1.6%
Total operating expenses	4.5%		8.5%
Income from operations	8.6%		8.2%
Other income, net	0.1%		0.3%
Interest expense	(0.3)%		(0.1)%
Income before income tax provision	8.4%		8.4%
Income tax provision	(1.3)%		(1.0)%
Share of loss from equity investee, net of taxes	—%	*	—%	*
Net income	7.1%		7.4%
*Represents an amount less than 0.1%.

Net Sales

Net sales primarily consist of sales of our server and storage solutions, including systems and related services, subsystems and accessories. The main factors that impact net sales of our server and storage systems are the number of servers and racks sold and the average selling prices per server or rack. The main factors that impact net sales of our subsystems and accessories are units shipped and the average selling price per unit. The prices for our server and storage systems range widely depending upon the configuration, including the speed, functionality and performance of key components such as central processing units (“CPUs”), graphic processing units (“GPUs”), solid state drives (“SSDs”), and memory. The prices for our subsystems and accessories can also vary widely based on whether a customer is purchasing power supplies, server boards, chassis or other accessories.

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

The following table presents net sales by product type for the three months ended September 30, 2024 and 2023 (dollars in millions):

	Three Months Ended September 30,		Change
	2024	2023	$	%
Server and storage systems	$5,747.8	$1,966.6	$3,781.2	192.3%
Percentage of total net sales	96.8%	92.8%
Subsystems and accessories	$189.5	$153.1	$36.4	23.8%
Percentage of total net sales	3.2%	7.2%
Total net sales	$5,937.3	$2,119.7	$3,817.6	180.1%

SMCI | Q1 2025 Form 10-Q | 39

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

The following table presents net sales by geographic region for the three months ended September 30, 2024 and 2023 (dollars in millions):

	Three Months Ended September 30,		Change	Change
	2024	2023	$	%
United States	$4,241.3	$1,619.5	$2,621.8	161.9%
Percentage of total net sales	71.4%	76.4%
Asia	$954.6	$225.5	$729.1	323.3%
Percentage of total net sales	16.1%	10.6%
Europe	$645.9	$190.9	$455.0	238.3%
Percentage of total net sales	10.9%	9.0%
Others	$95.5	$83.8	$11.7	14.0%
Percentage of total net sales	1.6%	4.0%
Total net sales	$5,937.3	$2,119.7

The period-over-period increase in overall net sales is driven by an increase in demand from customers for GPU servers, HPC, and rack-scale solutions which have higher ASPs, especially for large enterprise and data center customers from the United States, Asia and Europe sales where they have experienced significant growth. The period-over-period increase of net sales in Asia and Europe is mainly due to an increase in net sales in Singapore, Japan and United Kingdom.

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

SMCI | Q1 2025 Form 10-Q | 40

Cost of sales and gross margin for the three months ended September 30, 2024 and 2023 are as follows (dollars in millions):

	Three Months Ended September 30,		Change
	2024	2023	$	%
Cost of sales	$5,161.7	$1,766.0	$3,395.7	192.3%
Gross profit	$775.6	$353.7	$421.9	119.3%
Gross margin	13.1%	16.7%		(3.6)%

The period-over-period increase in cost of sales was primarily attributed to an increase of $3,347.6 million in costs of components, materials and contract manufacturing expenses, a $24.3 million increase in freight costs primarily related to the increase in net sales volume, a $19.2 million increase in overhead costs and a $4.6 million increase in inventory write-down adjustment.

The period-over-period decrease in the gross margin percentage was primarily due to our strategy to offer competitive pricing to gain market share, increased price competition and a change in product and customer mix.

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

Operating expenses for the three months ended September 30, 2024 and 2023 are as follows (dollars in millions):

	Three Months Ended September 30,		Change
	2024	2023	$	%
Research and development	$132.2	$111.0	$21.2	19.1%
Percentage of total net sales	2.2%	5.2%
Sales and marketing	$68.9	$37.2	$31.7	85.2%
Percentage of total net sales	1.2%	1.7%
General and administrative	$65.3	$32.9	$32.4	98.5%
Percentage of total net sales	1.1%	1.6%
Total operating expenses	$266.4	$181.1	$85.3	47.0%
Percentage of total net sales	4.5%	8.5%

SMCI | Q1 2025 Form 10-Q | 41

Research and development expenses. The period-over-period increase in research and development expenses was driven by an $18.8 million increase in employee related costs including stock-based compensation expense, salary increases and higher headcount as we expanded our workforce and invested in key talent, a $4.4 million increase in product development costs to support next generation products and technologies, offset by a $2.0 million increase in research and development credits received from certain suppliers and customers. We believe that research and development expenses will continue to increase as we continue to expand our workforce and invest in key talent to stay at the forefront of development of next generation products and technologies.

Sales and marketing expenses. The period-over-period increase in sales and marketing expenses was driven by a $23.8 million increase in employee related costs including stock-based compensation expense, salary increases and higher headcount as we expanded our workforce and invested in key talent, and a $11.5 million increase in advertising and other expenses, which was offset by a $3.6 million increase in marketing development funds received. We believe that sales and marketing expenses will continue to increase as we continue to expand our workforce and invest in key talent.

General and administrative expenses. The period-over-period increase in general and administrative expenses was driven by a $20.1 million increase in professional and service fees primarily driven by expenses associated with the circumstances discussed in the Explanatory Note, a $7.9 million increase in employee related costs including stock-based compensation expense, salary increases and higher headcount as we expanded our workforce and invested in key talent and an increase of $4.4 million in other expenses which consisted primarily of increased facility expenses. We believe that general and administrative expenses will continue to increase as we continue to expand our workforce and invest in key talent.

Interest Expense and Other Income, Net

Other income, net consists primarily of interest earned on our investment and cash balances and foreign exchange gains and losses.

Interest expense represents interest expense on our term loans, lines of credit and amortization of the 2029 Convertible Notes issuance costs.

Interest expense and other income, net for the three months ended September 30, 2024 and 2023 are as follows (dollars in millions):

	Three Months Ended September 30,		Change
	2024	2023	$	%
Other income, net	$7.2	$6.6	$0.6	9.1%
Interest expense	(17.4)	(1.9)	(15.5)	815.8%
Interest expense and other income (expense), net	$(10.2)	$4.7	$(14.9)	(317.0)%

The $0.6 million increase in other income, net was driven by an increase in interest and other income, a gain in investment in equity securities, partially offset by foreign currency exchange losses due to weaker US dollar. The $15.5 million increase in interest expense was primarily attributable to higher borrowing and higher interest rates on our outstanding line of credits and term loans and interest related to our 2029 Convertible Notes.

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

SMCI | Q1 2025 Form 10-Q | 42

Income tax provision for income taxes and effective tax rates for the three months ended September 30, 2024 and 2023 are as follows (dollars in millions):

	Three Months Ended September 30,		Change
	2024	2023	$	%
Income tax provision	$74.7	$20.2	$54.5	269.8%
Percentage of total net sales	1.3%	1.0%
Effective tax rate	15.0%	11.4%

Our quarterly effective income tax rate is based on the estimated annual income tax rate forecast and discrete tax items recognized in the period. The effective tax rate for the three months ended September 30, 2024 was higher than that for the three months ended September 30, 2023 primarily due to the decreases in the stock-based compensation tax deduction and research tax credit and the increase in state tax liability in the three months ended September 30, 2024.

Liquidity and Capital Resources

We have financed our growth primarily with funds generated from operations, utilizing borrowing facilities, selling our common stock, and issuing convertible notes. Our recent drivers of liquidity changes have included an increase in the need for working capital due to higher levels of inventory required by growing revenues and to a lesser extent, longer supply chain lead times on certain key components. Our cash and cash equivalents were $2.1 billion and $1.7 billion as of September 30, 2024 and June 30, 2024, respectively. Our cash and cash equivalents in foreign locations were $395.1 million and $337.3 million as of September 30, 2024 and June 30, 2024, respectively.
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
We believe that our current cash, cash equivalents, borrowing capacity available from our credit facilities and internally generated cash flows will be sufficient to support our operating businesses and maturing debt and interest payments for the 12 months following the filing of this Quarterly Report. We continue to evaluate financing options that may be required to support the growth of our business.

Our key cash flow metrics were as follows (dollars in millions):

	Three Months Ended September 30,		Change
	2024	2023
Net cash provided by operating activities	$408.9	$270.5	$138.4
Net cash used in investing activities	$(44.3)	$(7.6)	$(36.7)
Net cash provided by (used in) financing activities	$49.9	$(159.9)	$209.8
Effect of exchange rate fluctuations on cash	$4.5	$(0.2)	$4.7
Net increase in cash, cash equivalents and restricted cash	$419.0	$102.7	$316.3

SMCI | Q1 2025 Form 10-Q | 43

Operating Activities

Net cash provided by operating activities increased by $138.4 million for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. This increase was primarily driven by a $267.3 million increase in net income, offset by a $118.0 million decrease of working capital and a $10.9 million decrease in non-cash charges. The increase in the need for working capital is due to business growth resulting in use of cash for accounts receivable by $287.2 million, a $82.6 million use of cash in accounts payable due to timing of purchases and payments to vendors. This was offset by a $242.3 million increase in other operating assets and liabilities and a $9.5 million increase in inventory due to higher customer demand.

Investing Activities

Net cash used in investing activities increased by $36.7 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 primarily due to an increase in property, plant and equipment of $41.7 million, offset by a decrease in investments of $5.0 million.

Financing Activities

Net cash provided by financing activities increased by $209.8 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The increase was primarily due to an increase of $217.8 million proceeds from borrowings, net of repayment, an increase of $2.2 million proceeds from exercise of stock options, offset by a higher withholding tax payment for equity compensation related activities of $10.2 million in the three months ended September 30, 2024.

Other Factors Affecting Liquidity and Capital Resources

Refer to Note 6, “Lines of Credit and Term Loans,” in our notes to condensed consolidated financial statements in this Quarterly Report for further information on our outstanding bank debt.

On February 11, 2025, we announced that we had entered into privately negotiated agreements with certain holders of the 2029 Convertible Notes to (i) purchase $700.0 million aggregate principal amount of newly issued 2.25% Convertible Senior Notes due 2028 (the “2028 Convertible Notes”), and (ii) amend certain terms of and obtain waivers with respect to the 2029 Convertible Notes. On February 20, 2025, we executed a first supplemental indenture and second supplemental indenture related to the 2029 Convertible Notes that implemented the amendments to the 2029 Convertible Notes and we executed an indenture related to the 2028 Convertible Notes and issued the 2028 Convertible Notes pursuant to the terms of such indenture. Refer to Note 14, “Subsequent Events,” in our notes to condensed consolidated financial statements in this Quarterly Report for further information on the issuance of the 2028 Convertible Notes and the amendment of the terms of the 2029 Convertible Notes.

Capital Expenditure Requirements

We anticipate our capital expenditures for the remainder of fiscal year 2025 will be in range of $98.0 million to $108.0 million, relating primarily to costs associated with expanding our global manufacturing capabilities, including tooling for new products, new information technology investments, and facilities upgrades and expansion. We will also continue to evaluate new business opportunities and new markets. As a result, our future growth within the existing business or new opportunities and markets may dictate the need for additional facilities and capital expenditures to support that growth. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment.

We intend to continue to focus our capital expenditures in the remainder of fiscal year 2025 to support the growth of our operations. Our future capital requirements will depend on many factors including our expected growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced software and services offerings and investments in our office facilities and our IT system infrastructure.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our condensed consolidated financial statements, see Note 1, “Summary of Significant Accounting Policies,” to the condensed consolidated financial statements in this Quarterly Report.

SMCI | Q1 2025 Form 10-Q | 44

SMCI | Q1 2025 Form 10-Q | 45

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in money market funds and certificates of deposit. Our investment in an auction rate security has been classified as non-current due to the lack of a liquid market for these securities. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results of operations. As of September 30, 2024, our investments were in money market funds, certificates of deposits and auction rate securities.

We are exposed to changes in interest rates as a result of our borrowings under our term loans and revolving lines of credit. The interest rates for the term loans and the revolving lines of credit ranged from 1.33% to 7.16% at September 30, 2024 and 1.33% to 7.33% at June 30, 2024. Based on the outstanding principal indebtedness of $559.5 million under our credit facilities as of September 30, 2024, we believe that a 10% change in interest rates would not have a significant impact on our results of operations.

Foreign Currency Risk

To date, our international customer and supplier agreements have been denominated primarily in U.S. dollars and accordingly, we have limited exposure to foreign currency exchange rate fluctuations from customer agreements, and do not currently engage in foreign currency hedging transactions. The functional currency of our subsidiaries in the Netherlands and Taiwan is the U.S. dollar. However, certain loans and transactions in these entities are denominated in a currency other than the U.S. dollar, and thus we are subject to foreign currency exchange rate fluctuations associated with re-measurement to U.S. dollars. Such fluctuations have not been significant historically, and a 10% change in foreign currency exchange rates would not have a significant impact on the results of operations. Realized and unrealized foreign exchange loss for the three months ended September 30, 2024 was $0.3 million. Realized and unrealized foreign exchange gain for the three months ended September 30, 2023 was $7.5 million.

SMCI | Q1 2025 Form 10-Q | 46

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this report due to the material weaknesses in our internal control over financial reporting described below.

As previously reported in our Annual Report on Form 10-K for the year ended June 30, 2024, management identified certain material weaknesses in our internal controls over financial reporting primarily pertaining to: (i) information technology general controls for certain IT systems that support the Company's financial reporting process were not appropriately identified, designed or implemented; (ii) controls to address segregation of duties conflicts were not properly designed and appropriately implemented; (iii) controls and documentation thereof, over the review and approval of manual journal entries were not properly designed and appropriately implemented to prevent unauthorized access to post journal entries; (iv) controls over the completeness and accuracy of information produced by the entity impacting multiple financial statement areas were not properly documented; and (v) management did not design, implement and retain appropriate documentation of control procedures to achieve timely, complete and accurate recording and disclosures across multiple financial statement areas including the timely identification and disclosure of new leasing arrangements and new related party transactions.

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

Notwithstanding the material weaknesses in internal control over financial reporting described above, management believes and has concluded that the condensed consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
SMCI | Q1 2025 Form 10-Q | 47

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

SMCI | Q1 2025 Form 10-Q | 48

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings

The information required by this item is incorporated herein by reference to the information set forth in Note 12 “Commitments and Contingencies” of our notes to condensed consolidated financial statements included in this quarterly report.

Due to the inherent uncertainties of legal proceedings, we cannot predict the outcome of the proceedings at this time, and we can give no assurance that they will not have a material adverse effect on our financial position or results of operations.

Item 1A.    Risk Factors

Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in Part I, Item 1A “Risk Factors” of our 2024 10-K. There have been no material changes in our risk factors as described in such documents.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the three months ended September 30, 2024, we did not repurchase shares of our common stock.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2024, none of the Company’s executive officers or directors entered into trading plans pursuant to Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended, no pre-existing trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) were terminated or modified by the Company’s executive officers and directors, and no other written trading arrangements not intended to qualify for the Rule 10b5-1(c) affirmative defense were adopted, modified, or terminated by the Company’s executive officers and directors.

SMCI | Q1 2025 Form 10-Q | 49

Item 6.     Exhibits

(a) Exhibits.

Exhibit Number	Description

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
SMCI | Q1 2025 Form 10-Q | 50

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SUPER MICRO COMPUTER, INC.

Date:	February 25, 2025	/s/ CHARLES LIANG
Charles Liang President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date:	February 25, 2025	/s/ DAVID WEIGAND
David Weigand Senior Vice President, Chief Financial Officer (Principal Financial Officer)

Date:	February 25, 2025	/s/ KENNETH CHEUNG
Kenneth Cheung Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)
SMCI | Q1 2025 Form 10-Q | 51