Form 10-Q
period 2024-12-31
Super Micro Computer, Inc.
filed 2025-02-25
CIK 1375365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________

Form 10-Q
__________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
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

SUPER MICRO COMPUTER, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED DECEMBER 31, 2024

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

PART I: FINANCIAL INFORMATION

Item 1.        Financial Statements
SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value per share amounts)
 (unaudited)

	December 31,	June 30,
	2024	2024
ASSETS
Current assets:
Cash and cash equivalents	$1,430,002	$1,669,766
Accounts receivable, net of allowance for credit losses of $69 and $73 at December 31, 2024 and June 30, 2024, respectively (including accounts receivable from related parties of $168 and $6,194 at December 31, 2024 and June 30, 2024, respectively)	3,059,510	2,737,331
Inventories	3,596,145	4,333,029
Prepaid expenses and other current assets (including receivables from related parties of $17,350 and $11,939 at December 31, 2024 and June 30, 2024, respectively)	581,413	191,834
Total current assets	8,667,070	8,931,960
Property, plant and equipment, net	477,492	414,008
Deferred income taxes, net	441,250	365,172
Other assets	142,536	114,952
Total assets	$9,728,348	$9,826,092
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including amounts due to related parties of $109,535 and $165,295 at December 31, 2024 and June 30, 2024, respectively)	$549,323	$1,472,381
Accrued liabilities (including amounts due to related parties of $318 and $170 at December 31, 2024 and June 30, 2024, respectively)	229,147	259,674
Income taxes payable	115,114	18,268
Lines of credit and current portion of term loans	154,988	402,346
Deferred revenue	309,238	193,052
Total current liabilities	1,357,810	2,345,721
Deferred revenue, non-current	289,414	223,324
Term loans	53,409	74,083
Convertible notes	1,700,638	1,697,716
Other long-term liabilities	88,611	67,878
Total liabilities	3,489,882	4,408,722
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock and additional paid-in capital, $0.001 par value
Authorized shares: 1,000,000; Issued and outstanding shares: 593,481 and 588,087 at December 31, 2024 and June 30, 2024, respectively	2,907,052	2,830,820
Accumulated other comprehensive income	652	706
Retained earnings	3,330,603	2,585,680
Total Super Micro Computer, Inc. stockholders’ equity	6,238,307	5,417,206
Noncontrolling interest	159	164
Total stockholders’ equity	6,238,466	5,417,370
Total liabilities and stockholders’ equity	$9,728,348	$9,826,092

See accompanying notes to condensed consolidated financial statements.
SMCI | Q2 2025 Form 10-Q | 1

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Net sales (including related party sales of $11,277 and $15,781 in the three months ended December 31, 2024 and 2023, respectively, and $26,152 and $33,177 in the six months ended December 31, 2024 and 2023, respectively)	$5,677,962	$3,664,924	$11,615,218	$5,784,596
Cost of sales (including related party purchases of $136,109 and $112,445 in the three months ended December 31, 2024 and 2023, respectively, and $376,161 and $225,552 in the six months ended December 31, 2024 and 2023, respectively)	5,007,940	3,100,602	10,169,616	4,866,583
Gross profit	670,022	564,322	1,445,602	918,013
Operating expenses:
Research and development	158,229	108,824	290,472	219,851
Sales and marketing	79,568	46,854	148,422	84,084
General and administrative	63,601	37,180	128,885	70,104
Total operating expenses	301,398	192,858	567,779	374,039
Income from operations	368,624	371,464	877,823	543,974
Other income (expense), net	12,959	(7,886)	20,192	(1,273)
Interest expense	(6,535)	(8,131)	(23,889)	(9,994)
Income before income tax provision	375,048	355,447	874,126	532,707
Income tax provision	(56,969)	(61,503)	(131,701)	(81,718)
Share of income from equity investee, net of taxes	2,517	2,024	2,498	1,974
Net income	$320,596	$295,968	$744,923	$452,963
Net income per common share:
Basic	$0.54	$0.55	$1.26	$0.84
Diluted	$0.51	$0.51	$1.17	$0.79
Weighted-average shares used in the calculation of net income per common share:
Basic	592,507	541,354	591,033	536,141
Diluted	636,047	580,777	637,597	576,315

See accompanying notes to condensed consolidated financial statements.
SMCI | Q2 2025 Form 10-Q | 2

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Net income	$320,596	$295,968	$744,923	$452,963
Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain	(148)	6	(54)	18
Total other comprehensive (loss) income, net of tax	(148)	6	(54)	18
Total comprehensive income	$320,448	$295,974	$744,869	$452,981

See accompanying notes to condensed consolidated financial statements.
SMCI | Q2 2025 Form 10-Q | 3

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

Three Months Ended December 31, 2024	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at September 30, 2024	590,997,060	$2,865,947	$800	$3,010,007	$163	$5,876,917
Exercise of stock options	1,597,044	342	—	—	—	342
Release of shares of common stock upon vesting of restricted stock units	2,320,260	—	—	—	—	—
Shares withheld for withholding taxes related to settlement of equity awards	(1,433,012)	(41,499)	—	—	—	(41,499)
Stock-based compensation	—	82,262	—	—	—	82,262
Other comprehensive loss	—	—	(148)	—	—	(148)
Net income (loss)	—	—	—	320,596	(4)	320,592
Balance at December 31, 2024	593,481,352	$2,907,052	$652	$3,330,603	$159	$6,238,466

Three Months Ended December 31, 2023	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at September 30, 2023	532,949,980	$574,718	$651	$1,590,009	$161	$2,165,539
Exercise of stock options	1,524,520	5,287	—	—	—	5,287
Release of shares of common stock upon vesting of restricted stock units	2,133,660	—	—	—	—	—
Shares withheld for withholding taxes related to settlement of equity awards	(586,170)	(15,594)	—	—	—	(15,594)
Issuance of common stock in a public offering, net of issuance costs	23,151,050	582,804	—	—	—	582,804
Stock-based compensation	—	43,061	—	—	—	43,061
Other comprehensive income	—	—	6	—	—	6
Net income	—	—	—	295,968	3	295,971
Balance at December 31, 2023	559,173,040	$1,190,276	$657	$1,885,977	$164	$3,077,074

Six Months Ended December 31, 2024	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2024	588,087,410	$2,830,820	$706	$2,585,680	$164	$5,417,370
Exercise of stock options	2,927,604	6,869	—	—	—	6,869
Release of shares of common stock upon vesting of restricted stock units	4,585,200	—	—	—	—	—
Shares withheld for withholding taxes related to settlement of equity awards	(2,118,862)	(77,036)	—	—	—	(77,036)
Stock-based compensation	—	146,399	—	—	—	146,399
Other comprehensive loss	—	—	(54)	—	—	(54)
Net income (loss)	—	—	—	744,923	(5)	744,918
Balance at December 31, 2024	593,481,352	$2,907,052	$652	$3,330,603	$159	$6,238,466

SMCI | Q2 2025 Form 10-Q | 4

Six Months Ended December 31, 2023	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2023	529,013,580	$538,352	$639	$1,433,014	$165	$1,972,170
Exercise of stock options	3,414,090	9,574	—	—	—	9,574
Release of shares of common stock upon vesting of restricted stock units	5,110,220	—	—	—	—	—
Shares withheld for withholding taxes related to settlement of equity awards	(1,515,900)	(40,894)	—	—	—	(40,894)
Issuance of common stock in a public offering, net of issuance costs	23,151,050	582,804	—	—	—	582,804
Stock-based compensation	—	100,440	—	—	—	100,440
Other comprehensive income	—	—	18	—	—	18
Net income (loss)	—	—	—	452,963	(1)	452,962
Balance at December 31, 2023	559,173,040	$1,190,276	$657	$1,885,977	$164	$3,077,074

See accompanying notes to condensed consolidated financial statements.
SMCI | Q2 2025 Form 10-Q | 5

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended December 31,
	2024	2023
OPERATING ACTIVITIES:
Net income	$744,923	$452,963
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation, amortization and non-cash interest	28,963	18,775
Stock-based compensation expense	146,136	100,440
Share of income from equity investee	(2,498)	(1,974)
Unrealized foreign currency exchange (gain) loss	(300)	5,680
Deferred income taxes, net	(76,078)	(55,620)
Other	(4,125)	2,700
Changes in operating assets and liabilities:
Accounts receivable, net (including changes in related party balances of $6,026 and $1,614 during the six months ended December 31, 2024 and 2023, respectively)	(319,374)	(354,685)
Inventories	733,645	(1,021,433)
Prepaid expenses and other assets (including changes in related party balances of $(5,411) and $(6,561) during the six months ended December 31, 2024 and 2023, respectively)	(398,769)	3,343
Accounts payable (including changes in related party balances of $(55,468) and $12,566 during the six months ended December 31, 2024 and 2023, respectively)	(906,916)	479,613
Accrued liabilities (including changes in related party balances of $148 and $4,492 during the six months ended December 31, 2024 and 2023, respectively)	(59,654)	48,979
Income taxes payable	96,845	(82,713)
Deferred revenue	182,276	79,228
Other long-term liabilities (including changes in related party balances of $154 and $(152) during the six months ended December 31, 2024 and 2023, respectively)	4,073	84
Net cash provided by (used in) operating activities	169,147	(324,620)
INVESTING ACTIVITIES:
Purchases of property, plant and equipment (including payments to related parties of $6,882 and $4,528 during the six months ended December 31, 2024 and 2023, respectively)	(71,836)	(17,351)
Investment in equity securities	—	(5,184)
Net cash used in investing activities	(71,836)	(22,535)
FINANCING ACTIVITIES:
Proceeds from lines of credit and term loans	1,306,777	857,683
Repayment of lines of credit and term loans	(1,574,059)	(776,987)
Proceeds from exercise of stock options	6,869	9,574
Payment for withholding taxes related to settlement of equity awards	(77,036)	(40,894)
Issuances of common stock in public offerings, net of issuance costs of $23,752	—	582,804
Other	15	14
Net cash (used in) provided by financing activities	(337,434)	632,194
Effect of exchange rate fluctuations on cash	837	170
Net (decrease) increase in cash, cash equivalents and restricted cash	(239,286)	285,209
Cash, cash equivalents and restricted cash at the beginning of the period	1,670,273	440,960
Cash, cash equivalents and restricted cash at the end of the period	$1,430,987	$726,169

Supplemental disclosure of cash flow information:
Cash paid for interest	$19,006	$9,344
Cash paid for taxes, net of refunds	$57,029	$217,788

SMCI | Q2 2025 Form 10-Q | 6

Non-cash investing and financing activities:
Unpaid property, plant and equipment purchases (including due to related parties of $2,960 and $2,577 as of December 31, 2024 and 2023, respectively)	$26,674	$6,163
Right of use ("ROU") assets obtained in exchange for operating lease commitments	$18,472	$9,749
Transfer of inventory to property, plant and equipment, net	$3,238	$—

See accompanying notes to condensed consolidated financial statements.

SMCI | Q2 2025 Form 10-Q | 7

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The consolidated results of operations for the three and six months ended December 31, 2024 are not necessarily indicative of the results that may be expected for future quarters or for the fiscal year ending June 30, 2025. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the 2024 10-K.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Percentage of total purchases
Supplier A	63.5%	68.1%	64.5%	62.9%
Supplier B	6.0%	7.3%	5.8%	8.6%

Purchases from Ablecom Technology, Inc. (“Ablecom”) and Compuware Technology, Inc. (“Compuware”), which are both related parties of the Company (see Note 9, "Related Party Transactions"), accounted for a combined 2.7% and 3.6% of total cost of sales for the three months ended December 31, 2024 and 2023, respectively, and a combined 3.7% and 4.6% of total cost of sales for the six months ended December 31, 2024 and 2023, respectively.

SMCI | Q2 2025 Form 10-Q | 8

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

Significant customer information is as follows:

	December 31, 2024	June 30, 2024
Percentage of accounts receivable
Customer A	16.0%	15.4%
Customer G	57.3%	44.8%

These accounts receivable represent a concentration of credit risk to the Company.

Concentration of Customer Risk

Customer A accounted for 27.1%, and customer G accounted for 30.6% of the net sales for the three months ended December 31, 2024 and customer A accounted for 23.9%, customer G accounted for 21.0% and customer B accounted for 14.9% of the net sales for the six months ended December 31, 2024. Customer A accounted for 25.5% and customer D accounted for 10.4% of the net sales for the three months ended December 31, 2023 and customer A accounted for 25.3% of the net sales for the six months ended December 31, 2023. Other customers were individually below 10% of the net sales for the three and six months ended December 31, 2024 and 2023.

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

SMCI | Q2 2025 Form 10-Q | 9

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

The following is a summary of net sales by product type (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Server and storage systems	$5,487,150	$3,435,562	$11,234,931	$5,402,170
Subsystems and accessories	190,812	229,362	380,287	382,426
Total	$5,677,962	$3,664,924	$11,615,218	$5,784,596

Server and storage systems constitute an assembly and integration of subsystems and accessories, software, and related services. Subsystems and accessories are comprised of server boards, chassis and accessories.

Revenue related to services for the three months ended December 31, 2024 and 2023 was $54.4 million, and $37.2 million, respectively, which is recognized over time ratably over the contract term. Revenue related to services for the six months ended December 31, 2024 and 2023 was $104.6 million and $72.4 million, respectively, which is recognized over time ratably over the contract term.

International net sales are based on the country and geographic region to which the products were shipped. The following is a summary for the three and six months ended December 31, 2024 and 2023, of net sales by geographic region (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
United States	$3,846,960	$2,605,585	$8,088,309	$4,225,099
Asia	768,246	656,220	1,722,820	881,688
Europe	933,772	288,448	1,579,614	479,296
Other	128,984	114,671	224,475	198,513
Total	$5,677,962	$3,664,924	$11,615,218	$5,784,596

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

SMCI | Q2 2025 Form 10-Q | 10

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Contract liabilities consist of deferred revenue and relate to amounts invoiced to or advance consideration received from customers, which precede the Company’s satisfaction of the associated performance obligations. The Company’s deferred revenue primarily results from customer payments received upfront for extended warranties and on-site services because these performance obligations are satisfied over time. Additionally, at times, deferred revenue may fluctuate due to the timing of non-refundable advance consideration received from non-cancelable contracts relating to the sale of future products. Revenue recognized during the three and six months ended December 31, 2024, which was included in the opening deferred revenue balance as of June 30, 2024, of $416.4 million, was $47.3 million and $115.5 million, respectively. Revenue recognized during the three and six months ended December 31, 2023, which was included in the opening deferred revenue balance as of June 30, 2023, of $304.4 million, was $31.5 million and $75.2 million, respectively.

Deferred revenue increased $182.3 million as of December 31, 2024 as compared to June 30, 2024. This increase was mainly due to the deferral on invoiced amounts for service contracts during the period exceeding the recognized revenue from contracts entered into in prior periods.

Transaction Price Allocated to the Remaining Performance Obligations

Remaining performance obligations represent in aggregate the amount of transaction price that has been allocated to performance obligations not delivered, or only partially delivered, as of the end of the reporting period. The Company applies the exemption to not disclose information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less. These performance obligations generally consist of services, such as on-site services, including integration services and extended warranty services that are contracted for one year or less, and products for which control has not yet been transferred. For contracts with a duration of more than one year, the value of the transaction price allocated to deferred revenue as of December 31, 2024 was approximately $598.7 million. The Company expects to recognize approximately 52% of this deferred revenue in the next 12 months, and the remainder thereafter.

Note 3.        Net Income Per Common Share

The following table shows the computation of basic and diluted net income per common share for the three and six months ended December 31, 2024 and 2023 (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Numerator:
Net income - basic	$320,596	$295,968	$744,923	$452,963
Convertible Notes interest charge, net of tax	1,110	—	3,859	—
Net income - diluted	$321,706	$295,968	$748,782	$452,963

Denominator:
Weighted-average shares outstanding - basic	592,507	541,354	591,033	536,141
Effect of dilutive convertible notes	12,860	—	12,860	—
Effect of dilutive securities	30,680	39,423	33,704	40,174
Weighted-average shares outstanding - diluted	636,047	580,777	637,597	576,315

Net income per common share - basic	$0.54	$0.55	$1.26	$0.84
Net income per common share - diluted	$0.51	$0.51	$1.17	$0.79

SMCI | Q2 2025 Form 10-Q | 11

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
For the three and six months ended December 31, 2024 and 2023, the Company had stock options and restricted stock units ("RSUs") outstanding that could potentially dilute basic earnings per share in the future but were excluded from the computation of diluted net income per share in the periods presented, as their effect would have been anti-dilutive. The anti-dilutive common share equivalents resulting from outstanding equity awards were 11,668,231 and 5,848,550 for the three months ended December 31, 2024 and 2023, respectively, and 7,627,082 and 4,612,920 for the six and months ended December 31, 2024 and 2023, respectively.

Potentially dilutive shares of common stock issuable upon conversion of the Company's outstanding 0.00% Convertible Senior Notes due 2029 (the "2029 Convertible Notes") are determined using the if-converted method. For the three and six months ended December 31, 2024, all such shares issuable upon conversion of the 2029 Convertible Notes were dilutive.

Note 4.        Balance Sheet Components

The following tables provide details of the selected balance sheet items (in thousands):

Cash, Cash Equivalents and Restricted Cash:

	December 31, 2024	June 30, 2024
Cash and cash equivalents	$1,430,002	$1,669,766
Restricted cash included in other assets	985	507
Total cash, cash equivalents and restricted cash	$1,430,987	$1,670,273

Inventories:

	December 31, 2024	June 30, 2024
Finished goods	$2,669,563	$3,312,768
Work in process	379,056	450,993
Purchased parts and raw materials	547,526	569,268
Total inventories	$3,596,145	$4,333,029

The Company recorded a net provision for excess and obsolete inventory to cost of sales totaling $24.9 million and $8.4 million during the three months ended December 31, 2024 and 2023, respectively, and $34.0 million and $12.9 million for the six months ended December 31, 2024 and 2023, respectively.

Property, Plant and Equipment, net:

	December 31, 2024	June 30, 2024
Land	$162,430	$150,137
Buildings	182,445	163,764
Machinery and equipment	172,639	156,496
Building and leasehold improvements	112,625	72,075
Furniture and fixtures	51,983	46,241
Software	26,580	24,363
Building construction in progress	336	14,828
	709,038	627,904
Accumulated depreciation and amortization	(231,546)	(213,896)
Property, plant and equipment, net	$477,492	$414,008

SMCI | Q2 2025 Form 10-Q | 12

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Depreciation and amortization expense for the three months ended December 31, 2024 and 2023, was $9.5 million and $7.3 million, respectively, and for the six months ended December 31, 2024 and 2023, was $18.5 million and $14.2 million, respectively.

Accrued Liabilities:

	December 31, 2024	June 30, 2024
Accrued payroll and related expenses	70,415	62,006
Customer deposits	35,139	46,942
Accrued cooperative marketing expenses	23,335	15,967
Accrued warranty costs	10,444	10,009
Operating lease liability	6,836	9,248
Accrued professional fees	7,114	1,699
Other	75,864	113,803
Total accrued liabilities	$229,147	$259,674

Product Warranties:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Balance, beginning of the period	$17,953	$15,629	$17,815	$14,859
Provision for warranty	17,162	10,515	28,695	23,044
Costs utilized	(15,855)	(9,587)	(26,853)	(21,391)
Change in estimated liability for pre-existing warranties	(972)	59	(1,369)	104
Balance, end of the period	18,288	16,616	18,288	16,616
Current portion	10,444	9,554	10,444	9,554
Non-current portion	$7,844	$7,062	$7,844	$7,062
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

SMCI | Q2 2025 Form 10-Q | 13

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The following table sets forth the Company’s financial instruments as of December 31, 2024 and June 30, 2024, which are measured at fair value on a recurring basis by level within the fair value hierarchy. These are classified based on the lowest level of input that is significant to the fair value measurement (in thousands):

December 31, 2024	Level 1	Level 2	Level 3	Asset at Fair Value
Assets
Money market funds (1)	$30,619	$—	$—	$30,619
Certificates of deposit	—	482	—	482
Investment in marketable equity security	4,734	—	—	4,734
Auction rate security	—	—	1,829	1,829
Total assets measured at fair value	$35,353	$482	$1,829	$37,664

June 30, 2024	Level 1	Level 2	Level 3	Asset at Fair Value
Assets
Money market funds (1)	$340	$—	$—	$340
Certificates of deposit	—	486	—	486
Investment in marketable equity security	3,686	—	—	3,686
Auction rate security	—	—	1,829	1,829
Total assets measured at fair value	$4,026	$486	$1,829	$6,341

(1) $30.4 million and $0.1 million in money market funds are included cash and cash equivalents and $0.2 million and $0.2 million in money market funds are included in restricted cash, non-current in Other assets in the condensed consolidated balance sheets as of December 31, 2024 and June 30, 2024, respectively.

The carrying amounts of money market funds and certificates of deposit approximate their fair values due to their relatively short maturities.

The investment in marketable equity security is carried at fair value using values available on a public exchange, is based on a Level 1 input, and is recorded in Prepaid expenses and other current assets in the condensed consolidated balance sheets. The unrealized gains and losses of the investment are included in earnings. For the three and six months ended December 31, 2024, an unrealized loss of $0.4 million and an unrealized gain of $1.0 million, respectively, has been recorded in Other income (expense), net in the condensed consolidated statement of operations. For the three and six months ended December 31, 2023, an unrealized gain of $0.3 million and a loss of $0.8 million, respectively, has been recorded in Other income (expense), net in the condensed consolidated statements of operations.

The Company’s investment in an auction rate security is classified as an available for sale security within Level 3 of the fair value hierarchy as the determination of its fair value was not based on observable inputs as of December 31, 2024 and June 30, 2024. The Company is using the discounted cash flow method to estimate the fair value of the auction rate security at each period end and using the following assumptions: (i) the expected yield based on observable market rate of similar securities, (ii) the security coupon rate that is reset monthly, (iii) the estimated holding period and (iv) a liquidity discount. The liquidity discount assumption is based on the management estimate of lack of marketability discount of similar securities and is determined based on the analysis of financial market trends over time, recent redemptions of securities and other market activities. The Company performed a sensitivity analysis and applying a change of either plus or minus 100 basis points in the liquidity discount does not result in a significantly higher or lower fair value measurement of the auction rate security as of December 31, 2024.

For the three and six months ended December 31, 2024 and 2023, the unrealized gains and losses for the auction rate security in other comprehensive income are immaterial.

SMCI | Q2 2025 Form 10-Q | 14

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
On a quarterly basis, the Company also evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions, and reasonable economic forecasts that affect collectability. For the three and six months ended December 31, 2024 and 2023, the credit losses related to the Company’s investments were not material.

There were no transfers between Level 1, Level 2 or Level 3 financial instruments in the three and six months ended December 31, 2024 and 2023.

Financial Instruments Measured at Fair Value on a Non-Recurring Basis

The Company's non-marketable equity securities consist of investments in privately held companies without readily determinable fair values and are classified as Level 2 in the fair value hierarchy. There were no additional investments during the three months and six months ended December 31, 2024 and 2023. The Company accounts for these investments at cost less impairment, if any, plus or minus changes from observable price changes in orderly transactions for the identical or similar investments by the same issuer.

The Company performed a qualitative assessment to identify impairment indicators and records an impairment identified to Other income (expense), net on the condensed consolidated statements of operations. During the three and six months ended December 31, 2024, the Company did not record an impairment. The Company recorded $0.2 million and $1.8 million of impairment during the three and six months ended December 31, 2023, respectively.

As of December 31, 2024 and June 30, 2024, the Company had $54.6 million and $54.6 million of investments in privately held companies recorded in Other assets on the condensed consolidated balance sheets for which the measurement alternative was elected.

Financial Instruments Not Recorded at Fair Value

The Company estimates the fair value of outstanding debt and its 2029 Convertible Notes for disclosure purposes on a recurring basis.

As of December 31, 2024 and June 30, 2024, total debt of $208.4 million and $476.4 million, respectively, is reported at amortized cost. The outstanding debt was categorized as Level 2 as it is not actively traded. The carrying value approximates fair value.

The estimated fair value of the 2029 Convertible Notes was $1,543.5 million as of December 31, 2024. The estimated fair value of the 2029 Convertible Notes was determined through consideration of quoted market prices. The 2029 Convertible Notes are categorized as Level 2 since their fair value was based on Level 2 inputs of quoted prices.
SMCI | Q2 2025 Form 10-Q | 15

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 6.        Lines of Credit and Term Loans

Short-term and long-term loan obligations as of December 31, 2024 and June 30, 2024 consisted of the following (in thousands):

	December 31,	June 30,
	2024	2024
Line of credit:
CTBC Credit Lines	$90,467	$184,573
Chang Hwa Bank Credit Lines	—	9,215
HSBC Bank Credit Lines	—	30,000
E.SUN Bank Credit Lines	24,374	60,000
Mega Bank Credit Lines	—	50,000
First Bank Credit Lines	—	28,084
Total line of credit	114,841	361,872
Term loan facilities:
Chang Hwa Bank Credit Facility due October 15, 2026	13,964	17,918
CTBC Term Loan Facility, due June 4, 2030	28,291	31,155
CTBC Term Loan Facility, due August 15, 2026	2,350	3,079
E.SUN Bank Term Loan Facility, due September 15, 2026	17,062	22,116
E.SUN Bank Term Loan Facility, due August 15, 2027	10,562	12,645
Mega Bank Term Loan Facility, due October 3, 2026	21,327	27,644
Total term loans	93,556	114,557
Total lines of credit and term loans	208,397	476,429
Lines of credit and current portion of term loans	154,988	402,346
Term loans, non-current	$53,409	$74,083

SMCI | Q2 2025 Form 10-Q | 16

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Activities under Revolving Lines of Credit and Term Loans

Available borrowings and interest rates as of December 31, 2024 and June 30, 2024 consisted of the following (in thousands except for percentages):

	December 31, 2024		June 30, 2024
	Available borrowings	Interest rate	Available borrowings	Interest rate
Line of credit:
2018 Bank of America Credit Facility	$—	n/a	$350,000	6.82%
2022 Bank of America Credit Facility	$—	n/a	$20,000	6.49%
Cathay Bank Line of Credit	$—	n/a	$132,000	7.33%
CTBC Credit Lines	$94,533	2.15% - 5.79%	$427	2.09% - 6.13%
Chang Hwa Bank Credit Lines	$29,140	1.88% - 5.30%	$20,000	1.88% - 6.33%
HSBC Bank Credit Lines	$—	n/a	$20,000	2.03% - 6.28%
E.SUN Bank Credit Lines	$35,626	2.02% - 6.17%	$—	2.02% - 6.17%
Mega Bank Credit Lines	$50,000	1.90% - 5.26%	$—	1.90% - 5.80%
First Bank Credit Lines	$30,000	2.03% - 5.26%	$1,916	2.03% - 6.19%
Yuanta Bank Credit Lines	$47,224	2.32% - 5.95%	$47,610	2.32% - 6.33%

Term loan facilities:
Bank of America Term Loan	$—	n/a	$—	n/a
Chang Hwa Bank Credit Facility due October 15, 2026	$—	2.08%	$—	1.68%
CTBC Term Loan Facility, due June 4, 2030	$—	1.33%	$—	1.33%
CTBC Term Loan Facility, due August 15, 2026	$—	1.53% - 2.03%	$—	1.53%
E.SUN Bank Term Loan Facility, due September 15, 2026	$—	1.87% - 2.17%	$—	1.87%
E.SUN Bank Term Loan Facility, due August 15, 2027	$—	1.87%	$—	1.87%
Mega Bank Term Loan Facility, due October 3, 2026	$—	2.02%	$—	1.52% - 1.72%
See Note 7 "Short-term and Long-term Debt” and Note 16 "Subsequent Events" of the Company’s 2024 10-K for a more complete description of the Company's credit facilities.

The Company entered into new agreements during the six months ended December 31, 2024 with the following terms:

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

On November 1, 2024, the Company prepaid in full and terminated its obligations under the Term Loan Agreement.
SMCI | Q2 2025 Form 10-Q | 17

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

On November 20, 2024, the Company prepaid in full and terminated its obligations under the ABL Agreement.

2022 Bank of America Credit Facility

On November 20, 2024, the Company through Super Micro Computer, Inc. Taiwan (the "Taiwan Subsidiary"), a wholly owned subsidiary of the Company, terminated its obligations under the Uncommitted Facility Agreement for credit lines with Bank of America – Taipei Branch.

Cathay Bank

Cathay Bank Line of Credit

On October 28, 2024, the Company entered into a Third Amendment to Loan Agreement, by and among the Company and Cathay Bank, which amended the Loan Agreement, dated as of May 19, 2022 (the "Cathay Bank Loan Agreement"), to, among other things, (a) extend the date by which the Company was required to deliver its (i) audited financial statements for its fiscal year 2024 under the Cathay Bank Loan Agreement from October 28, 2024 to December 31, 2024 and (ii) balance sheet and income statement for its fiscal quarter ended September 30, 2024 under the Loan Agreement from November 29, 2024 to December 31, 2024 and (b) added a covenant requiring that the Company maintain at least $150 million of unrestricted cash at all times. On November 15, 2024, the Company also entered into a Fourth Amendment to Loan Agreement, by and between the Company and Cathay Bank, which amended the Cathay Bank Loan Agreement to, among other things, reduce the revolving line and letter of credit sublimit under the Cathay Bank Loan Agreement to $458,000. On November 20, 2024, the Company prepaid in full and terminated its obligations under the Cathay Bank Loan Agreement.

E.SUN Bank

E.SUN Bank Term Loan Facilities and Credit Lines

On November 14, 2024, the Taiwan Subsidiary entered into amendments (the “E.SUN Amendments”) of various Notifications and Confirmations of Credit Agreements (the “Notifications and Confirmations”) previously entered into with E.SUN Bank, which among other things, extended the time period for the financial statements issued by the Taiwan Subsidiary for its fiscal year 2024 to be reviewed by E.SUN Bank from October 31, 2024 to December 31, 2024. In addition, the Notifications and Confirmations included various financial commitments applicable to the Subsidiary related to current ratio, net debt ratio, and interest coverage multiple. If such financial commitments are not achieved, the amortization period for the current balances thereunder will be shortened to one year starting from the 31st of the review month. The Company submitted the financial statements prior to December 31, 2024.
SMCI | Q2 2025 Form 10-Q | 18

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

HSBC Bank

HSBC Bank Credit Lines

On December 20, 2024, the General Loan, Export/Import Financing, Overdraft Facilities, and Securities Agreement which the Taiwan Subsidiary had entered into with the Taiwan affiliate of HSBC Bank (the “HSBC Loan Agreement”) was terminated and not renewed. The balance of $50 million under the HSBC Loan Agreement was fully repaid on September 9, 2024, and the loan had remained undrawn since such date.

Principal payments on lines of credit and term loans are due as follows (in thousands):

Fiscal Year Principal Payments

Remainder of 2025	$134,914
2026	40,147
2027	17,442
2028	5,883
2029	5,223
2030 and thereafter	4,788
Total lines of credit and term loans	$208,397

As of December 31, 2024, the Company was in compliance with all the covenants for the revolving lines of credit and term loans identified in this Note 6.
SMCI | Q2 2025 Form 10-Q | 19

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 7.        Convertible Notes

2029 Convertible Notes

In February 2024, the Company issued $1,725.0 million aggregate principal amount of 2029 Convertible Notes. The Company received net proceeds from the offering of approximately $1,695.8 million. The Company used approximately $142.1 million of the net proceeds to fund the cost of entering into the Capped Call Transactions described below. The 2029 Convertible Notes will mature on March 1, 2029, unless earlier converted, redeemed or repurchased. On February 20, 2025, the Company executed a first supplemental indenture and second supplemental indenture related to the 2029 Convertible Notes that implemented amendments to the 2029 Convertible Notes. Refer to Note 14. "Subsequent Events", in the notes to the condensed consolidated financial statements below.

The 2029 Convertible Notes, when issued, did not bear regular interest, and the principal amount of the 2029 Convertible Notes did not accrete. Because the Company did not file its Annual Report on Form 10-K for the fiscal year ended June 30, 2024 in a timely manner, it elected to accrue special interest on the 2029 Convertible Notes and accrued additional interest on the 2029 Convertible Notes in accordance with the indenture governing the 2029 Convertible Notes (the "2029 Convertible Notes Indenture"). As of December 31, 2024, such accrued and unpaid interest under the 2029 Convertible Notes was $2.2 million. The 2029 Convertible Notes are convertible into cash, shares of the Company’s common stock, or a combination of cash and shares of common stock, at the Company’s election, at an initial conversion rate of 7.455 shares of common stock per $1,000 principal amount of 2029 Convertible Notes, which is equivalent to an initial conversion price of approximately $134.14 per share of common stock. The conversion rate is subject to customary adjustments for certain events as described in the 2029 Convertible Notes Indenture. Special interest and additional interest will accrue on the 2029 Convertible Notes in the circumstances and at the rates described in the 2029 Convertible Notes Indenture and have accrued on the 2029 Convertible Notes subsequent to June 30, 2024 as described above. The debt issuance costs are amortized to interest expense. The 2029 Convertible Notes do not contain financial maintenance covenants.

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

SMCI | Q2 2025 Form 10-Q | 20

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The 2029 Convertible Notes have customary provisions relating to the occurrence of “events of default” (as defined in the 2029 Convertible Notes Indenture). The occurrence of such events of default may result in the acceleration of all amounts due under the 2029 Convertible Notes. The 2029 Convertible Notes were not eligible for conversion as of December 31, 2024. No sinking fund is provided for the 2029 Convertible Notes.

The 2029 Convertible Notes are general unsecured obligations of the Company and rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2029 Convertible Notes; equal in right of payment with all of the Company’s existing and future senior, unsecured indebtedness; effectively subordinated to any of the Company’s existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness; and structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity if any, of the Company’s current or future subsidiaries. As of December 31, 2024, none of the conditions permitting the holders of the 2029 Convertible Notes to convert their notes early had been met. Therefore, the 2029 Convertible Notes are classified as long-term debt.

The Company accounted for the issuance of the 2029 Convertible Notes as a single liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives.

The carrying value of the 2029 Convertible Notes, net of unamortized issuance costs of $24.4 million, was $1,700.6 million as of December 31, 2024. Interest expense related to the amortization of debt issuance costs was $1.5 million for the quarter ended December 31, 2024. The effective interest rate is 0.34%.

Capped Calls

In connection with the issuance of the 2029 Convertible Notes, the Company entered into privately negotiated capped call transactions (collectively, the “Capped Call Transactions”) with certain financial institutions (the “Capped Call Counterparties”). The Capped Call Transactions are expected generally to reduce the potential dilution to the Company’s common stock upon conversion of the 2029 Convertible Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of the 2029 Convertible Notes, as the case may be, with such reduction and/or offset, in each case subject to a cap. In connection with the amendment of the 2029 Convertible Notes, the Company entered into agreements to amend certain terms of the Capped Call Transactions. Refer to Note 14. "Subsequent Events", below.

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
SMCI | Q2 2025 Form 10-Q | 21

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 8.        Leases
The Company leases offices, warehouses and other premises, vehicles and certain equipment under non-cancelable operating leases. Operating lease expense recognized and supplemental cash flow information related to operating leases for the three and six months ended December 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Operating lease expense (including expense for lease agreements with related parties of $165 and $139 for the three months ended December 31, 2024 and 2023, respectively, and $330 and $277 for the six months ended December 31, 2024 and 2023, respectively)	$3,747	$2,354	$6,973	$4,539
Cash payments for operating leases (including payments to related parties of $153 and $129 for the three months ended December 31, 2024 and 2023, respectively, $306 and $257 for the six months ended December 31, 2024 and 2023, respectively)	$3,716	$2,204	$6,579	$4,287
New operating lease assets obtained in exchange for operating lease liabilities	$690	$572	$18,472	$9,749

During the three and six months ended December 31, 2024 and 2023, the Company’s costs related to short-term lease arrangements for real estate and non-real estate assets were immaterial. Non-lease variable payments expensed in the three and six months ended December 31, 2024 and 2023 were immaterial.

As of December 31, 2024, the weighted average remaining lease term for operating leases was 6.0 years and the weighted average discount rate was 5.3%. As of December 31, 2023, the weighted average remaining lease term for operating leases was 3.1 years and the weighted average discount rate was 4.2%. The short-term portion of the lease liability is included in accrued liabilities and the long-term portion of the lease liability is included in other long-term liabilities on the condensed consolidated balance sheets. Maturities of operating lease liabilities under non-cancelable operating lease arrangements as of December 31, 2024 were as follows (in thousands):

Fiscal Year:	Maturities of operating leases(1)
Remainder of 2025	$3,864
2026	10,452
2027	9,478
2028	8,198
2029	7,549
2030 and beyond	19,533
Total future lease payments	59,074
Less: Imputed interest	(10,368)
Present value of operating lease liabilities	48,706
Less: Current portion	(6,836)
Long-term portion of operating lease liabilities	$41,870
(1) The table does not include amounts pertaining to leases that have not yet commenced.

SMCI | Q2 2025 Form 10-Q | 22

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

Note 9.        Related Party Transactions

The Company has a variety of business relationships with Ablecom and Compuware. Ablecom and Compuware are both Taiwan corporations. Ablecom is one of the Company’s major contract manufacturers; Compuware is both a distributor of the Company’s products and a contract manufacturer for the Company. Ablecom’s Chief Executive Officer, Steve Liang, is the brother of Charles Liang, the Company’s President, Chief Executive Officer and Chairman of the Board. Steve Liang and his family members owned approximately 35.0% of Ablecom’s stock and Charles Liang and his spouse, Sara Liu, who is also an officer and director of the Company, collectively owned approximately 10.5% of Ablecom’s capital stock as of December 31, 2024. Bill Liang, a brother of both Charles Liang and Steve Liang, is a member of the Board of Directors of Ablecom. Bill Liang is also the Chief Executive Officer of Compuware, Chairman of Compuware’s Board of Directors and a holder of equity interest in Compuware. Steve Liang is also a member of Compuware’s Board of Directors and is an equity holder of Compuware. Neither Charles Liang nor Sara Liu own any capital stock of Compuware and the Company does not own any of Ablecom or Compuware’s capital stock. In addition, a sibling of Yih-Shyan (Wally) Liaw, who is the Company's Senior Vice President, Business Development and a director of the Company, owns approximately 11.7% of Ablecom’s capital stock and 8.7% of Compuware’s capital stock.

In October 2018, the Company's Chief Executive Officer, Charles Liang, personally borrowed approximately $12.9 million from Chien-Tsun Chang, the spouse of Steve Liang. The loan is unsecured, has no maturity date and bore interest at 0.8% per month for the first six months, increased to 0.85% per month through February 28, 2020, and reduced to 0.25% effective March 1, 2020. The loan was originally made at Mr. Liang's request to provide funds to repay margin loans to two financial institutions, which loans had been secured by shares of the Company's common stock that he held. The lenders called the loans in October 2018, following the suspension of the Company's common stock from trading on NASDAQ in August 2018 and the decline in the market price of the Company's common stock in October 2018. As of December 31, 2024 and June 30, 2024, the amount due on the unsecured loan (including principal and accrued interest) was approximately $16.6 million and $16.4 million, respectively.

Dealings with Ablecom

The Company has entered into a series of agreements with Ablecom, including multiple product development, production and service agreements, credit agreements, product manufacturing agreements, manufacturing services agreements and lease agreements for warehouse space.

SMCI | Q2 2025 Form 10-Q | 23

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Under these agreements, the Company outsources to Ablecom a portion of its design activities and a significant part of its server chassis manufacturing as well as an immaterial portion of other components. Ablecom manufactured approximately 96.1% and 87.2% of the chassis included in the products sold by the Company during the three months ended December 31, 2024 and 2023, respectively, and 96.5% and 86.3% of the chassis included in the products sold by the Company during the six months ended December 31, 2024 and 2023, respectively. With respect to design activities, Ablecom generally agrees to design certain agreed-upon products according to the Company’s specifications, and further agrees to build the tools needed to manufacture the products. The Company pays Ablecom for the design and engineering services, and further agrees to pay Ablecom for the tooling. The Company retains full ownership of any intellectual property resulting from the design of these products and tooling.

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

The Company’s exposure to financial loss as a result of its involvement with Ablecom is limited to potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products. Outstanding cancelable and non-cancelable purchase orders from the Company to Ablecom on December 31, 2024 were $25.9 million and $34.1 million, respectively, and outstanding cancelable and non-cancelable purchase orders from the Company to Ablecom on June 30, 2024 were $99.0 million and $58.8 million, respectively, effectively representing the exposure to financial loss. The Company does not directly or indirectly guarantee any obligations of Ablecom, or any losses that the equity holders of Ablecom may suffer. Since Ablecom manufactures substantially all the chassis that the Company incorporates into its products, if Ablecom were to suddenly be unable to manufacture chassis for the Company, the Company’s business could suffer if the Company is unable to quickly qualify substitute suppliers who can supply high-quality chassis to the Company in volume and at acceptable prices. The Company has extended a $10.0 million trade credit line with a net 30 days payment terms to Ablecom through a credit agreement that outlines the terms and conditions governing their business dealings.

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
SMCI | Q2 2025 Form 10-Q | 24

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

The Company’s exposure to financial loss as a result of its involvement with Compuware is limited to potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products. Outstanding cancelable and non-cancelable purchase orders from the Company to Compuware on December 31, 2024 were $113.5 million and $66.9 million, respectively, and outstanding cancelable and non-cancelable purchase orders from the Company to Compuware on June 30, 2024 were $129.7 million and $93.5 million, respectively, effectively representing the exposure to financial loss. The Company does not directly or indirectly guarantee any obligations of Compuware, or any losses that the equity holders of Compuware may suffer.

Dealings with Leadtek Research Inc.

In October 2023, Ablecom and Compuware acquired an approximately 30% interest in Leadtek Research Inc. (“Leadtek”), a Taiwan company specializing in providing professional graphics cards and workstation solutions (the “Leadtek Investment”). Prior to the Leadtek Investment, none of the Company’s related parties had direct or indirect material interests in any transactions in which the Company was a participant with Leadtek. Commencing with the closing of the Leadtek Investment, Steve Liang and Bill Liang have served as two of the seven members of the Leadtek board of directors. At the time of Leadtek Investment, Leadtek was, and it continues to be, an authorized reseller of the Company. During the three months ended December 31, 2024, the Company engaged in transactions in which it sold $0.2 million of servers to Leadtek and purchased $0.1 million of graphics cards from Leadtek. During the six months ended December 31, 2024, the Company engaged in transactions in which it sold $0.3 million of servers to Leadtek and purchased $0.5 million of graphics cards from Leadtek.

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

The Company monitors the investment for events or circumstances indicative of potential impairment and makes appropriate reductions in carrying values if it determines that an impairment charge is required. The carrying value of the equity investment in the corporate venture was $7.3 million and $4.6 million as of December 31, 2024 and June 30, 2024, respectively, recorded in Other assets on the condensed consolidated balance sheets. The Company performed its impairment analysis on this investment and concluded the carrying value is not impaired as of December 31, 2024 and June 30, 2024. No impairment charge was recorded for the three and six months ended December 31, 2024 and 2023.

SMCI | Q2 2025 Form 10-Q | 25

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The Company sold products worth $0.0 million and $11.4 million to the Corporate Venture during the three months ended December 31, 2024 and 2023, respectively, and $4.8 million and $12.2 million to the Corporate Venture during the six months ended December 31, 2024 and 2023, respectively. The Company’s share of intra-entity profits on the products that remained unsold by the Corporate Venture as of December 31, 2024 and June 30, 2024 have been eliminated and have reduced the carrying value of the Company’s investment in the Corporate Venture. To the extent that the elimination of intra-entity profits reduces the investment balance below zero, such amounts are recorded within accrued liabilities. The Company had $0.0 million and $5.1 million due from the Corporate Venture in accounts receivable, net as of December 31, 2024 and June 30, 2024, respectively.

Other Transactions

For the three months ended December 31, 2024, the Company had no transactions from Green Earth Liang’s Inc. (“Green Earth”), an entity affiliated with the Company’s Chief Executive Officer. For the six months ended December 31, 2024, the Company had immaterial chargebacks from Green Earth. As of December 31, 2024, there was no balance due to and from Green Earth. As of June 30, 2024, the amounts due to and from Green Earth are immaterial.

The Company had the following balances related to transactions with its related parties as of December 31, 2024 and June 30, 2024 (in thousands):

	Ablecom		Compuware		Corporate Venture		Leadtek		Total
	December 31, 2024	June 30, 2024	December 31, 2024	June 30, 2024	December 31, 2024	June 30, 2024	December 31, 2024	June 30, 2024	December 31, 2024	June 30, 2024

Accounts receivable	$2	$1	$34	$142	$(2)	$5,075	$134	$976	$168	$6,194
Other receivable (1)	$1,597	$1,927	$15,753	$10,012	$—	$—	$—	$—	$17,350	$11,939
Accounts payable	$52,754	$98,629	$56,697	$66,436	$—	$—	$84	$230	$109,535	$165,295
Accrued liabilities (2)	$294	$—	$24	$170	$—	$—	$—	$—	$318	$170

(1) Other receivables include receivables from vendors included in prepaid and other current assets.
(2) Includes current portion of operating lease liabilities included in other current liabilities.

The Company’s results from transactions with its related parties for each of the three months ended December 31, 2024 and 2023, are as follows (in thousands):

	Ablecom		Compuware		Corporate Venture		Leadtek		Total
	Three months ended December 31,		Three months ended December 31,		Three months ended December 31,		Three months ended December 31,		Three months ended December 31,
	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023

Net sales	$5	$4	$11,065	$4,392	$(51)	$11,385	$258	$—	$11,277	$15,781
Purchases - inventory	$64,773	$50,586	$71,230	$61,859	$—	$—	$106	$—	$136,109	$112,445
Purchases - other miscellaneous items	$3,764	$3,456	$294	$332	$—	$—	$—	$—	$4,058	$3,788

SMCI | Q2 2025 Form 10-Q | 26

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The Company’s results from transactions with its related parties for each of the six months ended December 31, 2024 and 2023, are as follows (in thousands):

	Ablecom		Compuware		Corporate Venture		Leadtek		Total
	Six months ended December 31,		Six months ended December 31,		Six months ended December 31,		Six months ended December 31,		Six months ended December 31,
	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023

Net sales	$7	$6	$21,040	$20,998	$4,776	$12,173	$329	$—	$26,152	$33,177
Purchases - inventory	$202,279	$97,199	$173,348	$128,353	$—	$—	$534	$—	376,161	225,552
Purchases - other miscellaneous items	$10,118	$8,215	$1,031	$749	$—	$—	$—	$—	$11,149	$8,964

The Company’s cash flow impact from transactions with its related parties for each of the six months ended December 31, 2024 and 2023, are as follows (in thousands):

	Ablecom		Compuware		Corporate Venture		Leadtek		Total
	Six months ended December 31,		Six months ended December 31,		Six months ended December 31,		Six months ended December 31,		Six months ended December 31,
	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023

Changes in accounts receivable	$(1)	$—	$108	$3,239	$5,077	$(1,625)	$842	$—	$6,026	$1,614
Changes in other receivable	$330	$571	$(5,741)	$(7,132)	$—	$—	$—	$—	$(5,411)	$(6,561)
Changes in accounts payable	$(45,875)	$10,938	$(9,739)	$1,628	$—	$—	$146	$—	$(55,468)	$12,566
Changes in accrued liabilities	$294	$(156)	$(146)	$4,648	$—	$—	$—	$—	$148	$4,492
Changes in other long-term liabilities	$154	$—	$—	$(152)	$—	$—	$—	$—	$154	$(152)
Purchases of property, plant and equipment	$6,525	$4,460	$357	$68	$—	$—	$—	$—	$6,882	$4,528
Unpaid property, plant and equipment	$2,946	$2,570	$14	$7	$—	$—	$—	$—	$2,960	$2,577

Note 10.        Stock-based Compensation and Stockholders’ Equity

Preferred Stock

The Company has 10,000,000 shares of undesignated preferred stock, $0.001 par value per share, authorized but not issued with rights and preferences determined by the Company’s Board of Directors at the time of issuance of such shares. As of December 31, 2024 and 2023, there were no shares of preferred stock issued and outstanding.

Common Stock

The Company may issue up to 1,000,000,000 shares of common stock, $0.001 par value per share. The holders of the Company's common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders.
SMCI | Q2 2025 Form 10-Q | 27

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

As of December 31, 2024, the Company had 5,226,084 authorized shares available for future issuance under the 2020 Plan.

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

Determining Fair Value

The fair value of the Company's RSUs are based on the closing market price of the Company’s common stock on the date of grant. The Company estimates the fair value of stock options granted using the Black-Scholes-option-pricing model. This fair value is then amortized ratably over the requisite service periods of the awards, which is generally the vesting period. The key inputs in using the Black-Scholes-option-pricing model were as follows:

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
SMCI | Q2 2025 Form 10-Q | 28

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Risk-Free Interest Rate—The risk-free interest rate used in the Black-Scholes valuation method is based on the United States Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.

The fair value of stock option grants for the three and six months ended December 31, 2024 and 2023 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Risk-free interest rate	4.17% - 4.20%	4.78%	3.82% - 4.20%	4.15% - 4.78%
Expected term	5.98 years	5.99 years	3.00 years - 5.98 years	3.00 years - 5.99 years
Dividend yield	—%	—%	—%	—%
Volatility	67.17%	58.89%	63.67% - 69.97%	56.87% - 58.89%
Weighted-average fair value of options	$20.82	$15.61	$30.29	$17.92

The following table shows total stock-based compensation expense included in the condensed consolidated statements of operations for the three and six months ended December 31, 2024 and 2023 (in thousands):

	Three Months Ended December 31,			Six Months Ended December 31,
	2024		2023	2024	2023
Cost of sales	$6,694		$3,555	$10,653	$9,459
Research and development	50,809		25,439	87,336	61,149
Sales and marketing	9,559		4,340	17,322	10,005
General and administrative	15,060		9,727	30,825	19,827
Stock-based compensation expense before taxes	82,122	*	43,061	146,136	100,440
Income tax impact	(19,136)		(9,569)	(35,009)	(25,434)
Stock-based compensation expense, net	$62,986		$33,492	$111,127	$75,006

During the three and six months ended December 31, 2024, stock-based compensation expense capitalized to our condensed consolidated balance sheets was $0.1 million and $0.3 million, respectively. No stock-based compensation expense was capitalized during the three and six months ended December 31, 2023.

As of December 31, 2024, $192.1 million of unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 3.03 years and $612.4 million of unrecognized compensation cost related to unvested RSUs is expected to be recognized over a weighted-average period of 2.49 years.

SMCI | Q2 2025 Form 10-Q | 29

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Stock Option Activity

2021 CEO Performance Award

In March 2021, the Company’s Compensation Committee of the Board of Directors (the “Compensation Committee”) approved the grant of a stock option award for 10,000,000 shares of common stock to the Company’s CEO (the “2021 CEO Performance Stock Option”). As of December 31, 2024, the 2021 CEO Performance Stock Option had fully vested based upon achievement of operational and stock price milestones as follows:

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

During the three and six months ended December 31, 2024, the Company did not recognize compensation expense related to the 2021 CEO Performance Stock Option. During the three and six months ended December 31, 2023, the Company recognized compensation expense related to the 2021 CEO Performance Stock Option of $0.5 million and $0.7 million, respectively. As of December 31, 2024 and June 30, 2024, the Company had no unrecognized compensation cost related to the 2021 CEO Performance Stock Option.

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

SMCI | Q2 2025 Form 10-Q | 30

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The achievement status of the operational and stock price milestones as of December 31, 2024 was as follows:

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

During the three and six months ended December 31, 2024, the Company recognized compensation expense related to the 2023 CEO Performance Stock Option of $3.8 million and $11.5 million, respectively. As of December 31, 2024, the Company had $7.4 million in unrecognized compensation cost related to the 2023 CEO Performance Stock Option. The unrecognized compensation cost as of December 31, 2024 is expected to be recognized over a period of 2.0 years. During the three and six months ended December 31, 2023, the Company recognized compensation expense related to the 2023 CEO Performance Stock Option of $2.5 million. As of December 31, 2023, the Company had $27.4 million in unrecognized compensation cost related to the 2023 CEO Performance Stock Option. The unrecognized compensation cost as of December 31, 2023 is expected to be recognized over a period of 1.75 years.

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

SMCI | Q2 2025 Form 10-Q | 31

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The following table summarizes stock option activity during the six months ended December 31, 2024 under all plans:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in Years)
Balance as of June 30, 2024	35,443,550	$17.57
Granted	2,276,818	$48.71	$30.30
Exercised	(3,104,590)	$4.13
Forfeited/Cancelled	(421,768)	$34.56
Balance as of December 31, 2024	34,194,010	$20.65		7.16
Options vested and expected to vest at December 31, 2024	34,194,010	$20.65
Options exercisable December 31, 2024(1)	18,661,920	$5.99		5.86

(1)Due to the Company’s delay in filing the 2024 10-K, the Company's registration statements on Form S-8 was ineffective for shares underlying these options, and these options were not exercisable, as of December 31, 2024. These options become exercisable once the registration statements on Form S-8 become re-effective upon the filing of the Company’s 2024 10-K.

The total pretax intrinsic value of options exercised during the three and six months ended December 31, 2024 was $52.7 million and $115.8 million, respectively. The total pretax intrinsic value of options exercised during the three and six months ended December 31, 2023 was $36.6 million and $82.5 million, respectively.

RSU Activity

The following table summarizes RSU activity during the six months ended December 31, 2024 under all plans:

	Time-Based RSUs Outstanding	Weighted Average Grant-Date Fair Value per Share
Balance as of June 30, 2024	21,272,990	$24.19
Granted	6,232,531	$44.41
Released	(4,585,200)	$13.38
Forfeited	(644,565)	$34.89
Balance as of December 31, 2024	22,275,756	$31.77

SMCI | Q2 2025 Form 10-Q | 32

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 11.        Income Taxes

The Company recorded a provision for income taxes of $57.0 million and $131.7 million for the three and six months ended December 31, 2024, respectively, and $61.5 million and $81.7 million for the three and six months ended December 31, 2023, respectively. The effective tax rate was 15.2% and 15.1% for the three and six months ended December 31, 2024, respectively, and 17.3% and 15.3% for the three and six months ended December 31, 2023, respectively. The effective tax rate for the three months ended December 31, 2024 was lower than that for the three months ended December 31, 2023, primarily due to the increase in stock compensation tax deduction for the three months ended December 31, 2024. However, the effective tax rate for the six months ended December 31, 2024 remains nearly unchanged compared to the six months ended December 31, 2023, as the stock based compensation deduction remains relatively consistent year over year. The effective tax rates for the first three months and six months of fiscal years 2025 and 2024 were lower than the U.S. federal statutory rate of 21%, primarily due to tax benefits from the foreign-derived intangible income deduction, stock-based compensation, and the U.S. federal research tax credit.

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
SMCI | Q2 2025 Form 10-Q | 33

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

Other legal proceedings and indemnifications

In addition to the matters described above, from time to time, the Company has been involved in various legal proceedings, disputes, claims, and regulatory or governmental inquiries and investigations arising from the normal course of business activities. The resolution of any such matters have not had a material impact on the Company’s condensed consolidated financial condition, results of operations or liquidity as of December 31, 2024 and any prior periods.

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

SMCI | Q2 2025 Form 10-Q | 34

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Purchase Commitments— The Company has agreements to purchase inventory and non-inventory items primarily through the next 12 months. As of December 31, 2024, these remaining non-cancelable commitments were $2.3 billion, including $101.1 million for related parties. The Company also reviews and assesses the need for expected loss liabilities on a quarterly basis for all products it does not expect to sell for but has committed purchases from suppliers. There were no loss liabilities recognized as of December 31, 2024 and $26.4 million of loss liabilities were recognized in Accrued liabilities in the condensed consolidated balance sheets from purchase commitments as of June 30, 2024.

Lease Commitments— See Note 8, "Leases," for a discussion of the Company's operating lease commitments.

Note 13.        Segment Reporting

The Company operates in one operating segment that develops and provides high performance server solutions based upon an innovative, modular and open-standard architecture. The Company’s chief operating decision maker is the Chief Executive Officer.

The following is a summary of property, plant and equipment, net (in thousands):

	December 31,	June 30,
	2024	2024
Long-lived assets:
United States	$306,546	$281,874
Taiwan	112,908	107,878
Other	58,038	24,256
	$477,492	$414,008

The table above excludes other assets, goodwill and intangible assets. Operating lease assets in the United States and the Netherlands were $37.8 million and $6.1 million as of December 31, 2024, respectively. Operating lease assets in the United States were $29.3 million as of June 30, 2024. Operating lease assets in all other countries were less than 10% as of December 31, 2024 and June 30, 2024.

For the three months ended December 31, 2024 and 2023, 67.8% and 71.1% of the Company’s revenues were from the United States. For the six months ended December 31, 2024 and 2023, 69.6% and 73.0% of the Company’s revenues were from the United States. Other countries were individually less than 10%. The Company’s revenue by geographic region is based on where the products were shipped to for the three and six months ended December 31, 2024 and 2023.

Note 14. Subsequent Events

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

SMCI | Q2 2025 Form 10-Q | 35

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

SMCI | Q2 2025 Form 10-Q | 36

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

We commenced operations in 1993 and have been profitable every year since inception. For the three months ended December 31, 2024 and 2023, our net income was $320.6 million and $296.0 million, respectively. For the six months ended December 31, 2024 and 2023, our net income was $744.9 million and $453.0 million, respectively. In order to increase our sales and profits, we believe that we must continue to develop flexible and application optimized server and storage solutions and be among the first to market with new features and products and deliver Total IT Solutions that combine server, storage, networking and software that is integrated, validated and delivered at the rack and cluster (multi-rack) level. We must also continue to expand our software and customer service and support offerings, particularly as we increasingly focus on larger enterprise and large data center customers. Additionally, we must focus on development of our sales partners and distribution channels to further expand our market share. We measure our financial success based on various indicators, including growth in net sales, gross profit margin, operating margin, and growth in net income per common share. Among the key non-financial indicators of our success is our ability to rapidly introduce new products and deliver the latest application-optimized server and storage solutions. In this regard, we work closely with microprocessor and other key component vendors to take advantage of new technologies as they are introduced. Historically, our ability to introduce new products rapidly has allowed us to benefit from technology transitions such as the introduction of new GPUs, microprocessors and storage technologies. As a result, we monitor the product introduction cycles of NVIDIA Corporation, Intel Corporation, Advanced Micro Devices, Inc., Broadcom Inc., Samsung Electronics Company Limited, Micron Technology, Inc. and others closely and carefully. This also impacts our research and development expenditures as we continue to invest more in our current and future product development efforts.

SMCI | Q2 2025 Form 10-Q | 37

Artificial Intelligence and Data Centers

The increased use of artificial intelligence ("AI"), which has required increased datacenter capabilities, has substantially increased demand for our products in the recent past. We expect that the AI market, and thus the need for additional datacenter capabilities, will continue to strengthen, and we will therefore continue to enhance our product capabilities and breadth of our service offerings to meet the demand of the AI market and datacenters. We believe that the configuration of certain of our products to meet the unique needs of the AI market and datacenters differentiates us from many of our competitors and will lead us to secure an even greater market share going forward.

Macroeconomic Factors

Our business and financial outlook have experienced, and may continue to face, challenges due to adverse macroeconomic conditions and uncertainties. These factors encompass labor shortages, disruptions in the supply chain, inflation, higher interest rates, and fluctuations in capital markets.

Financial Highlights

The following is a summary of our financial highlights for the three months ended December 31, 2024 and 2023:

•Net sales increased by 54.9% in the three months ended December 31, 2024 as compared to the three months ended December 31, 2023.

•Gross margin decreased to 11.8% in the three months ended December 31, 2024 from 15.4% in the three months ended December 31, 2023.

•Operating expenses increased by 56.2% as compared to the three months ended December 31, 2023 and were equal to 5.3% and 5.3% of net sales in the three months ended December 31, 2024 and 2023, respectively.

•Effective tax rate decreased to 15.2% in the three months ended December 31, 2024 from 17.3% in the three months ended December 31, 2023.

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
SMCI | Q2 2025 Form 10-Q | 38

Results of Operations

The following table presents certain items of our condensed consolidated statements of operations expressed as a percentage of revenue.

	Three Months Ended December 31,			Six Months Ended December 31,
	2024		2023	2024		2023
Net sales	100.0%		100.0%	100.0%		100.0%
Cost of sales	88.2%		84.6%	87.6%		84.1%
Gross profit	11.8%		15.4%	12.4%		15.9%
Operating expenses:
Research and development	2.8%		3.0%	2.5%		3.8%
Sales and marketing	1.4%		1.3%	1.3%		1.5%
General and administrative	1.1%		1.0%	1.1%		1.2%
Total operating expenses	5.3%		5.3%	4.9%		6.5%
Income from operations	6.5%		10.1%	7.5%		9.4%
Other income (expense), net	0.2%		(0.2)%	0.2%		0.0%
Interest expense	(0.1)%		(0.2)%	(0.2)%		(0.2)%
Income before income tax provision	6.6%		9.7%	7.5%		9.2%
Income tax provision	(1.0)%		(1.7)%	(1.1)%		(1.4)%
Share of income from equity investee, net of taxes	—%	*	0.1%	—%	*	—%	*
Net income	5.6%		8.1%	6.4%		7.8%
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

The following table presents net sales by product type for the three and six months ended December 31, 2024 and 2023 (dollars in millions):

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2024	2023	$	%	2024	2023	$	%
Server and storage systems	$5,487.2	$3,435.6	$2,051.6	59.7%	$11,234.9	$5,402.2	$5,832.7	108.0%
Percentage of total net sales	96.6%	93.7%			96.7%	93.4%
Subsystems and accessories	$190.8	$229.3	$(38.5)	(16.8)%	$380.3	$382.4	$(2.1)	(0.5)%
Percentage of total net sales	3.4%	6.3%			3.3%	6.6%
Total net sales	$5,678.0	$3,664.9	$2,013.1	54.9%	$11,615.2	$5,784.6	$5,830.6	100.8%

SMCI | Q2 2025 Form 10-Q | 39

Server and storage systems constitute an assembly and integration of subsystems and accessories and related services. Subsystems and accessories are comprised of server-boards, chassis and accessories.

Comparison of Three Months Ended December 31, 2024 and 2023

The period-over-period increase in net sales of our server and storage systems was primarily driven by an increase in the demand from customers for GPU servers, high performance computing (“HPC"), and rack-scale solutions which are generally more complex and of higher value, resulting in an increase of average selling price ("ASP").
The period-over-period decrease in net sales for our subsystems and accessories of 16.8% was primarily due to the focus on allocating certain supply chain constrained components to build and ship server and storage systems rather than selling them as parts of subsystems and accessories.

Comparison of Six Months Ended December 31, 2024 and 2023

The period-over-period increase in net sales of our server and storage systems was primarily driven by an increase in the demand from customers for GPU servers, HPC, and rack-scale solutions which are generally more complex and of higher value, resulting in an increase of ASP.
The period-over-period decrease in net sales for our subsystems and accessories of 0.5% was primarily due to the focus on allocating certain supply chain constrained components to build and ship server and storage systems rather than selling them as parts of subsystems and accessories.

The following table presents net sales by geographic region for the three and six months ended December 31, 2024 and 2023 (dollars in millions):

	Three Months Ended December 31,		Change	Change	Six Months Ended December 31,		Change	Change
	2024	2023	$	%	2024	2023	$	%
United States	$3,847.0	$2,605.6	$1,241.4	47.6%	$8,088.3	$4,225.1	$3,863.2	91.4%
Percentage of total net sales	67.8%	71.1%			69.6%	73.0%
Asia	$768.2	$656.2	$112.0	17.1%	$1,722.8	$881.7	$841.1	95.4%
Percentage of total net sales	13.5%	17.9%			14.8%	15.2%
Europe	$933.8	$288.4	$645.4	223.8%	$1,579.6	$479.3	$1,100.3	229.6%
Percentage of total net sales	16.4%	7.9%			13.6%	8.3%
Others	$129.0	$114.7	$14.3	12.5%	$224.5	$198.5	$26.0	13.1%
Percentage of total net sales	2.3%	3.1%			2.0%	3.5%
Total net sales	$5,678.0	$3,664.9			$11,615.2	$5,784.6

Comparison of Three Months Ended December 31, 2024 and 2023

The period-over-period increase in overall net sales is driven by an increase in demand from customers for GPU servers, HPC, and rack-scale solutions which have higher ASPs, especially for large enterprise and data center customers from the United States and Europe, where they have experienced significant growth. The period-over-period increase of net sales in Europe is mainly due to an increase in net sales in the United Kingdom, Spain and Sweden.

Comparison of Six Months Ended December 31, 2024 and 2023

The period-over-period increase in overall net sales is driven by an increase in demand from customers for GPU servers, HPC, and rack-scale solutions which have higher ASPs, especially for large enterprise and data center customers from the United States, Asia and Europe sales where they have experienced significant growth. The period-over-period increase of net sales in Europe and Asia is mainly due to an increase in net sales in the United Kingdom, Spain, Sweden and Singapore.

SMCI | Q2 2025 Form 10-Q | 40

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

Cost of sales and gross margin for the three and six months ended December 31, 2024 and 2023 are as follows (dollars in millions):

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2024	2023	$	%	2024	2023	$	%
Cost of sales	$5,007.9	$3,100.6	$1,907.3	61.5%	$10,169.6	$4,866.6	$5,303.0	109.0%
Gross profit	$670.0	$564.3	$105.7	18.7%	$1,445.6	$918.0	$527.6	57.5%
Gross margin	11.8%	15.4%		(3.6)%	12.4%	15.9%		(3.5)%

Comparison of Three Months Ended December 31, 2024 and 2023

The period-over-period increase in cost of sales was primarily attributed to an increase of $1,858.7 million in costs of materials and contract manufacturing expenses, a $21.8 million increase in overhead costs, a $17.1 million increase in inventory write-down adjustment and a $9.7 million increase in freight costs primarily related to the increase in net sales volume.

The period-over-period decrease in the gross margin percentage was primarily due to our strategy to offer competitive pricing to gain market share, increased competition and a change in product and customer mix.

Comparison of Six Months Ended December 31, 2024 and 2023

The period-over-period increase in cost of sales was primarily attributed to an increase of $5,206.2 million in costs of materials and contract manufacturing expenses primarily related to the increase in net sales volume, a $41.0 million increase in overhead costs, a $34.0 million increase in freight costs primarily related to the increase in net sales volume, and a $21.8 million increase in inventory write-down adjustment.

The period-over-period decrease in the gross margin percentage was primarily due to our strategy to offer competitive pricing to gain market share, increased competition and a change in product and customer mix.

SMCI | Q2 2025 Form 10-Q | 41

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

Sales and marketing expenses consist primarily of personnel expenses including salaries, benefits, stock-based compensation and incentive bonuses, and related expenses for our sales and marketing personnel, cost for tradeshows, sales representative fees and marketing programs. From time to time, we receive marketing development funding from certain suppliers. Under these arrangements, we are reimbursed for certain marketing costs that we incur as part of the joint promotion of our products and those of our suppliers. These amounts offset a portion of the related expenses and have the effect of reducing our reported sales and marketing expenses. The timing, magnitude and estimated usage of these programs can result in significant variations in reported sales and marketing expenses from period to period. Spending on cooperative marketing, reimbursed by our suppliers, typically increases in connection with new product releases by our suppliers.

General and administrative expenses consist primarily of general corporate costs, including personnel expenses such as salaries, benefits, stock-based compensation and incentive bonuses, and related expenses for our general and administrative personnel, financial reporting, corporate governance and compliance, outside legal, audit, tax fees, insurance and credit losses on accounts receivable.

Operating expenses for the three and six months ended December 31, 2024 and 2023 are as follows (dollars in millions):

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2024	2023	$	%	2024	2023	$	%
Research and development	$158.2	$108.8	$49.4	45.4%	$290.5	$219.8	$70.7	32.2%
Percentage of total net sales	2.8%	3.0%			2.5%	3.8%
Sales and marketing	$79.6	$46.9	$32.7	69.7%	$148.4	$84.1	$64.3	76.5%
Percentage of total net sales	1.4%	1.3%			1.3%	1.5%
General and administrative	$63.6	$37.2	$26.4	71.0%	$128.9	$70.1	$58.8	83.9%
Percentage of total net sales	1.1%	1.0%			1.1%	1.2%
Total operating expenses	$301.4	$192.9	$108.5	56.2%	$567.8	$374.0	$193.8	51.8%
Percentage of total net sales	5.3%	5.3%			4.9%	6.5%

SMCI | Q2 2025 Form 10-Q | 42

Comparison of Three Months Ended December 31, 2024 and 2023

Research and development expenses. The period-over-period increase in research and development expenses was driven by a $39.8 million increase in employee related costs including stock-based compensation expense, salary increases and higher headcount as we expanded our workforce and invested in key talent, a $12.6 million increase in product development costs to support next generation products and technologies, offset by a $3.0 million increase in research and development credits received from certain suppliers and customers. We believe that research and development expenses will continue to increase as we continue to expand our workforce and invest in key talent to stay at the forefront of development of next generation products and technologies.

Sales and marketing expenses. The period-over-period increase in sales and marketing expenses was driven by a $14.9 million increase in employee related costs including stock-based compensation expense, salary increases and higher headcount as we expanded our workforce and invested in key talent, and a $19.6 million increase in advertising and other expenses, which was offset by a $1.8 million increase in marketing development funds received. We believe that sales and marketing expenses will continue to increase as we continue to expand our workforce and invest in key talent.

General and administrative expenses. The period-over-period increase in general and administrative expenses was driven by a $16.0 million increase in professional and service fees primarily driven by expenses associated with the circumstances discussed in the Explanatory Note, an $8.5 million increase in employee related costs including stock-based compensation expense, salary increases and higher headcount as we expanded our workforce and invested in key talent and an increase of $1.9 million in other expenses which consisted primarily of increased facilities expenses. We believe that general and administrative expenses will continue to increase as we continue to expand our workforce and invest in key talent.

Comparison of Six Months Ended December 31, 2024 and 2023

Research and development expenses. The period-over-period increase in research and development expenses was driven by a $58.7 million increase in employee related costs including stock-based compensation expense, salary increases and higher headcount as we expanded our workforce and invested in key talent, a $17.0 million increase in product development costs to support next generation products and technologies, which was offset by a $5.0 million increase in research and development credits received from certain suppliers and customers. We believe that research and development expenses will continue to increase as we continue to expand our workforce and invest in key talent to stay at the forefront of development of next generation products and technologies.

Sales and marketing expenses. The period-over-period increase in sales and marketing expenses was driven by a $38.7 million increase in employee related costs including stock-based compensation expense, salary increases and higher headcount as we expanded our workforce and invested in key talent, and a $31.0 million increase in advertising and other expenses, which was offset by a $5.4 million increase in marketing development funds received. We believe that sales and marketing expenses will continue to increase as we continue to expand our workforce and invest in key talent.

General and administrative expenses. The period-over-period increase in general and administrative expenses was driven by a $36.2 million increase in professional and service fees primarily driven by expenses associated with the circumstances discussed in the Explanatory Note, a $16.3 million increase in employee related costs including stock-based compensation expense, salary increases and higher headcount as we expanded our workforce and invested in key talent and an increase of $6.2 million in other expenses which consisted primarily of increased facilities expenses. We believe that general and administrative expenses will continue to increase as we continue to expand our workforce and invest in key talent.

Interest Expense and Other Income (Expense), Net

Other income (expense), net consists primarily of interest earned on our investment, cash balances and foreign exchange gains and losses.

Interest expense represents interest expense on our term loans and lines of credit and amortization of the 2029 Convertible Notes issuance costs.

SMCI | Q2 2025 Form 10-Q | 43

Other income (expense), net and Interest expense for the three and six months ended December 31, 2024 and 2023 are as follows (dollars in millions):

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2024	2023	$	%	2024	2023	$	%
Other income (expense), net	$13.0	$(7.9)	$20.9	(265)%	$20.2	$(1.3)	$21.5	(1,653.8)%
Interest expense	(6.5)	(8.1)	1.6	(19.8)%	(23.9)	(10.0)	(13.9)	139.0%
Other income (expense), net and interest expense	$6.5	$(16.0)	$22.5	(140.6)%	$(3.7)	$(11.3)	$7.6	(67.3)%

Comparison of Three Months Ended December 31, 2024 and 2023

The $22.5 million increase in other income (expense), net and interest expense was primarily attributable to a $20.9 million increase in other income, driven by a foreign exchange gain of $14.1 million due to a strengthening US dollar and a $6.9 million increase in interest income. The decrease in interest expense of $1.6 million was driven by overall lower term loan balances creating savings of $2.7 million, partially offset by additional interest charges on the 2029 Convertible Notes of $1.1 million.

Comparison of Six Months Ended December 31, 2024 and 2023

The $7.6 million increase in other income (expense), net and interest expense was primarily attributable to a $21.5 million increase in other income, driven by an $13.2 million increase in interest income and a foreign exchange gain of $6.3 million due to a strengthening US dollar. The increase in interest expense of $13.9 million was driven by overall higher loan balances and $3.0 million in 2029 Convertible Note charges.

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

Income tax provision for income taxes and effective tax rates for the three and six months ended December 31, 2024 and 2023 are as follows (dollars in millions):

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2024	2023	$	%	2024	2023	$	%
Income tax provision	$57.0	$61.5	$(4.5)	(7.3)%	$131.7	$81.7	$50.0	61.2%
Percentage of total net sales	1.0%	1.7%			1.0%	1.4%
Effective tax rate	15.2%	17.3%			15.1%	15.3%

Comparison of Three Months Ended December 31, 2024 and 2023

Our quarterly effective income tax rate is based on the estimated annual income tax rate forecast and discrete tax items recognized in the period. The effective tax rate for the three months ended December 31, 2024, was lower than that for the three months ended December 31, 2023, primarily due to the increase in the stock compensation tax deduction and research tax credit in the three months ended December 31, 2024.

Comparison of Six Months Ended December 31, 2024 and 2023

The income tax provision for the six months ended December 31, 2024 was higher than that for the six months ended December 31, 2023, primarily due to a significant increase in annual forecasted taxable income for the six months ended December 31, 2024. However, the effective tax rate for the six months ended December 31, 2024, remained nearly unchanged compared to the six months ended December 31, 2023, as the stock compensation deduction remained relatively consistent year over year.

SMCI | Q2 2025 Form 10-Q | 44

Liquidity and Capital Resources

We have financed our growth primarily with funds generated from operations, utilizing borrowing facilities and selling our common stock, and issuing convertible notes. Our recent drivers of liquidity changes have included an increase in the need for working capital due to higher levels of inventory required to support our growing revenues and to a lesser extent, longer supply chain lead times on certain key components. Our cash and cash equivalents were $1.4 billion and $1.7 billion as of December 31, 2024 and June 30, 2024, respectively. Our cash and cash equivalents in foreign locations were $325.8 million and $337.3 million as of December 31, 2024 and June 30, 2024, respectively.
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

Our key cash flow metrics were as follows (dollars in millions):

	Six Months Ended December 31,		Change
	2024	2023
Net cash provided by (used in) operating activities	$169.1	$(324.6)	$493.7
Net cash used in investing activities	$(71.8)	$(22.5)	$(49.3)
Net cash (used in) provided by financing activities	$(337.4)	$632.2	$(969.6)
Effect of exchange rate fluctuations on cash	$0.8	$0.2	$0.6
Net (decrease) increase in cash, cash equivalents and restricted cash	$(239.3)	$285.2	$(524.5)

Operating Activities

Net cash provided by operating activities increased by $493.7 million for the six months ended December 31, 2024, as compared to the six months ended December 31, 2023. This increase was primarily driven by a $292.0 million increase in net income, a $179.6 million increase in working capital, and a $22.1 million increase in non-cash items. The cash provided by working capital was primarily driven by a $1,755.1 million increase in inventory due to higher shipment of inventory to fulfill customer demand, a $35.3 million increase in accounts receivable due to cash collections, this was offset by a $1,386.5 million decrease in accounts payable due to timing of vendor payments, and a $224.3 million decrease in other operating assets and liabilities.

Investing Activities

Net cash used in investing activities increased by $49.3 million for the six months ended December 31, 2024 as compared to the six months ended December 31, 2023 primarily due to an increase in property, plant and equipment of $54.5 million made in the six months ended December 31, 2024, partially offset by a decrease in investments of $5.2 million.

Financing Activities

Net cash provided by financing activities decreased by $969.6 million for the six months ended December 31, 2024 as compared to the six months ended December 31, 2023. The decrease was primarily due to a decrease in issuance of common stock, net of issuing costs of $582.8 million, a decrease of $348.0 million in proceeds from borrowings, net of repayment and higher withholding tax payment for equity compensation related activities of $38.8 million.

SMCI | Q2 2025 Form 10-Q | 45

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

Capital Expenditure Requirements

We anticipate our capital expenditures for the remainder of fiscal year 2025 will be in range of $76.0 million to $86.0 million, relating primarily to costs associated with our global manufacturing capabilities, including tooling for new products, new information technology investments, and facilities upgrades and expansion. We will also continue to evaluate new business opportunities and new markets. As a result, our future growth within the existing business or new opportunities and markets may dictate the need for additional facilities and capital expenditures to support that growth. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment.

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

SMCI | Q2 2025 Form 10-Q | 46

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in money market funds and certificates of deposit. Our investment in an auction rate security has been classified as non-current due to the lack of a liquid market for these securities. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results of operations. As of December 31, 2024, our investments were in money market funds, certificates of deposits and auction rate securities.

We are exposed to changes in interest rates as a result of our borrowings under our term loans and revolving lines of credit. The interest rates for the term loans and the revolving lines of credit ranged from 1.33% to 6.17% at December 31, 2024 and 1.33% to 7.33% at June 30, 2024. Based on the outstanding principal indebtedness of $208.4 million under our credit facilities as of December 31, 2024, we believe that a 10% change in interest rates would not have a significant impact on our results of operations.

Foreign Currency Risk

To date, our international customer and supplier agreements have been denominated primarily in U.S. dollars and accordingly, we have limited exposure to foreign currency exchange rate fluctuations from customer agreements, and do not currently engage in foreign currency hedging transactions. The functional currency of our subsidiaries in the Netherlands and Taiwan is the U.S. dollar. However, certain loans and transactions in these entities are denominated in a currency other than the U.S. dollar, and thus we are subject to foreign currency exchange rate fluctuations associated with re-measurement to U.S. dollars. Such fluctuations have not been significant historically, and a 10% change in foreign currency exchange rates would not have a significant impact on the results of operations. Realized and unrealized foreign exchange gain for the three and six months ended December 31, 2024 was $4.1 million and $3.9 million, respectively. Realized and unrealized foreign exchange loss for the three and six months ended December 31, 2023 was $9.9 million and $2.4 million, respectively.

SMCI | Q2 2025 Form 10-Q | 47

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
SMCI | Q2 2025 Form 10-Q | 48

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

SMCI | Q2 2025 Form 10-Q | 49

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2024, we did not repurchase shares of our common stock.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2024, none of the Company’s executive officers or directors entered into trading plans pursuant to Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended, no pre-existing trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) were terminated or modified by the Company’s executive officers and directors, and no other written trading arrangements not intended to qualify for the Rule 10b5-1(c) affirmative defense were adopted, modified, or terminated by the Company’s executive officers and directors.

SMCI | Q2 2025 Form 10-Q | 50

Item 6.     Exhibits

(a) Exhibits.

Exhibit Number	Description

10.1
Notification and Confirmation of Credit Conditions for Medium-Term Credit Loan dated November 14, 2024 (C246200157604) (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on November 20, 2024)

10.2
Notification and Confirmation of Credit Conditions for Medium-Term Credit Loan dated November 14, 2024 (C246200157603) (Incorporated by reference to Exhibit 10.2 filed with the Company’s Current report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on November 20, 2024)

31.1+	Certification of Chief Executive Officer pursuant to Section 302, of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

104+	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL

+ Filed herewith
SMCI | Q2 2025 Form 10-Q | 51

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
SMCI | Q2 2025 Form 10-Q | 52