Form 10-Q
period 2025-03-31
Super Micro Computer, Inc.
filed 2025-05-12
CIK 1375365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________

Form 10-Q
__________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2025, there were 596,817,646 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common stock of the registrant issued.

SUPER MICRO COMPUTER, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2025

Unless the context requires otherwise, the words “Super Micro,” “Supermicro,” “we,” “Company,” “us” and “our” in this document refer to Super Micro Computer, Inc. and where appropriate, our wholly owned subsidiaries. Supermicro, the Company logo and our other registered or common law trademarks, service marks, or trade names appearing in this Quarterly Report on Form 10-Q (this “Quarterly Report”), are the property of Super Micro Computer, Inc. or its affiliates. Other trademarks, service marks, or trade names appearing in this Quarterly Report are the property of their respective owners.

The information contained on our website, or available by hyperlink from our website, is not incorporated into this Quarterly Report or other documents we file with, or furnish to, the Securities and Exchange Commission (the “SEC”). We intend to use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Such disclosures will be included in the “Investor Relations” section of our website. Accordingly, investors should monitor that section of our website, in addition to following our press releases, investor presentations, SEC filings and public conference calls and webcasts.

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

The Stock Split became effective at 5:00 p.m. Eastern Time on September 30, 2024. Trading in the common stock on the Nasdaq Global Select Market commenced on a Stock Split-adjusted basis at the market open on October 1, 2024, under the existing trading symbol “SMCI.”

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

PART I: FINANCIAL INFORMATION

Item 1.        Financial Statements
SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value per share amounts)
 (unaudited)

	March 31,	June 30,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$2,536,101	$1,669,766
Accounts receivable, net of allowance for credit losses of $67 and $73 at March 31, 2025 and June 30, 2024, respectively (including accounts receivable from related parties of $316 and $6,194 at March 31, 2025 and June 30, 2024, respectively)	2,642,556	2,737,331
Inventories	3,870,243	4,333,029
Prepaid expenses and other current assets (including receivables from related parties of $14,721 and $11,939 at March 31, 2025 and June 30, 2024, respectively)	464,689	191,834
Total current assets	9,513,589	8,931,960
Property, plant and equipment, net	492,565	414,008
Deferred income taxes, net	481,216	365,172
Other assets	251,155	114,952
Total assets	$10,738,525	$9,826,092
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including amounts due to related parties of $115,304 and $165,295 at March 31, 2025 and June 30, 2024, respectively)	$643,050	$1,472,381
Accrued liabilities (including amounts due to related parties of $741 and $170 at March 31, 2025 and June 30, 2024, respectively)	344,679	259,674
Income taxes payable	23,633	18,268
Lines of credit and current portion of term loans	63,971	402,346
Deferred revenue	352,803	193,052
Total current liabilities	1,428,136	2,345,721
Deferred revenue, non-current	312,994	223,324
Term loans, non-current	43,003	74,083
Convertible notes	2,385,320	1,697,716
Other long-term liabilities	189,593	67,878
Total liabilities	4,359,046	4,408,722
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock and additional paid-in capital, $0.001 par value
Authorized shares: 1,000,000; Issued and outstanding shares: 596,765 and 588,087 at March 31, 2025 and June 30, 2024, respectively	2,939,276	2,830,820
Accumulated other comprehensive income	663	706
Retained earnings	3,439,380	2,585,680
Total Super Micro Computer, Inc. stockholders’ equity	6,379,319	5,417,206
Non-controlling interest	160	164
Total stockholders’ equity	6,379,479	5,417,370
Total liabilities and stockholders’ equity	$10,738,525	$9,826,092

See accompanying notes to condensed consolidated financial statements.
SMCI | Q3 2025 Form 10-Q | 1

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Net sales (including related party sales of $7,647 and $25,804 in the three months ended March 31, 2025 and 2024, respectively, and $33,799 and $58,980 in the nine months ended March 31, 2025 and 2024, respectively)	$4,599,913	$3,850,066	$16,215,131	$9,634,662
Cost of sales (including related party purchases of $115,519 and $130,397 in the three months ended March 31, 2025 and 2024, respectively, and $491,680 and $355,948 in the nine months ended March 31, 2025 and 2024, respectively)	4,159,695	3,252,698	14,329,311	8,119,281
Gross profit	440,218	597,368	1,885,820	1,515,381
Operating expenses:
Research and development	162,857	116,226	453,329	336,077
Sales and marketing	59,978	49,691	208,400	133,775
General and administrative	70,603	53,137	199,488	123,241
Total operating expenses	293,438	219,054	861,217	593,093
Income from operations	146,780	378,314	1,024,603	922,288
Other (expense) income, net	(18,313)	10,035	1,879	8,762
Interest expense	(13,402)	(6,246)	(37,291)	(16,240)
Income before income tax provision	115,065	382,103	989,191	914,810
Income tax (provision) benefit	(5,843)	19,983	(137,544)	(61,735)
Share of (expense) income from equity investee, net of taxes	(445)	373	2,053	2,347
Net income	$108,777	$402,459	$853,700	$855,422
Net income per common share:
Basic	$0.18	$0.71	$1.44	$1.57
Diluted	$0.17	$0.66	$1.37	$1.45
Weighted-average shares used in the calculation of net income per common share:
Basic	595,041	564,780	592,349	545,620
Diluted	621,809	614,310	625,272	588,890

See accompanying notes to condensed consolidated financial statements.
SMCI | Q3 2025 Form 10-Q | 2

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Net income	$108,777	$402,459	$853,700	$855,422
Foreign currency translation gain (loss), net of tax	11	(108)	(43)	(90)
Total comprehensive income	$108,788	$402,351	$853,657	$855,332

See accompanying notes to condensed consolidated financial statements.
SMCI | Q3 2025 Form 10-Q | 3

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

Three Months Ended March 31, 2025	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	593,481,352	$2,907,052	$652	$3,330,603	$159	$6,238,466
Exercise of stock options	1,250,287	7,584	—	—	—	7,584
Release of shares of common stock upon vesting of restricted stock units	3,028,380	—	—	—	—	—
Shares withheld for withholding taxes related to settlement of equity awards	(994,893)	(41,925)	—	—	—	(41,925)
Stock-based compensation	—	84,922	—	—	—	84,922
Tax impact of amendment to capped call transactions	—	(18,357)	—	—	—	(18,357)
Other comprehensive income	—	—	11	—	—	11
Net income	—	—	—	108,777	1	108,778
Balance at March 31, 2025	596,765,126	$2,939,276	$663	$3,439,380	$160	$6,379,479

Three Months Ended March 31, 2024	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	559,173,040	$1,190,276	$657	$1,885,977	$164	$3,077,074
Exercise of stock options	4,369,010	15,540	—	—	—	15,540
Release of shares of common stock upon vesting of restricted stock units	2,914,280	—	—	—	—	—
Shares withheld for withholding taxes related to settlement of equity awards	(937,370)	(78,391)	—	—	—	(78,391)
Issuance of common stock in a public offering, net of issuance costs	20,000,000	1,731,186	—	—	—	1,731,186
Purchase of capped calls, net of tax	—	(109,710)	—	—	—	(109,710)
Stock-based compensation	—	56,107	—	—	—	56,107
Other comprehensive loss	—	—	(108)	—	—	(108)
Net income (loss)	—	—	—	402,459	(1)	402,458
Balance at March 31, 2024	585,518,960	$2,805,008	$549	$2,288,436	$163	$5,094,156

SMCI | Q3 2025 Form 10-Q | 4

Nine Months Ended March 31, 2025	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2024	588,087,410	$2,830,820	$706	$2,585,680	$164	$5,417,370
Exercise of stock options	4,177,891	14,452	—	—	—	14,452
Release of shares of common stock upon vesting of restricted stock units	7,613,580	—	—	—	—	—
Shares withheld for withholding taxes related to settlement of equity awards	(3,113,755)	(118,960)	—	—	—	(118,960)
Stock-based compensation	—	231,321	—	—	—	231,321
Tax impact of amendment to capped call transactions	—	(18,357)	—	—	—	(18,357)
Other comprehensive loss	—	—	(43)	—	—	(43)
Net income (loss)	—	—	—	853,700	(4)	853,696
Balance at March 31, 2025	596,765,126	$2,939,276	$663	$3,439,380	$160	$6,379,479

Nine Months Ended March 31, 2024	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2023	529,013,580	$538,352	$639	$1,433,014	$165	$1,972,170
Exercise of stock options	7,783,100	25,114	—	—	—	25,114
Release of shares of common stock upon vesting of restricted stock units	8,024,500	—	—	—	—	—
Shares withheld for withholding taxes related to settlement of equity awards	(2,453,270)	(119,285)	—	—	—	(119,285)
Issuance of common stock in a public offering, net of issuance costs	43,151,050	2,313,990	—	—	—	2,313,990
Purchase of capped calls, net of tax	—	(109,710)	—	—	—	(109,710)
Stock-based compensation	—	156,547	—	—	—	156,547
Other comprehensive loss	—	—	(90)	—	—	(90)
Net income (loss)	—	—	—	855,422	(2)	855,420
Balance at March 31, 2024	585,518,960	$2,805,008	$549	$2,288,436	$163	$5,094,156

See accompanying notes to condensed consolidated financial statements.
SMCI | Q3 2025 Form 10-Q | 5

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended March 31,
	2025	2024
OPERATING ACTIVITIES:
Net income	$853,700	$855,422
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	39,708	29,174
Stock-based compensation expense	230,840	156,547
Share of income from equity investee	(2,053)	(2,347)
Unrealized foreign currency exchange loss (gain)	2,742	(282)
Loss on extinguishment of convertible notes	30,251	—
Deferred income taxes, net	(134,401)	(144,485)
Other	5,577	3,186
Changes in operating assets and liabilities:
Accounts receivable, net (including changes in related party balances of $5,878 and $4,363 during the nine months ended March 31, 2025 and 2024, respectively)	94,782	(501,870)
Inventories	457,897	(2,679,023)
Prepaid expenses and other assets (including changes in related party balances of $(2,782) and $(2,517) during the nine months ended March 31, 2025 and 2024, respectively)	(284,356)	(25,673)
Accounts payable (including changes in related party balances of $(49,991) and $13,448 during the nine months ended March 31, 2025 and 2024, respectively)	(811,690)	309,613
Accrued liabilities (including changes in related party balances of $571 and $4,781 during the nine months ended March 31, 2025 and 2024, respectively)	52,714	123,937
Income taxes payable	5,365	(99,824)
Deferred revenue	249,421	132,043
Other long-term liabilities (including changes in related party balances of $729 and $(178) during the nine months ended March 31, 2025 and 2024, respectively)	5,414	5,424
Net cash provided by (used in) operating activities	795,911	(1,838,158)
INVESTING ACTIVITIES:
Purchases of property, plant and equipment (including payments to related parties of $10,508 and $9,132 during the nine months ended March 31, 2025 and 2024, respectively)	(104,536)	(110,296)
Investment in equity securities	—	(27,673)
Net cash used in investing activities	(104,536)	(137,969)
FINANCING ACTIVITIES:
Proceeds from lines of credit and term loans	1,357,991	1,818,850
Repayment of lines of credit and term loans	(1,731,366)	(1,939,590)
Proceeds from exercise of stock options	14,452	25,114
Payment for withholding taxes related to settlement of equity awards	(118,960)	(119,285)
Issuances of common stock in public offerings, net of issuance costs of $42,567	—	2,313,990
Debt issuance costs in connection with amended 2029 Convertibles Notes	(31,217)	—
Proceeds from issuance of 2029 Convertible Notes, net of issuance costs of $29,232	—	1,695,768
Proceeds from issuance of 2028 Convertible Notes, net of issuance costs of $16,304	683,696	—
Purchase of capped calls	—	(142,140)
Other	22	76
Net cash provided by financing activities	174,618	3,652,783
Effect of exchange rate fluctuations on cash	826	(1,634)
Net increase in cash, cash equivalents and restricted cash	866,819	1,675,022
Cash, cash equivalents and restricted cash at the beginning of the period	1,670,273	440,960
SMCI | Q3 2025 Form 10-Q | 6

Cash, cash equivalents and restricted cash at the end of the period	$2,537,092	$2,115,982

Supplemental disclosure of cash flow information:
Cash paid for interest	$24,046	$14,813
Cash paid for taxes, net of refunds	$270,392	$300,596

Non-cash investing and financing activities:
Unpaid property, plant and equipment purchases (including due to related parties of $7,111 and $1,492 as of March 31, 2025 and 2024, respectively)	$18,283	$9,345
Right of use (“ROU”) assets obtained in exchange for operating lease commitments	$128,617	$24,140
Transfer of inventory to property, plant and equipment	$4,889	$—

See accompanying notes to condensed consolidated financial statements.

SMCI | Q3 2025 Form 10-Q | 7

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended June 30, 2024, of Super Micro Computer, Inc., a Delaware corporation, and its consolidated entities (collectively, the “Company”). The condensed consolidated balance sheet as of March 31, 2025 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.

The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. All intercompany balances and transactions have been eliminated. Interim results are not necessarily indicative of the results for the full year ending June 30, 2025.

Significant Accounting Policies

There have been no material changes to the Company's significant accounting policies from its Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

Concentration of Supplier Risk

Certain materials used by the Company in the manufacturing of its products are available from a limited number of suppliers. Shortages could occur in these materials due to an interruption of supply or increased demand in the industry.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Percentage of total purchases
Supplier A	67.7%	69.8%	65.4%	65.8%
Supplier B	5.1%	n/a	3.9%	n/a
Supplier C	4.9%	5.1%	5.5%	7.1%

^The supplier references of A-C above may represent different suppliers than those reported in a previous period.

Purchases from Ablecom Technology, Inc. (“Ablecom”) and Compuware Technology, Inc. (“Compuware”), which are both related parties of the Company (see Note 9, “Related Party Transactions”), accounted for a combined 2.8% and 4.0% of total cost of sales for the three months ended March 31, 2025 and 2024, respectively, and a combined 3.4% and 4.4% of total cost of sales for the nine months ended March 31, 2025 and 2024, respectively.

Concentration of Customer Risk

The concentration of customer risk refers to the potential adverse impact on a business due to a high dependency on a limited number of customers. This risk arises when a significant portion of the Company's revenue is generated from a small group of clients. If any of these key customers reduce their orders, delay payments, or terminate their contracts, the business could face substantial financial instability.

Significant customer information is as follows:
SMCI | Q3 2025 Form 10-Q | 8

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Percentage of total net sales
Customer A	22.5%	21.2%	23.5%	23.7%
Customer B	14.1%	*	*	*
Customer C	*	16.8%	13.5%	*
Customer D	*	*	15.1%	*

^The customer references of A-D above may represent different customers than those reported in a previous period.
*Below 10%

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable. The Company deposits cash with high-quality financial institutions. These deposits are guaranteed by the federal deposit insurance corporation up to an insurance limit.

Significant customer information is as follows:

	March 31, 2025	June 30, 2024
Percentage of accounts receivable
Customer A	46.4%	15.4%
Customer C	17.4%	*
Customer D	*	44.8%

^The customer references of A-D above may represent different customers than those reported in a previous period.
*Below 10%

Recent Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures. This ASU requires that a public entity provide additional segment disclosures on an interim and annual basis. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements unless impracticable. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The ASU is effective for the Company’s fiscal year beginning July 1, 2024, and for the interim period beginning July 1, 2025. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements other than additional disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The standard is effective for annual periods beginning after December 15, 2024. Early adoption is permitted and should be applied prospectively, with retrospective application permitted. The ASU is effective for the Company’s fiscal year beginning July 1, 2025. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements other than additional disclosures.

SMCI | Q3 2025 Form 10-Q | 9

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
In March 2024, the FASB issued ASU 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements, which contains amendments to the Codification that remove references to various FASB Concepts Statements. The ASU affects a variety of Topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance. The ASU may be applied prospectively or retrospectively and is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The ASU is effective for the Company’s fiscal year beginning July 1, 2025. The Company does not expect this ASU to have a material impact on its consolidated financial statements and disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement, but it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which was issued to clarify the initial effective date for entities that do not have an annual reporting period that ends on December 31 (referred to as non-calendar year-end entities). The update clarified that ASU 2024-03 shall be effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The ASU is effective for the Company’s fiscal year beginning July 1, 2027. We do not expect this ASU to have a material impact on our consolidated financial statements and disclosures.

Note 2. Revenue

Disaggregation of Revenue

The Company disaggregates revenue by type of product and geographical region to depict the nature, amount, and timing of revenue and cash flows. Service and software revenues, which are less than 10%, are not a significant component of total revenue and are aggregated with server and storage systems revenue.

The following is a summary of net sales by product type (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Server and storage systems	$4,458,895	$3,698,446	$15,693,826	$9,100,616
Subsystems and accessories	141,018	151,620	521,305	534,046
Total	$4,599,913	$3,850,066	$16,215,131	$9,634,662

Server and storage systems constitute an assembly and integration of subsystems and accessories, software, and related services. Subsystems and accessories are comprised of server boards, chassis and accessories.

Revenue related to services for the three months ended March 31, 2025 and 2024 was $57.2 million and $38.3 million, respectively, which is recognized over time ratably over the contract term. Revenue related to services for the nine months ended March 31, 2025 and 2024 was $161.8 million and $110.7 million, respectively, which is recognized over time ratably over the contract term.

SMCI | Q3 2025 Form 10-Q | 10

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
International net sales are based on the country and geographic region to which the products were shipped. The following is a summary for the three and nine months ended March 31, 2025 and 2024, of net sales by geographic region (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
United States	$2,768,181	$2,685,213	$10,856,490	$6,910,312
Asia	1,354,346	764,614	3,077,166	1,646,302
Europe	290,108	297,653	1,869,722	776,949
Other	187,278	102,586	411,753	301,099
Total	$4,599,913	$3,850,066	$16,215,131	$9,634,662

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

Contract liabilities consist of deferred revenue and relate to amounts invoiced to or advance consideration received from customers, which precede the Company’s satisfaction of the associated performance obligations. The Company’s deferred revenue primarily results from customer payments received upfront for extended warranties and on-site services because these performance obligations are satisfied over time. Additionally, at times, deferred revenue may fluctuate due to the timing of non-refundable advance consideration received from non-cancelable contracts relating to the sale of future products. Revenue recognized during the three and nine months ended March 31, 2025, which was included in the opening deferred revenue balance as of June 30, 2024, of $416.4 million, was $38.5 million and $154.0 million, respectively. Revenue recognized during the three and nine months ended March 31, 2024, which was included in the opening deferred revenue balance as of June 30, 2023, of $304.4 million, was $28.9 million and $104.1 million, respectively.

Deferred revenue increased $249.4 million as of March 31, 2025 as compared to June 30, 2024. This increase was mainly due to the deferral on invoiced amounts for service contracts during the period exceeding the recognized revenue from contracts entered into in prior periods. This was accompanied by a $116.7 million increase in non-refundable advance consideration or cash consideration received from customers which preceded the Company's satisfaction of the associated performance obligations relating to product sales which are expected to be fulfilled in the next 12 months.

Transaction Price Allocated to the Remaining Performance Obligations

Remaining performance obligations represent in aggregate the amount of transaction price that has been allocated to performance obligations not delivered, or only partially delivered, as of the end of the reporting period. The Company applies the exemption to not disclose information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less. These performance obligations generally consist of services, such as on-site services, including integration services and extended warranty services that are contracted for one year or less, and products for which control has not yet been transferred. For contracts with a duration of more than one year, the value of the transaction price allocated to the remaining performance obligations as of March 31, 2025 was approximately $665.8 million. The Company expects to recognize approximately 53% of such value in the next 12 months, and the remainder thereafter.

SMCI | Q3 2025 Form 10-Q | 11

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 3. Net Income Per Common Share

The following table shows the computation of basic and diluted net income per common share for the three and nine months ended March 31, 2025 and 2024 (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Numerator:
Net income - basic	$108,777	$402,459	$853,700	$855,422
Convertible Notes interest charge, net of tax	—	385	1,777	385
Net income - diluted	$108,777	$402,844	$855,477	$855,807

Denominator:
Weighted-average shares outstanding - basic	595,041	564,780	592,349	545,620
Effect of dilutive convertible notes	—	4,710	1,673	1,550
Effect of dilutive securities	26,768	44,820	31,250	41,720
Weighted-average shares outstanding - diluted	621,809	614,310	625,272	588,890

Net income per common share - basic	$0.18	$0.71	$1.44	$1.57
Net income per common share - diluted	$0.17	$0.66	$1.37	$1.45

Potentially dilutive shares of common stock issuable upon conversion of the Company's outstanding 3.50% Convertible Senior Notes (as amended, restated, and/or otherwise modified from time to time, the “2029 Convertible Notes”), and outstanding 2.25% 2028 Convertible Senior Notes (the “2028 Convertible Notes”) are determined using the if-converted method. For the nine months ended March 31, 2025, shares issuable upon conversion of the 2028 Convertible Notes were dilutive and were included within the numerator for interest and denominator for shares issuable upon conversion of the diluted net income per common share computation. For three months ended March 31, 2025, shares issuable upon conversion of 2028 Convertible Notes were anti-dilutive. For three and nine months ended March 31, 2025, shares issuable upon conversion of 2029 Convertible Notes were anti-dilutive.

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net income per share of common shares attributable to common stockholders, because their effect was anti-dilutive (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Stock-based awards	16,245	88	9,278	3,105
Convertible notes	32,138	—	20,673	—
SMCI | Q3 2025 Form 10-Q | 12

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 4. Balance Sheet Components

The following tables provide details of the selected balance sheet items (in thousands):

Cash, Cash Equivalents and Restricted Cash:

	March 31, 2025	June 30, 2024
Cash and cash equivalents	$2,536,101	$1,669,766
Restricted cash included in other assets	991	507
Total cash, cash equivalents and restricted cash	$2,537,092	$1,670,273

Inventories:

	March 31, 2025	June 30, 2024
Finished goods	$2,870,043	$3,312,768
Work in process	454,396	450,993
Purchased parts and raw materials	545,804	569,268
Total inventories	$3,870,243	$4,333,029

The Company recorded a net provision for excess and obsolete inventory to cost of sales totaling $125.1 million and $15.4 million during the three months ended March 31, 2025 and 2024, respectively, and $159.0 million and $28.3 million for the nine months ended March 31, 2025 and 2024, respectively.

Property, Plant and Equipment, net:

	March 31, 2025	June 30, 2024
Land	$162,963	$150,137
Buildings	182,461	163,764
Machinery and equipment	187,133	156,496
Building and leasehold improvements	119,360	72,075
Furniture and fixtures	53,062	46,241
Software	28,905	24,363
Construction in progress	669	14,828
Property, plant and equipment, gross	734,553	627,904
Accumulated depreciation and amortization	(241,988)	(213,896)
Property, plant and equipment, net	$492,565	$414,008

SMCI | Q3 2025 Form 10-Q | 13

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Depreciation expense for the three months ended March 31, 2025 and 2024, was $10.9 million and $7.6 million, respectively, and for the nine months ended March 31, 2025 and 2024, was $29.4 million and $21.9 million, respectively.

Accrued Liabilities:

	March 31, 2025	June 30, 2024
Accrued payroll and related expenses	$57,373	$62,006
Customer deposits	52,954	46,942
Accrued cooperative marketing expenses	25,431	15,967
Accrued warranty costs	10,740	10,009
Operating lease liability	13,188	9,248
Accrued professional fees	5,484	1,699
Accrued interest - convertible notes	10,011	—
Customer-related liabilities	71,920	42,455
Input tax payable	42,299	14,064
Other	55,279	57,284
Total accrued liabilities	$344,679	$259,674

Product Warranties:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Balance, beginning of the period	$18,288	$16,616	$17,815	$14,859
Provision for warranty	25,253	13,176	53,949	36,220
Costs utilized	(24,277)	(12,423)	(51,131)	(33,813)
Change in estimated liability for pre-existing warranties	(337)	273	(1,706)	376
Balance, end of the period	18,927	17,642	18,927	17,642
Current portion	10,740	10,028	10,740	10,028
Non-current portion	$8,187	$7,614	$8,187	$7,614
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

SMCI | Q3 2025 Form 10-Q | 14

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The following table sets forth the Company’s financial instruments as of March 31, 2025 and June 30, 2024, which are measured at fair value on a recurring basis by level within the fair value hierarchy. These are classified based on the lowest level of input that is significant to the fair value measurement (in thousands):

March 31, 2025	Level 1	Level 2	Level 3	Asset at Fair Value
Assets
Money market funds (1)	$289	$—	$—	$289
Certificates of deposit	—	479	—	479
Investment in marketable equity security	3,482	—	—	3,482
Auction rate security	—	—	1,829	1,829
Total assets measured at fair value	$3,771	$479	$1,829	$6,079

June 30, 2024	Level 1	Level 2	Level 3	Asset at Fair Value
Assets
Money market funds (1)	$340	$—	$—	$340
Certificates of deposit	—	486	—	486
Investment in marketable equity security	3,686	—	—	3,686
Auction rate security	—	—	1,829	1,829
Total assets measured at fair value	$4,026	$486	$1,829	$6,341

(1) $0.1 million and $0.1 million in money market funds are included in Cash and cash equivalents and $0.2 million and $0.2 million in money market funds are included in Restricted cash, non-current in Other assets in the condensed consolidated balance sheets as of March 31, 2025 and June 30, 2024, respectively.

The carrying amounts of money market funds and certificates of deposit approximate their fair values due to their relatively short maturities.

The investment in marketable equity security is carried at fair value using values available on a public exchange, is based on a Level 1 input, and is recorded in Prepaid expenses and other current assets in the condensed consolidated balance sheets. The unrealized gains and losses of the investment are included in earnings. For the three and nine months ended March 31, 2025, an unrealized loss of $1.3 million and an unrealized loss of $0.2 million, respectively, has been recorded in Other (expense) income, net in the condensed consolidated statement of operations. For the three and nine months ended March 31, 2024, an unrealized loss of $1.5 million and $2.3 million, respectively, has been recorded in Other (expense) income, net in the condensed consolidated statements of operations.

The Company’s investment in an auction rate security is classified as an available for sale security within Level 3 of the fair value hierarchy as the determination of its fair value was not based on observable inputs as of March 31, 2025 and June 30, 2024. The Company is using the discounted cash flow method to estimate the fair value of the auction rate security at each period end and using the following assumptions: (i) the expected yield based on observable market rate of similar securities, (ii) the security coupon rate that is reset monthly, (iii) the estimated holding period and (iv) a liquidity discount. The liquidity discount assumption is based on the management estimate of lack of marketability discount of similar securities and is determined based on the analysis of financial market trends over time, recent redemptions of securities and other market activities. The Company performed a sensitivity analysis and applying a change of either plus or minus 100 basis points in the liquidity discount would not result in a significantly higher or lower fair value measurement of the auction rate security as of March 31, 2025.

For the three and nine months ended March 31, 2025 and 2024, there were no unrealized gains and losses recognized for the auction rate security in other comprehensive income.

SMCI | Q3 2025 Form 10-Q | 15

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
On a quarterly basis, the Company also evaluates the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, and current economic conditions, and reasonable economic forecasts that affect collectability. For the three and nine months ended March 31, 2025 and 2024, the credit losses related to the Company’s investments were not material.

There were no transfers between Level 1, Level 2 or Level 3 financial instruments in the three and nine months ended March 31, 2025 and 2024.

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

The Company performed a qualitative assessment to identify impairment indicators and records an impairment identified to Other (expense) income, net on the condensed consolidated statements of operations. During the three and nine months ended March 31, 2025, the Company did not record an impairment. The Company did not record an impairment during the three months ended March 31, 2024 and recorded $1.8 million of impairment during the nine months ended March 31, 2024.

As of March 31, 2025 and June 30, 2024, the Company had $54.6 million and $54.6 million of investments in privately held companies recorded in Other assets on the condensed consolidated balance sheets for which the measurement alternative was elected.

Financial Instruments Not Recorded at Fair Value

The Company estimates the fair value of outstanding debt, including its 2029 Convertible Notes and 2028 Convertible Notes for disclosure purposes on a recurring basis.

As of March 31, 2025 and June 30, 2024, our total lines of credit and term loans of $107.0 million and $476.4 million, respectively, are reported at amortized cost. The outstanding debt was categorized as Level 2 as it is not actively traded. The carrying value approximates fair value.

The estimated fair value as of March 31, 2025 of the 2029 Convertible Notes and 2028 Convertible Notes were $1,689.5 million and $730.4 million, respectively. The estimated fair value of the 2029 Convertible Notes and 2028 Convertible Notes was determined through consideration of quoted market prices. The 2029 Convertible Notes and 2028 Convertible Notes are categorized as Level 2 since their fair value was based on Level 2 inputs of quoted prices.

SMCI | Q3 2025 Form 10-Q | 16

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 6. Lines of Credit and Term Loans

Short-term and long-term loan obligations with respect to revolving lines of credit and term loans as of March 31, 2025 and June 30, 2024 consisted of the following (in thousands):

	March 31,	June 30,
	2025	2024
Line of credit:
CTBC Credit Lines	$24,166	$184,573
Chang Hwa Bank Credit Lines	—	9,215
HSBC Bank Credit Lines	—	30,000
E.SUN Bank Credit Lines	—	60,000
Mega Bank Credit Lines	—	50,000
First Bank Credit Lines	—	28,084
Total line of credit	24,166	361,872
Term loan facilities:
Chang Hwa Bank Credit Facility due October 15, 2026	11,957	17,918
CTBC Term Loan Facility, due June 4, 2030	26,756	31,155
CTBC Term Loan Facility, due August 15, 2026	1,980	3,079
E.SUN Bank Term Loan Facility, due September 15, 2026	14,500	22,116
E.SUN Bank Term Loan Facility, due August 15, 2027	9,490	12,645
Mega Bank Term Loan Facility, due October 3, 2026	18,125	27,644
Total term loans	82,808	114,557
Total lines of credit and term loans	106,974	476,429
Lines of credit and current portion of term loans	63,971	402,346
Term loans, non-current	$43,003	$74,083

SMCI | Q3 2025 Form 10-Q | 17

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Activities under Revolving Lines of Credit and Term Loans

Available borrowings and interest rates as of March 31, 2025 and June 30, 2024 consisted of the following (in thousands except for percentages):

	March 31, 2025		June 30, 2024
	Available borrowings	Interest rate	Available borrowings	Interest rate
Line of credit:
2018 Bank of America Credit Facility	$—	n/a	$350,000	6.82%
2022 Bank of America Credit Facility	$—	n/a	$20,000	6.49%
Cathay Bank Line of Credit	$—	n/a	$132,000	7.33%
CTBC Credit Lines	$160,834	2.63% - 5.79%	$427	2.09% - 6.13%
Chang Hwa Bank Credit Lines	$29,062	1.88% - 5.18%	$20,000	1.88% - 6.33%
HSBC Bank Credit Lines	$—	n/a	$20,000	2.03% - 6.28%
E.SUN Bank Credit Lines	$—	n/a	$—	2.02% - 6.17%
Mega Bank Credit Lines	$50,000	2.02% - 5.26%	$—	1.90% - 5.80%
First Bank Credit Lines	$—	n/a	$1,916	2.03% - 6.19%
Yuanta Bank Credit Lines	$46,822	2.32% - 5.95%	$47,610	2.32% - 6.33%

Term loan facilities:
Bank of America Term Loan	$—	n/a	$—	n/a
Chang Hwa Bank Credit Facility due October 15, 2026	$—	2.08%	$—	1.68%
CTBC Term Loan Facility, due June 4, 2030	$—	1.33%	$—	1.33%
CTBC Term Loan Facility, due August 15, 2026	$—	1.53% - 2.03%	$—	1.53%
E.SUN Bank Term Loan Facility, due September 15, 2026	$—	1.87% - 2.17%	$—	1.87%
E.SUN Bank Term Loan Facility, due August 15, 2027	$—	1.87%	$—	1.87%
Mega Bank Term Loan Facility, due October 3, 2026	$—	2.02%	$—	1.52% - 1.72%
See Note 7 “Lines of Credit and Term Loans” of the Company’s 2024 Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (“2024 10-K”) to the condensed consolidated financial statements in this Quarterly Report for a more complete description of the Company's credit facilities.

The Company entered into new agreements during the nine months ended March 31, 2025 with the following terms:

Bank of America

Bridge Term Loan Facility

On July 19, 2024, the Company entered into a Term Loan Credit Agreement, by and among the Company, the lenders party thereto, and Bank of America, N.A., as the administrative agent (the “Term Loan Agent”), which provided for a $500 million term loan facility (the “Bridge Term Loan Facility”). On September 27, 2024, the Company entered into Amendment No. 1 to Term Loan Credit Agreement (the “Term Loan Amendment”), by and among the Company, the lenders party thereto, and the Term Loan Agent, which amended the Bridge Term Loan Facility to, among other things, extend the date by which the Company was required to deliver its audited financial statements for its fiscal year 2024 under the Bridge Term Loan Facility from September 28, 2024 to November 27, 2024 and required the Company to prepay $250 million of the term loans outstanding thereunder.

SMCI | Q3 2025 Form 10-Q | 18

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

2022 Bank of America Credit Facility

On November 20, 2024, the Company through Super Micro Computer, Inc. Taiwan (the “Taiwan Subsidiary”), a wholly owned subsidiary of the Company, terminated its obligations under the Uncommitted Facility Agreement for credit lines with Bank of America – Taipei Branch.

Cathay Bank

Cathay Bank Line of Credit

On October 28, 2024, the Company entered into a Third Amendment to Loan Agreement, by and among the Company and Cathay Bank, which amended the Loan Agreement, dated as of May 19, 2022 (the “Cathay Bank Loan Agreement”), to, among other things, (a) extend the date by which the Company was required to deliver its (i) audited financial statements for its fiscal year 2024 under the Cathay Bank Loan Agreement from October 28, 2024 to December 31, 2024 and (ii) balance sheet and income statement for its fiscal quarter ended September 30, 2024 under the Loan Agreement from November 29, 2024 to December 31, 2024 and (b) added a covenant requiring that the Company maintain at least $150 million of unrestricted cash at all times. On November 15, 2024, the Company also entered into a Fourth Amendment to Loan Agreement, by and between the Company and Cathay Bank, which amended the Cathay Bank Loan Agreement to, among other things, reduce the revolving line and letter of credit sub-limit under the Cathay Bank Loan Agreement to $458,000. On November 20, 2024, the Company prepaid in full and terminated its obligations under the Cathay Bank Loan Agreement.

CTBC Bank

2025 CTBC Facility Letter

On February 27, 2025, the Taiwan Subsidiary received a new facility letter from CTBC Bank (“2025 Facility”), issued under the general agreement for omnibus credit lines with CTBC Bank, dated February 16, 2024 (the “2024 CTBC Agreement”). As a result, the credit arrangements under the 2024 CTBC Agreement now include the previously issued long and medium-term loan facility of New Taiwan Dollar (“NTD”) 1,550 million entered into in 2020 and 2021 (the “Long and Medium Loan Facility”), and each of (i) a short-term loan and guarantee line providing credit of up to NTD 1,800 million and NTD 100 million, respectively (the “NTD Short Term Loan/Guarantee Line”), (ii) a short-term loan providing a line of credit of up to $40 million (the “USD Short Term Loan Line”), (iii) an export/import o/a loan line providing a line of credit of up to $105 million for exports and imports (the “Export/Import Line”) and (iv) an import o/a loan line of credit of up to $80 million (the “Import O/A Line,” and, together with the NTD Short Term Loan/Guarantee Line, the USD Short Term Loan Line, and the Export/Import Line, the “2025 CTBC Credit Lines”). Aggregate borrowings under all the 2025 CTBC Credit Lines are subject to a cap of $185 million as set forth under the 2024 CTBC Agreement.

The 2025 Facility expires on February 28, 2026. As of March 31, 2025, the outstanding borrowings under the 2025 CTBC Bank Credit Lines were $24.2 million.
SMCI | Q3 2025 Form 10-Q | 19

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

Principal payments on lines of credit and term loans are due as follows (in thousands):

Fiscal Year:	Principal Payments
Remainder of 2025	$34,118
2026	39,805
2027	17,293
2028	5,833
2029	5,178
2030 and thereafter	4,747
Total lines of credit and term loans	$106,974

As of March 31, 2025, the Company was in compliance with all the covenants for the revolving lines of credit and term loans identified in this Note 6 “Lines of Credit and Term Loans”.
SMCI | Q3 2025 Form 10-Q | 20

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 7. Convertible Notes

2029 Convertible Notes

In February 2024, the Company issued $1,725.0 million aggregate principal amount of 0.00% Convertible Senior Notes due 2029 (the “Original 2029 Convertible Notes”). On February 11, 2025, the Company entered into privately negotiated subscription agreements with certain holders of the Original 2029 Convertible Notes (the “Convertible Note SPAs”) to, among other things, amend certain terms of, and obtain waivers with respect to, the Original 2029 Convertible Notes and to issue $700.0 million aggregate principal amount of the 2028 Convertible Notes (as further described below). On February 12, 2025, pricing of the amended 2029 Convertible Notes and 2028 Convertible Notes was set pursuant to the Convertible Note SPAs, establishing a binding commitment by the parties to the Convertible Note SPAs. On February 20, 2025, the Company amended and supplemented that certain indenture governing the Original 2029 Convertible Notes (the “Original 2029 Notes Indenture”), dated as of February 27, 2024, by and between the Company U.S. Bank Trust Company, National Association, as trustee (the “Trustee”) by entering into a first supplemental indenture and a second supplemental indenture (the Original 2029 Notes Indenture, as so amended, the “2029 Convertible Notes Indenture”), in each case with the Trustee. Pursuant to the 2029 Convertible Notes Indenture, the 2029 Convertible Notes were amended to (i) bear interest from February 20, 2025 at an annual rate of 3.50%, payable semi-annually in arrears on each March 1 and September 1, beginning on September 1, 2025 and (ii) include an updated conversion rate of 11.9842 shares of the Company's common stock per $1,000 principal amount of 2029 Convertible Notes which is equivalent to a conversion price of approximately $83.44 per share of the Company’s common stock, in each case subject to adjustment as set forth in 2029 Convertible Notes Indenture (such amendments, the “Amendments”). The 2029 Convertible Notes are convertible into cash, shares of the Company’s common stock, or a combination of cash and shares of common stock, at the Company’s election. The other terms of the 2029 Convertible Notes remained substantially unchanged. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $30.3 million was recognized during the quarter ended March 31, 2025.

The conversion rate is subject to customary adjustments for certain events as described in the 2029 Convertible Notes Indenture. Special interest will accrue on the 2029 Convertible Notes in the circumstances and at the rates described in the 2029 Convertible Notes Indenture. The debt issuance costs and premium are amortized to interest expense. The 2029 Convertible Notes do not contain financial maintenance covenants.

Holders may convert their 2029 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter, if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “2029 Convertible Note measurement period”) in which the trading price per $1,000 principal amount of 2029 Convertible Notes for each trading day of the 2029 Convertible Note measurement period was less than 98% of the product of the last reported sale price per share of Company’s common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company’s common stock, as described in the 2029 Convertible Notes Indenture; (4) if the Company calls such notes for redemption; and (5) at any time from, and including, September 1, 2028 until the close of business on the second scheduled trading day immediately before the maturity date irrespective of the circumstances in (1) - (4) above.

If the Company undergoes a fundamental change (as defined in the 2029 Convertible Notes Indenture), subject to certain conditions, holders may require the Company to repurchase for cash all or any portion of their 2029 Convertible Notes, at a fundamental change repurchase price equal to 100% of the principal amount of the 2029 Convertible Notes to be repurchased, plus any accrued and unpaid interest, if any, up to, but excluding, the fundamental change repurchase date. In addition, following certain corporate events or if the Company issues a notice of redemption, it will, under certain circumstances, increase the conversion rate for holders who elect to convert their 2029 Convertible Notes in connection with such corporate event or during the relevant redemption period.

SMCI | Q3 2025 Form 10-Q | 21

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The 2029 Convertible Notes are redeemable, in whole or in part (subject to certain limitations), for cash at the Company’s option at any time, and from time to time, on or after March 1, 2027 and on or before the 20th scheduled trading day immediately before the maturity date, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for a specified period of time. The redemption price will be equal to the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

The 2029 Convertible Notes have customary provisions relating to the occurrence of “events of default” (as defined in the 2029 Convertible Notes Indenture). The occurrence of such events of default may result in the acceleration of all amounts due under the 2029 Convertible Notes. No sinking fund is provided for the 2029 Convertible Notes.

The 2029 Convertible Notes are general unsecured obligations of the Company and rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2029 Convertible Notes; equal in right of payment with all of the Company’s existing and future senior, unsecured indebtedness (including the 2028 Convertible Notes); effectively subordinated to any of the Company’s existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness; and structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity if any, of the Company’s current or future subsidiaries. As of March 31, 2025, none of the conditions permitting the holders of the 2029 Convertible Notes to convert their notes early had been met. Therefore, the 2029 Convertible Notes are classified as long-term debt.

The carrying value of the 2029 Convertible Notes, net of unamortized issuance costs and premium of $23.9 million, was $1,701.1 million as of March 31, 2025. Interest expense related to the amortization of debt issuance costs and premium was $0.8 million and interest was $8.2 million for the quarter ended March 31, 2025. The effective interest rate is 3.88%.

In connection with the Amendment, the Company entered into agreements to amend certain terms of the Capped Call Transactions. Refer to discussion below under “Capped Calls”.

2028 Convertible Notes

On February 20, 2025, the Company issued $700.0 million aggregate principal amount of its 2.25% Convertible Senior Notes due 2028 (the “2028 Convertible Notes”) pursuant to an indenture by and between the Company and U.S. Bank Trust Company, National Association, as trustee (the “2028 Convertible Notes Indenture”). The Company received proceeds from the offering of approximately $700.0 million before deducting any issuance costs and fees payable to the placement agents. The 2028 Convertible Notes will mature on July 15, 2028, unless earlier repurchased, redeemed or converted.

The 2028 Convertible Notes bear interest from February 20, 2025 at an annual rate of 2.25%, payable semi-annually in arrears on each January 15 and July 15, beginning on July 15, 2025. The 2028 Convertible Notes are convertible into cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s election, at an initial conversion rate of 16.3784 shares of the Company’s common stock per $1,000 principal amount of 2028 Convertible Notes, which is equivalent to an initial conversion price of approximately $61.06 per share of the Company’s common stock. The conversion rate is subject to customary adjustments for certain events as described in the 2028 Convertible Notes Indenture. The Company may pay special interest, if any, at its election as the sole remedy relating to a failure to comply with its reporting obligations and will be obligated to pay additional interest, if any, under the circumstances set forth in the 2028 Convertible Notes Indenture. The 2028 Convertible Notes do not contain financial maintenance covenants.

SMCI | Q3 2025 Form 10-Q | 22

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Holders may convert their 2028 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2025, if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “2028 Convertible Note measurement period”) in which the trading price per $1,000 principal amount of 2028 Convertible Notes for each trading day of the 2028 Convertible Note measurement period was less than 98% of the product of the last reported sale price per share of Company’s common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company’s common stock, as described in the 2028 Convertible Notes Indenture; (4) if the Company calls such 2028 Convertible Notes for redemption; and (5) at any time from, and including, January 15, 2028 until the close of business on the second scheduled trading day immediately before the maturity date irrespective of the circumstances in (1) - (4) above.

If the Company undergoes a fundamental change (as defined in the 2028 Convertible Notes Indenture), subject to certain conditions, holders may require the Company to repurchase for cash all or any portion of their 2028 Convertible Notes, at a fundamental change repurchase price equal to 100% of the principal amount of the 2028 Convertible Notes to be repurchased, plus any accrued and unpaid interest, up to, but excluding, the fundamental change repurchase date. In addition, following certain corporate events or if the Company issues a notice of redemption, it will, under certain circumstances, increase the conversion rate for holders who elect to convert their 2028 Convertible Notes in connection with such corporate event or during the relevant redemption period.

The 2028 Convertible Notes are redeemable, in whole or in part (subject to certain limitations), for cash at the Company’s option at any time, and from time to time, on or after March 1, 2026 and on or before the 20th scheduled trading day immediately before the maturity date, but only if the last reported sale price per share of the Company’s common stock exceeds 150% of the conversion price for a specified period of time. The redemption price will be equal to the principal amount of the 2028 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

The 2028 Convertible Notes have customary provisions relating to the occurrence of “events of default” (as defined in the 2028 Convertible Notes Indenture). The occurrence of such events of default may result in the acceleration of all amounts due under the 2028 Convertible Notes. No sinking fund is provided for the 2028 Convertible Notes.

The 2028 Convertible Notes are general unsecured obligations of the Company and rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2028 Convertible Notes; equal in right of payment with all of the Company’s existing and future senior, unsecured indebtedness (including the 2029 Convertible Notes); effectively subordinated to any of the Company’s existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness; and structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity if any, of the Company’s current or future subsidiaries. As of March 31, 2025, none of the conditions permitting the holders of the 2028 Convertible Notes to convert their notes early had been met. Therefore, the 2028 Convertible Notes are classified as long-term debt.

The Company accounted for the issuance of the 2028 Convertible Notes as a single liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives.

The carrying value of the 2028 Convertible Notes, net of unamortized issuance costs of $15.8 million, was $684.2 million as of March 31, 2025. Interest expense related to the amortization of debt issuance costs was $0.5 million and for interest was $1.8 million for the quarter ended March 31, 2025. The effective interest rate is 2.97%.

SMCI | Q3 2025 Form 10-Q | 23

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Capped Calls

On February 12, 2025, in connection with the Amendments, the Company also entered into agreements to amend certain terms of the privately negotiated capped call transactions (collectively and as amended, the “Capped Call Transactions”) originally entered into with certain financial institutions (the “Capped Call Counterparties”) on February 22, 2024. The amendments, among other things, make certain adjustments to the economic terms of the capped call transactions, including the strike price and cap price. The strike price, after giving effect to the amendments, is initially $83.44 per share of the Company's common stock. The cap price, after giving effect to the amendments, is initially $94.17 per share of the Company's common stock, and is subject to certain adjustments under the terms of the amended capped calls. The number of shares underlying the Capped Calls increased from 7.455 to 11.984 per $1,000 principal amount of 2029 Convertible Notes.

The Capped Call Transactions are expected generally to reduce the potential dilution to the Company’s common stock upon conversion of the 2029 Convertible Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of the 2029 Convertible Notes, as the case may be, with such reduction and/or offset, in each case subject to a cap.

For accounting purposes, each Capped Call Transaction is a separate transaction, and not part of the terms of the 2029 Convertible Notes. The amendment to the Capped Call Transactions did not change the recognition of the Capped Call Transactions as shareholders’ equity and did not result in any incremental value requiring recognition. The amended 2029 Convertible Notes and the amended Capped Call Transactions have been integrated for tax purposes. The impact of this tax treatment results in the Capped Call Transactions being deductible with the cost of the Capped Call Transactions qualifying as original issue discount for tax purposes over the term of the 2029 Convertible Notes.

SMCI | Q3 2025 Form 10-Q | 24

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 8. Leases
The Company leases offices, warehouses and other premises, vehicles and certain equipment under non-cancelable operating leases. Operating lease expense recognized and supplemental cash flow information related to operating leases for the three and nine months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Operating lease expense (including expense for lease agreements with related parties of $208 and $86 for the three months ended March 31, 2025 and 2024, respectively, and $538 and $363 for the nine months ended March 31, 2025 and 2024, respectively)	$5,712	$2,538	$12,685	$7,076
Cash payments for operating leases (including payments to related parties of $202 and $75 for the three months ended March 31, 2025 and 2024, respectively, $508 and $333 for the nine months ended March 31, 2025 and 2024, respectively)	$5,380	$2,469	$11,959	$6,756
New operating lease assets obtained in exchange for operating lease liabilities	$110,145	$22,301	$128,617	$24,140

During the three and nine months ended March 31, 2025 and 2024, the Company’s costs related to short-term lease arrangements for real estate were $0.2 million each, and costs related to short-term lease arrangements for non-real estate were $0.8 million and $0.6 million, respectively. Non-lease variable payments expensed in the three and nine months ended March 31, 2025 were $1.0 million and $2.5 million. Non-lease variable payments expensed in the three and nine months ended March 31, 2024 were $0.6 million and $1.6 million, respectively.

As of March 31, 2025 and June 30, 2024, the Operating lease right of use assets recorded within Other assets in the condensed consolidated balance sheets were $152.9 million and $34.6 million, respectively. As of March 31, 2025, the weighted average remaining lease term for operating leases was 8.5 years and the weighted average discount rate was 5.8%. As of March 31, 2024, the weighted average remaining lease term for operating leases was 4.8 years and the weighted average discount rate was 5.0%. The short-term portion of the lease liability is included in accrued liabilities and the long-term portion of the lease liability is included in other long-term liabilities on the condensed consolidated balance sheets.

In June 2024, the Company entered into a lease agreement for a 21 megawatt (“MW”) data center co-location space located in Vernon, California (the “Data Center Space”), with a lease term expiring on August 31, 2035. The lease agreement consists of five tranches, with the first tranche of 6 MW having commenced on January 24, 2025. The right-of-use asset and lease liability associated with the commencement of the first tranche, totaling $87.9 million, were recorded during the three months ended March 31, 2025.

SMCI | Q3 2025 Form 10-Q | 25

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Simultaneously, the Company sublicensed the first tranche to an unrelated party (the “Sub licensee”) for the same term, expiring on August 31, 2035. Pursuant to the sublicense, the Company sublicensed the Data Center Space lease to the Sub licensee, and the Sub licensee assumed all rights and obligations with respect to the Data Center Space lease. The Company accounted for the lease as an operating lease and the sublicense as a sublease under ASC 842. The first tranche of 6 MW commenced simultaneously on January 24, 2025, and the related sublicense income for the three and nine months ended March 31, 2025, amounted to $1.3 million. As of March 31, 2025, the future total minimum sublicense receipts expected to be received are as follows (in thousands):

Fiscal Year:	Future minimum sublicense receipts
Remainder of 2025	$3,699
2026	10,037
2027	10,984
2028	11,285
2029	11,653
2030 and beyond	79,994
Total sublicense receipts - Lessor	$127,652

The future undiscounted fixed non-cancelable payment obligation and future minimum sublicense receipts pertaining to the remaining four tranches that have not yet commenced as of March 31, 2025 is approximately $291.4 million and $308.9 million, respectively.

The Company holds an equity investment of $42.5 million in the Sub licensee, which is classified under investments in privately held companies and recorded in Other assets on the condensed consolidated balance sheets. The Sub licensee does not meet the criteria of a related party. Additionally, the Sub licensee has been a customer of the Company, and the Company concluded that equity investment agreements and sub-licensing agreement are separate from revenue contracts as all transactions have been recorded at the respective fair values.

SMCI | Q3 2025 Form 10-Q | 26

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Additionally, the Company extended its warehouse lease in Fremont, California for an additional 63 months, expiring on October 31, 2030. In connection with the foregoing, the Company recorded an additional $20.5 million right-of-use asset and lease liability to the condensed consolidated balance sheets during the three months ended March 31, 2025.

Maturities of operating lease liabilities under non-cancelable operating lease arrangements as of March 31, 2025 were as follows (in thousands):

Fiscal Year:	Maturities of operating leases(1)
Remainder of 2025	$6,258
2026	23,958
2027	25,044
2028	23,899
2029	23,565
2030 and beyond	101,931
Total future lease payments	204,655
Less: Imputed interest	(49,054)
Present value of operating lease liabilities	155,601
Less: Current portion	(13,188)
Long-term portion of operating lease liabilities	$142,413
(1) The table does not include amounts pertaining to leases that have not yet commenced.

Related party leases

The Company has entered into lease agreements with related parties. See Note 9 “Related Party Transactions” for further discussion.

Note 9. Related Party Transactions

The Company has a variety of business relationships with Ablecom and Compuware, both of which are Taiwan-based corporations. Ablecom is one of the Company’s major contract manufacturers; Compuware is both a distributor of the Company’s products and a contract manufacturer for the Company. Ablecom’s Chief Executive Officer, Steve Liang, is the brother of Charles Liang, the Company’s President, Chief Executive Officer and Chairman of the Board. As of March 31, 2025, Steve Liang and his family members owned approximately 35.0% of Ablecom’s stock. Charles Liang and his spouse, Sara Liu, who is also an officer and director of the Company, collectively owned approximately 10.5% of Ablecom’s capital stock. Bill Liang, a brother of both Charles Liang and Steve Liang, is a member of the Board of Directors of Ablecom. Bill Liang is also the Chief Executive Officer of Compuware, Chairman of Compuware’s Board of Directors and a holder of equity interest in Compuware. Steve Liang is also a member of Compuware’s Board of Directors and is an equity holder of Compuware. Neither Charles Liang nor Sara Liu owns any capital stock of Compuware and the Company does not own any of Ablecom or Compuware’s capital stock. In addition, a sibling of Yih-Shyan (Wally) Liaw, who is the Company's Senior Vice President, Business Development and a director of the Company, owns approximately 11.7% of Ablecom’s capital stock and 8.7% of Compuware’s capital stock.

In October 2018, the Company's Chief Executive Officer, Charles Liang, personally borrowed approximately $12.9 million from Chien-Tsun Chang, the spouse of Steve Liang. The loan is unsecured, has no maturity date and bore interest at 0.80% per month for the first six months, increased to 0.85% per month through February 28, 2020, and reduced to 0.25% effective March 1, 2020. The loan was originally made at Mr. Liang's request to provide funds to repay margin loans to two financial institutions, which loans had been secured by shares of the Company's common stock that he held. The lenders called the loans in October 2018, following the suspension of the Company's common stock from trading on Nasdaq in August 2018 and the decline in the market price of the Company's common stock in October 2018. As of March 31, 2025 and June 30, 2024, the amount due on the unsecured loan (including principal and accrued interest) was approximately $16.7 million and $16.4 million, respectively.
SMCI | Q3 2025 Form 10-Q | 27

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Dealings with Ablecom

The Company has entered into a series of agreements with Ablecom, including multiple product development, production and service agreements, credit agreements, product manufacturing agreements, manufacturing services agreements and lease agreements for warehouse space.

Under these agreements, the Company outsources to Ablecom a portion of its design activities and a significant part of its server chassis manufacturing as well as an immaterial portion of other components. Ablecom manufactured approximately 95.0% and 95.2% of the chassis purchased by the Company during the three months ended March 31, 2025 and 2024, respectively, and 95.2% and 92.7% of the chassis purchased by the Company during the nine months ended March 31, 2025 and 2024, respectively. With respect to design activities, Ablecom generally agrees to design certain agreed-upon products according to the Company’s specifications, and further agrees to build the tools needed to manufacture the products. The Company pays Ablecom for the design and engineering services, and further agrees to pay Ablecom for the tooling. The Company retains full ownership of any intellectual property resulting from the design of these products and tooling.

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

The Company’s exposure to financial loss as a result of its involvement with Ablecom is limited to potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products. Outstanding cancelable and non-cancelable purchase orders from the Company to Ablecom on March 31, 2025 were $54.4 million and $25.6 million, respectively, and outstanding cancelable and non-cancelable purchase orders from the Company to Ablecom on June 30, 2024 were $99.0 million and $58.8 million, respectively, effectively representing the exposure to financial loss. The Company does not directly or indirectly guarantee any obligations of Ablecom, or any losses that the equity holders of Ablecom may suffer. Since Ablecom manufactures substantially all the chassis that the Company incorporates into its products, if Ablecom were to suddenly be unable to manufacture chassis for the Company, the Company’s business could suffer if the Company is unable to quickly qualify substitute suppliers who can supply high-quality chassis to the Company in volume and at acceptable prices. The Company has extended a $10.0 million trade credit line with a net 30 days payment terms to Ablecom through a credit agreement that outlines the terms and conditions governing their business dealings.

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

SMCI | Q3 2025 Form 10-Q | 28

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

The Company’s exposure to financial loss as a result of its involvement with Compuware is limited to potential losses on its purchase orders in the event of an unforeseen decline in the market price and/or demand of the Company’s products such that the Company incurs a loss on the sale or cannot sell the products. Outstanding cancelable and non-cancelable purchase orders from the Company to Compuware on March 31, 2025 were $109.1 million and $81.9 million, respectively, and outstanding cancelable and non-cancelable purchase orders from the Company to Compuware on June 30, 2024 were $129.7 million and $93.5 million, respectively, effectively representing the exposure to financial loss. The Company does not directly or indirectly guarantee any obligations of Compuware, or any losses that the equity holders of Compuware may suffer.

Dealings with Leadtek Research Inc.

In October 2023, Ablecom and Compuware together acquired an approximately 30% interest in Leadtek Research Inc. (“Leadtek”), a Taiwan company specializing in providing professional graphics cards and workstation solutions (the “Leadtek Investment”). Prior to the Leadtek Investment, none of the Company’s related parties had direct or indirect material interests in any transactions in which the Company was a participant with Leadtek. Commencing with the closing of the Leadtek Investment, Steve Liang and Bill Liang have served as two of the seven members of the Leadtek board of directors. At the time of Leadtek Investment, Leadtek was, and it continues to be, an authorized reseller of the Company. During the three months ended March 31, 2025, the Company engaged in transactions in which it sold $0.2 million of servers to Leadtek and did not purchase any graphics cards from Leadtek. During the nine months ended March 31, 2025, the Company engaged in transactions in which it sold $0.5 million of servers to Leadtek and purchased $0.5 million of graphics cards from Leadtek.

Dealings with Investment in a Corporate Venture

In October 2016, the Company entered into agreements pursuant to which the Company contributed certain technology rights in connection with an investment in a privately-held company (the “Corporate Venture”) located in China to expand the Company’s presence in China. The Corporate Venture is approximately 30% owned by the Company and approximately 70% owned by another company in China. The transaction was closed in the third quarter of the fiscal year ended June 30, 2017, and the investment is accounted for using the equity method. As such, the Corporate Venture is also a related party.

The Company monitors the investment for events or circumstances indicative of potential impairment and makes appropriate reductions in carrying values if it determines that an impairment charge is required. The carrying value of the equity investment in the corporate venture was $7.7 million and $4.6 million as of March 31, 2025 and June 30, 2024, respectively, recorded in Other assets on the condensed consolidated balance sheets. The Company performed its impairment analysis on this investment and concluded the carrying value is not impaired as of March 31, 2025 and June 30, 2024. No impairment charge was recorded for the three and nine months ended March 31, 2025 and 2024.

SMCI | Q3 2025 Form 10-Q | 29

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The Company sold products worth $4.2 million and $4.3 million to the Corporate Venture during the three months ended March 31, 2025 and 2024, respectively, and $9.0 million and $16.5 million to the Corporate Venture during the nine months ended March 31, 2025 and 2024, respectively. The Company’s share of intra-entity profits on the products that remained unsold by the Corporate Venture as of March 31, 2025 and June 30, 2024 have been eliminated and have reduced the carrying value of the Company’s investment in the Corporate Venture. To the extent that the elimination of intra-entity profits reduces the investment balance below zero, such amounts are recorded within accrued liabilities. The Company had $0.1 million and $5.1 million due from the Corporate Venture in accounts receivable, net as of March 31, 2025 and June 30, 2024, respectively.

Other Transactions

For the three months ended March 31, 2025, the Company had no transactions from Green Earth Liang’s Inc. (“Green Earth”), an entity affiliated with the Company’s Chief Executive Officer. For the nine months ended March 31, 2025, the Company had immaterial chargebacks from Green Earth. As of March 31, 2025, there was no balance due to and from Green Earth. As of June 30, 2024, the amounts due to and from Green Earth were immaterial.

The Company had the following balances related to transactions with its related parties as of March 31, 2025 and June 30, 2024 (in thousands):

	Ablecom		Compuware		Corporate Venture		Leadtek		Total
	March 31, 2025	June 30, 2024	March 31, 2025	June 30, 2024	March 31, 2025	June 30, 2024	March 31, 2025	June 30, 2024	March 31, 2025	June 30, 2024

Accounts receivable	$1	$1	$94	$142	$85	$5,075	$136	$976	$316	$6,194
Other receivable (1)	$1,350	$1,927	$13,371	$10,012	$—	$—	$—	$—	$14,721	$11,939
Accounts payable	$50,359	$98,629	$64,945	$66,436	$—	$—	$—	$230	$115,304	$165,295
Accrued liabilities (2)	$487	$—	$254	$170	$—	$—	$—	$—	$741	$170
Other Long-term liabilities (3)	$227	$—	$502	$—	$—	$—	$—	$—	$729	$—

(1) Other receivables include receivables from vendors included in prepaid and other current assets.
(2) Includes current portion of operating lease liabilities included in other current liabilities.
(3) Other long-term liabilities includes non-current portion of lease liabilities.

The Company’s results from transactions with its related parties for each of the three months ended March 31, 2025 and 2024, are as follows (in thousands):

	Ablecom		Compuware		Corporate Venture		Leadtek		Total
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024

Net sales	$3	$2	$3,278	$21,501	$4,201	$4,301	$165	$—	$7,647	$25,804
Purchases - inventory	$50,147	$65,933	$65,372	$64,464	$—	$—	$—	$—	$115,519	$130,397
Purchases - other miscellaneous items	$8,748	$4,401	$460	$343	$—	$—	$—	$—	$9,208	$4,744

SMCI | Q3 2025 Form 10-Q | 30

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The Company’s results from transactions with its related parties for each of the nine months ended March 31, 2025 and 2024, are as follows (in thousands):

	Ablecom		Compuware		Corporate Venture		Leadtek		Total
	Nine Months Ended March 31,		Nine Months Ended March 31,		Nine Months Ended March 31,		Nine Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024

Net sales	$10	$8	$24,318	$42,498	$8,977	$16,474	$494	$—	$33,799	$58,980
Purchases - inventory	$252,426	$163,131	$238,720	$192,817	$—	$—	$534	$—	$491,680	$355,948
Purchases - other miscellaneous items	$18,866	$12,616	$1,491	$1,092	$—	$—	$—	$—	$20,357	$13,708

The Company’s cash flow impact from transactions with its related parties for each of the nine months ended March 31, 2025 and 2024, are as follows (in thousands):

	Ablecom		Compuware		Corporate Venture		Leadtek		Total
	Nine Months Ended March 31,		Nine Months Ended March 31,		Nine Months Ended March 31,		Nine Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024

Changes in accounts receivable	$—	$(1)	$48	$3,260	$4,990	$1,104	$840	$—	$5,878	$4,363
Changes in other receivable	$577	$1,022	$(3,359)	$(3,539)	$—	$—	$—	$—	$(2,782)	$(2,517)
Changes in accounts payable	$(48,270)	$18,480	$(1,491)	$(5,032)	$—	$—	$(230)	$—	$(49,991)	$13,448
Changes in accrued liabilities	$487	$(538)	$84	$5,319	$—	$—	$—	$—	$571	$4,781
Changes in other long-term liabilities	$227	$—	$502	$(178)	$—	$—	$—	$—	$729	$(178)
Purchases of property, plant and equipment	$10,137	$8,935	$371	$197	$—	$—	$—	$—	$10,508	$9,132
Unpaid property, plant and equipment	$7,111	$1,492	$—	$—	$—	$—	$—	$—	$7,111	$1,492

Note 10. Stock-based Compensation and Stockholders' Equity

Preferred Stock

The Company has 10,000,000 shares of undesignated preferred stock, $0.001 par value per share, authorized but not issued with rights and preferences determined by the Company’s Board of Directors at the time of issuance of such shares. As of March 31, 2025 and 2024, there were no shares of preferred stock issued and outstanding.

Common Stock

The Company may issue up to 1,000,000,000 shares of common stock, $0.001 par value per share. The holders of the Company's common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders.

SMCI | Q3 2025 Form 10-Q | 31

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

Under the 2020 Plan, the Company can grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares, performance units, dividend equivalents, and certain other awards, including those denominated or payable in, or otherwise based on, the Company’s common stock. The exercise price per share for incentive stock options granted to employees owning shares representing more than 10% of the Company’s outstanding voting stock at the time of grant cannot be less than 110% of the fair value of the underlying shares on the grant date. Nonqualified stock options and incentive stock options granted to all other persons are granted at a price not less than 100% of the fair value. Options generally expire ten years after the date of grant. Stock options and RSUs generally vest over four years; 25% at the end of one year and one sixteenth per quarter thereafter.

As of March 31, 2025, the Company had 2,652,165 authorized shares available for future issuance under the 2020 Plan.

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

SMCI | Q3 2025 Form 10-Q | 32

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Risk-Free Interest Rate—The risk-free interest rate used in the Black-Scholes valuation method is based on the United States Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.

The fair value of stock option grants for the three and nine months ended March 31, 2025 and 2024 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Risk-free interest rate	4.05% - 4.39%	4.01% - 4.09%	3.82% - 4.39%	4.01% - 4.78%
Expected term	3.00 years - 5.98 years	3.0 years - 5.99 years	3.00 years - 5.98 years	3.00 years - 5.99 years
Dividend yield	—%	—%	—%	—%
Volatility	73.06% - 95.28%	59.74% - 64.55%	63.67% - 95.28%	56.87% - 64.55%
Weighted-average fair value of options	$18.97	$29.01	$26.03	$20.58

The following table shows total stock-based compensation expense included in the condensed consolidated statements of operations for the three and nine months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Cost of sales	$7,060	$3,221	$17,713	$12,680
Research and development	54,254	24,856	141,590	86,005
Sales and marketing	9,923	4,993	27,245	14,998
General and administrative	13,467	23,037	44,292	42,864
Stock-based compensation expense before taxes	84,704	56,107	230,840	156,547
Income tax impact	(22,433)	(47,023)	(57,442)	(72,641)
Stock-based compensation expense, net	$62,271	$9,084	$173,398	$83,906

During the three and nine months ended March 31, 2025, stock-based compensation expense capitalized to our condensed consolidated balance sheets was $0.2 million and $0.5 million, respectively. During the three and nine months ended March 31, 2024, there was no stock-based compensation expense capitalized to our condensed consolidated balance sheets.

SMCI | Q3 2025 Form 10-Q | 33

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Stock Option Activity

2021 CEO Performance Award

In March 2021, the Company’s Compensation Committee of the Board of Directors (the “Compensation Committee”) approved the grant of a stock option award for 10,000,000 shares of common stock to the Company’s CEO (the “2021 CEO Performance Stock Option”). As of March 31, 2025, the 2021 CEO Performance Stock Option had fully vested based upon achievement of operational and stock price milestones as follows:

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

During the three and nine months ended March 31, 2024, the Company recognized compensation expense related to the 2021 CEO Performance Stock Option of $0.0 million and $0.7 million, respectively. As of June 30, 2024, the Company had no unrecognized compensation cost related to the 2021 CEO Performance Stock Option.

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

SMCI | Q3 2025 Form 10-Q | 34

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The achievement status of the operational and stock price milestones as of March 31, 2025 was as follows:

Annualized Revenue Milestone (in billions)(1)	Achievement Status	Stock Price Milestone(1)	Achievement Status
$13.0	Achieved (6)	$45.00	Achieved (2)
$15.0	Achieved (7)	$60.00	Achieved (3)
$17.0	Achieved (8)	$75.00	Achieved (4)
$19.0	Achieved (9)	$90.00	Achieved (5)
$21.0	Probable	$110.00	Not yet achieved

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
(6)On February 27, 2025, the Compensation Committee certified achievement of the $13.0 billion revenue milestone based on the Company’s previous four consecutive fiscal quarters revenue as of June 30, 2024.
(7)On April 22, 2025, the Compensation Committee certified achievement of the $15.0 billion revenue milestone based on the Company’s previous four consecutive fiscal quarters revenue as of September 30, 2024.
(8)On April 22, 2025, the Compensation Committee certified achievement of the $17.0 billion revenue milestone based on the Company’s previous four consecutive fiscal quarters revenue as of September 30, 2024.
(9)On April 22, 2025, the Compensation Committee certified achievement of the $19.0 billion revenue milestone based on the Company’s previous four consecutive fiscal quarters revenue as of December 31, 2024.

During the three and nine months ended March 31, 2025, the Company recognized compensation expense related to the 2023 CEO Performance Stock Option of $0.9 million and $12.4 million, respectively. As of March 31, 2025, the Company had $6.4 million in unrecognized compensation cost related to the 2023 CEO Performance Stock Option. The unrecognized compensation cost as of March 31, 2025 is expected to be recognized over a period of 1.75 years. During the three and nine months ended March 31, 2024, the Company recognized compensation expense related to the 2023 CEO Performance Stock Option of $16.9 million and $19.4 million, respectively. As of March 31, 2024, the Company had $36.9 million in unrecognized compensation cost related to the 2023 CEO Performance Stock Option. The unrecognized compensation cost as of March 31, 2024 is expected to be recognized over a period of 2.5 years.

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

SMCI | Q3 2025 Form 10-Q | 35

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The following table summarizes stock option activity during the nine months ended March 31, 2025 under all plans:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in Years)
Balance as of June 30, 2024	35,443,550	$17.57	$—	—
Granted	3,648,725	$40.95	$26.03	—
Exercised	(4,354,877)	$4.80	$—	—
Forfeited/Cancelled	(666,062)	$34.12	$—	—
Balance as of March 31, 2025	34,071,336	$21.38	$—	7.09
Options vested and expected to vest at March 31, 2025	34,071,336	$21.38	$—	7.09
Options exercisable at March 31, 2025	19,525,313	$8.83	$—	5.93

The total pretax intrinsic value of options exercised during the three and nine months ended March 31, 2025 was $46.8 million and $162.6 million, respectively. The total pretax intrinsic value of options exercised during the three and nine months ended March 31, 2024 was $317.7 million and $400.3 million, respectively.

As of March 31, 2025, $195.2 million of unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.85 years.

RSU Activity

The following table summarizes RSU activity during the nine months ended March 31, 2025 under all plans:

	Time-Based RSUs Outstanding	Weighted Average Grant-Date Fair Value per Share
Balance as of June 30, 2024	21,272,990	$24.19
Granted	8,171,728	$40.72
Released	(7,613,580)	$17.07
Forfeited	(1,137,456)	$33.59
Balance as of March 31, 2025	20,693,682	$32.83

As of March 31, 2025, $587.5 million of unrecognized compensation cost related to unvested RSUs is expected to be recognized over a weighted-average period of 2.51 years.

SMCI | Q3 2025 Form 10-Q | 36

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 11. Income Taxes

The Company recorded a provision for income taxes of $5.8 million and $137.5 million for the three and nine months ended March 31, 2025, respectively, and tax benefits of $(20.0) million and provision of $61.7 million for the three and nine months ended March 31, 2024, respectively. The effective tax rate was 5.1% and 13.9% for the three and nine months ended March 31, 2025, respectively, and (5.2)% and 6.7% for the three and nine months ended March 31, 2024, respectively. The effective tax rates for the three and nine months ended March 31, 2025 are higher than these for the three and nine months ended March 31, 2024, primarily due to the decrease in the stock compensation tax deduction driven by the decrease in the Company's stock price. The effective tax rates for the three and nine months of fiscal years 2025 and 2024 were lower than the U.S. federal statutory rate of 21%, primarily due to tax benefits from the foreign-derived intangible income deduction, stock-based compensation, and the U.S. federal research tax credit.

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

In general, the federal statute of limitations remains open for tax years ended June 30, 2022 through 2024. Various states' statutes of limitations remain open in general for tax years ended June 30, 2020 through 2024. Certain statutes of limitations in major foreign jurisdictions remain open for the tax years ended June 30, 2019 through 2024. It is reasonably possible that the Company's gross unrecognized tax benefits will decrease by approximately $3.7 million, in the next 12 months, due to the lapse of the statute of limitations in certain jurisdictions. These adjustments, if recognized, would positively impact the Company's effective tax rate, and would be recognized as additional tax benefits.

Note 12. Commitments and Contingencies

Litigation and claims

On August 30, 2024, three putative class action complaints were filed against the Company, the Company’s Chief Executive Officer, and the Company’s Chief Financial Officer in the U.S. District Court for the Northern District of California (Averza v. Super Micro Computer, Inc., et al., No. 5:24-cv-06147, Menditto v. Super Micro Computer, Inc., et al., No. 3:24-cv-06149, and Spatz v. Super Micro Computer, Inc., et al., No. 5:24-cv-06193). On October 4, 2024, a fourth putative class action complaint was filed in the same court (Norfolk County Retirement System v. Super Micro Computer, Inc., et al., No. 5:24-cv-06980). On October 18, 2024, a fifth putative class action complaint was filed in the same court (Covey Financial Inc., et al. v. Super Micro Computer, Inc., et al., No. 5:24-cv-07274). The complaints contain similar allegations, claiming that (i) each of the defendants violated Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder and (ii) each of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer violated Section 20(a) of the Securities Exchange Act as controlling persons of the Company for the alleged violations under (i), due (in each case) to alleged misrepresentations and/or omissions in public statements regarding the Company’s financial results and its internal controls and procedures. The Spatz and Menditto plaintiffs have voluntarily dismissed their respective complaints without prejudice against all Defendants, ending the suits. The Averza and Covey Financial complaints are pending Court appointment of a lead plaintiff. The Company has not been served with the Norfolk County Retirement System complaint. These matters are too preliminary to form a judgment as to whether the likelihood of an adverse outcome is probable and we are unable to estimate the possible loss or range of loss, if any.

SMCI | Q3 2025 Form 10-Q | 37

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
On September 11, 2024, certain current and former directors and certain current officers of the Company were named as defendants in a putative derivative lawsuit filed in the U.S. District Court for the Northern District of California, captioned Hollin v. Liang, et al., Case No. 5:24-cv-06410 (the “Hollin Action”). Four additional putative derivative lawsuits have been filed in the same court, captioned Latypov v. Liang, et al., Case No. 5:24-cv-06779 (filed Sept. 26, 2024), Keritsis v. Liang, et al., Case No. 5:24-cv-07753 (filed Nov. 6, 2024), Roy v. Liang, et al., Case No. 5:24-cv-08006 (filed Nov. 14, 2024), and Jha v. Liang, et al., No. 5:24-cv-08792 (filed Dec. 5, 2024) (together with the Hollin Action, the “Federal Derivative Litigation”). On November 20, 2024, a similar putative derivative lawsuit was filed in the Superior Court of California, County of Santa Clara, captioned Spatz v. Liang, et al., Case No. 24CV452241 (the “Spatz Action”). Two additional putative derivative lawsuits have been filed in the same court, captioned Clark v. Liang, et al., Case No. 24CV454416 (filed Dec. 17, 2024) and Carter, et al. v. Liang, et al., Case No. 24CV454689 (filed Dec. 20, 2024) (together with the Spatz Action, the “State Court Derivative Litigation,” and together with the Federal Derivative Litigation, the “Derivative Litigation”). The Company was also named as a nominal defendant in the Derivative Litigation. The Federal Derivative Litigation purports to allege derivative claims for breaches of Sections 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934, as amended, and Rules 10b-5 and 14a-9 promulgated thereunder, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and contribution arising out of allegations that the Company’s officers and directors caused the Company to issue materially false and misleading statements concerning the Company’s business operations and financial results. The State Court Derivative Litigation purports to allege claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, waste of corporate assets, unjust enrichment, and insider trading arising out of similar allegations as the Federal Derivative Litigation. The plaintiffs in the Derivative Litigation seek unspecified money damages, in addition to punitive damages and other relief. On January 14, 2025, the Court in the Hollin Action granted plaintiffs’ motion to consolidate the five previously stayed Federal Derivative Litigation actions. On March 24, 2025, the Court in the Spatz Action entered a Stipulation and Order staying all proceedings and consolidating the three State Court Derivative Litigation actions. These matters are too preliminary to form a judgment as to whether the likelihood of an adverse outcome is probable and we are unable to estimate the possible loss or range of loss, if any.

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

In late 2024, the Company received subpoenas from the Department of Justice and the Securities and Exchange Commission seeking a variety of documents following the publication of a short seller report in August 2024. The Company is cooperating with these document requests and there have been no charges brought against any person as of the date of this filing.

Other legal proceedings and indemnifications

In addition to the matters described above, from time to time, the Company has been involved in various legal proceedings, disputes, claims, and regulatory or governmental inquiries and investigations arising from the normal course of business activities. The resolution of any such matters have not had a material impact on the Company’s condensed consolidated financial condition, results of operations or liquidity as of March 31, 2025 and any prior periods.

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

SMCI | Q3 2025 Form 10-Q | 38

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Purchase Commitments— The Company has agreements to purchase inventory and non-inventory items primarily through the next 12 months. As of March 31, 2025, these remaining non-cancelable commitments were $1.8 billion, including $107.5 million for related parties. The Company also reviews and assesses the need for expected loss liabilities on a quarterly basis for all products it does not expect to sell for but has committed purchases from suppliers. There were no loss liabilities recognized as of March 31, 2025 and $26.4 million of loss liabilities were recognized in Accrued liabilities in the condensed consolidated balance sheets from purchase commitments as of June 30, 2024.

Lease Commitments— See Note 8 “Leases”, for a discussion of the Company's operating lease commitments.

Note 13. Segment Reporting

The Company operates and reports in one operating segment focused on developing and providing high performance server solutions based upon an innovative, modular and open-standard architecture. The Company’s Chief Executive Officer is the chief operating decision maker.

The following is a summary of property, plant and equipment, net (in thousands):

	March 31,	June 30,
	2025	2024
Long-lived assets:
United States	$310,538	$281,874
Taiwan	117,929	107,878
Malaysia	59,542	21,739
Other	4,556	2,517
	$492,565	$414,008

The table above excludes other assets, goodwill and intangible assets. Operating lease assets in the United States were $143.0 million as of March 31, 2025. Operating lease assets in the United States were $29.3 million as of June 30, 2024. Operating lease assets in all other countries were less than 10% as of March 31, 2025 and June 30, 2024.

For the three months ended March 31, 2025 and 2024, 60.2% and 69.7% of the Company’s revenues were from the United States, and 14.2% and 1.5% of the Company's revenues were from Thailand, respectively. For the nine months ended March 31, 2025 and 2024, 67.0% and 71.7% of the Company’s revenues were from the United States. For the nine months ended March 31, 2025 and 2024, all other countries were individually less than 10%. The Company’s revenue by geographic region is based on where the products were shipped to for the three and nine months ended March 31, 2025 and 2024.

SMCI | Q3 2025 Form 10-Q | 39

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

Overview

We are a global leader in Application-Optimized Total IT Solutions. Founded and operating in San Jose, California, we are committed to delivering first-to-market innovation for Enterprise, Cloud, AI, and 5G Telco/Edge IT Infrastructure. We are a Total IT Solutions manufacturer with server, AI, storage, IoT, switch systems, software, and support services. Supermicro's motherboard, power, and chassis design expertise further enables our development and production, enabling next-generation innovation from cloud to edge for our global customers. Our products are designed and manufactured in-house (in the United States, Taiwan, and the Netherlands), leveraging global operations for scale and efficiency and optimized to improve TCO and reduce environmental impact (Green Computing). The award-winning portfolio of Server Building Block Solutions allows customers to optimize for their exact workload and application by selecting from a broad family of systems built from our flexible and reusable building blocks that support a comprehensive set of form factors, processors, memory, graphic processing units (“GPUs”), storage, networking, power, and cooling solutions (air-conditioned, free air cooling or liquid cooling).

We commenced operations in 1993 and have been profitable every year since inception. For the three months ended March 31, 2025 and 2024, our net income was $108.8 million and $402.5 million, respectively. For the nine months ended March 31, 2025 and 2024, our net income was $853.7 million and $855.4 million, respectively.

In order to increase our sales and profits, we believe that we must continue to develop flexible application optimized server and storage solutions while being among the first to market with new features and products. Our focus is on delivering Total IT Solutions that integrate, validate, and deliver server, storage, networking and software at the rack and cluster (multi-rack) level. Additionally, we will continue to expand our software offering and customer service and support, particularly as we focus more on large enterprise and data center customers. A key component of our strategy is our Data Center Building Block Solutions, which significantly reduces data center build time and supports the full integration of AI computing, server, storage, networking, rack, cabling, liquid cooling, end-to-end management software, onsite deployment services and maintenance. We must also develop our sales partners and distribution channels to further expand our market share.

SMCI | Q3 2025 Form 10-Q | 40

We measure our financial success based on various indicators, including growth in net sales, gross profit margin, operating margin, and growth in net income per common share. Among the key non-financial indicators of our success is our ability to rapidly introduce new products and deliver the latest application-optimized server and storage solutions. To achieve this, we work closely with the developers and manufacturers of key components, ensuring we leverage emerging technologies as they become available. Historically, our ability to quickly introduce new products has allowed us to capitalize on technology transitions such as the launch of new GPUs, microprocessors and storage technologies. As a result, we closely monitor the product introduction cycles of industry leaders, including NVIDIA Corporation, Intel Corporation, Advanced Micro Devices, Inc., Broadcom Inc., Samsung Electronics Company Limited, Micron Technology, Inc. and others. This focus also influences our research and development expenditures as we continue to invest in both our current and future product development efforts.

Artificial Intelligence and Data Centers

The growing use of artificial intelligence (“AI”), which requires enhanced datacenter capabilities, has substantially increased demand for our products. We expect this trend to continue, with further demand for datacenter expansion driven by the AI market. As a result, we will continue to enhance our product capabilities and expand our service offerings to address the growing demand in the AI market and datacenter markets. We believe that our ability to tailor certain products to the unique needs of these sectors sets us apart from many competitors and positions us to capture an even greater market share going forward.

Macroeconomic Factors

Our business, results of operations, and financial outlook have been, and may continue to be, impacted by adverse macroeconomic conditions and uncertainties. These challenges include labor shortages, global supply chain disruptions, tariffs, inflation, higher interest rates, fluctuations in capital markets, and ongoing global economic and geopolitical developments. These challenges could, among other things, impact demand for our products as well as our ability to supply products, both of which could impact net sales, affect our operating costs due to foreign exchange rate movements and impact our margins due to exogenous factors such as new and increased tariffs. While many of these macroeconomic factors could have a long-term impact, others may have a short-term impact which could lead to our financial results not being comparable on a period to period basis.

Financial Highlights

The following is a summary of our financial highlights for the three months ended March 31, 2025 and 2024:

•Net sales increased by 19.5% in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

•Gross margin decreased to 9.6% in the three months ended March 31, 2025 from 15.5% in the three months ended March 31, 2024.

•Operating expenses increased by 33.9% as compared to the three months ended March 31, 2024 and were equal to 6.4% and 5.6% of net sales in the three months ended March 31, 2025 and 2024, respectively.

•Effective tax rate increased to 5.1% in the three months ended March 31, 2025 from (5.2)% in the three months ended March 31, 2024.
SMCI | Q3 2025 Form 10-Q | 41

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

Results of Operations

Components of Results of Operations

Net Sales

Net sales primarily consist of sales of our server and storage solutions, including systems and related services, subsystems, and accessories. The key factors that impact net sales of our server and storage systems are the number of servers and racks sold and the average selling prices per server or rack. For subsystems and accessories, the main drivers of net sales are the number of units shipped and the average selling price per unit. The prices for our server and storage systems can vary widely depending on the configuration, including factors such as speed, functionality and performance of key components, including central processing units (“CPUs”), GPUs, solid state drives (“SSDs”), cooling systems and memory. Similarly, the prices for our subsystems and accessories fluctuate depending on the relative value of the specific item being purchased. such as power supplies, server boards, chassis or other accessories.

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

Sales and Marketing

Sales and marketing expenses consist primarily of personnel expenses including salaries, benefits, stock-based compensation and incentive bonuses, and related expenses for our sales and marketing personnel, cost for trade shows, sales representative fees and marketing programs. From time to time, we receive marketing development funding from certain suppliers. Under these arrangements, we are reimbursed for certain marketing costs that we incur as part of the joint promotion of our products and those of our suppliers. These amounts offset a portion of the related expenses and have the effect of reducing our reported sales and marketing expenses.

SMCI | Q3 2025 Form 10-Q | 42

General and Administrative

General and administrative expenses consist primarily of general corporate costs, including personnel expenses such as salaries, benefits, stock-based compensation and incentive bonuses, and related expenses for our general and administrative personnel, financial reporting, corporate governance and compliance, outside legal, audit, tax fees, insurance and credit losses on accounts receivable.

Other (Expense) Income, Net and Interest Expense

Other (expense) income, net consists primarily of interest earned on our investments, cash balances and foreign exchange gains and losses. Interest expense represents interest expense on our term loans and lines of credit and amortization of the 2029 Convertible Notes and 2028 Convertible Notes issuance costs.

Income Tax (Provision) Benefit

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
SMCI | Q3 2025 Form 10-Q | 43

The following table presents certain items of our condensed consolidated statements of operations for the three and nine months ended March 31, 2025 and 2024 (dollars in millions):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Net sales	$4,599.9	$3,850.1	$16,215.1	$9,634.7
Cost of sales	4,159.7	3,252.7	14,329.3	8,119.3
Gross profit	440.2	597.4	1,885.8	1,515.4
Operating expenses:
Research and development	162.9	116.2	453.3	336.1
Sales and marketing	60.0	49.7	208.4	133.8
General and administrative	70.5	53.1	199.5	123.2
Total operating expenses	293.4	219.1	861.2	593.1
Income from operations	146.8	378.3	1,024.6	922.3
Other (expense) income, net	(18.3)	10.0	1.9	8.8
Interest expense	(13.4)	(6.2)	(37.3)	(16.2)
Income before income tax provision	115.1	382.1	989.2	914.9
Income tax (provision) benefit	(5.8)	20.0	(137.5)	(61.7)
Share of income from equity investee, net of taxes	(0.5)	0.4	2.0	2.2
Net income	$108.8	$402.5	$853.7	$855.4
*Totals may not sum due to rounding.

The following table presents certain items of our condensed consolidated statements of operations expressed as a percentage of revenue for the three and nine months ended March 31, 2025 and 2024:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2025		2024		2025		2024
Net sales	100.0%		100.0%		100.0%		100.0%
Cost of sales	90.4%		84.5%		88.4%		84.3%
Gross profit	9.6%		15.5%		11.6%		15.7%
Operating expenses:
Research and development	3.5%		2.9%		2.8%		3.4%
Sales and marketing	1.3%		1.3%		1.3%		1.4%
General and administrative	1.6%		1.4%		1.2%		1.3%
Total operating expenses	6.4%		5.6%		5.3%		6.1%
Income from operations	3.2%		9.9%		6.3%		9.6%
Other (expense) income, net	(0.4)%		0.3%		0.0%		0.1%
Interest expense	(0.3)%		(0.2)%		(0.2)%		(0.2)%
Income before income tax provision	2.5%		10.0%		6.1%		9.5%
Income tax (provision) benefit	(0.1)%		0.5%		(0.8)%		(0.6)%
Share of income from equity investee, net of taxes	—%	*	—%	*	—%	*	—%	*
Net income	2.4%		10.5%		5.3%		8.9%
*Represents an amount less than 0.1%.

SMCI | Q3 2025 Form 10-Q | 44

Nets Sales by Product Type

The following table presents net sales by product type for the three and nine months ended March 31, 2025 and 2024 (dollars in millions):

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2025	2024	$	%	2025	2024	$	%
Server and storage systems	$4,458.9	$3,698.5	$760.4	20.6%	$15,693.8	$9,100.7	$6,593.1	72.4%
Percentage of total net sales	96.9%	96.1%			96.8%	94.5%
Subsystems and accessories	$141.0	$151.6	$(10.6)	(7.0)%	$521.3	$534.0	$(12.7)	(2.4)%
Percentage of total net sales	3.1%	3.9%			3.2%	5.5%
Total net sales	$4,599.9	$3,850.1	$749.8	19.5%	$16,215.1	$9,634.7	$6,580.4	68.3%

Server and storage systems constitute an assembly and integration of subsystems and accessories and related services. Subsystems and accessories are comprised of server-boards, chassis and accessories.

Comparison of Three Months Ended March 31, 2025 and 2024

The $760.4 million increase in net sales of our server and storage systems was primarily driven by an increase in the demand from customers for GPU servers, high performance computing (“HPC”), and rack-scale solutions which are generally more complex and of higher value, resulting in an increase of average selling price (“ASP”).

The $10.6 million decrease in net sales for our subsystems and accessories of 7.0% was primarily due to the focus on allocating certain supply chain constrained components to build and ship server and storage systems rather than selling them as parts of subsystems and accessories.

Comparison of Nine Months Ended March 31, 2025 and 2024

The $6,593.1 million increase in net sales of our server and storage systems was primarily driven by an increase in the demand from customers for GPU servers, HPC, and rack-scale solutions which are generally more complex and of higher value, resulting in an increase of ASP.

The $12.7 million decrease in net sales for our subsystems and accessories of 2.4% was primarily due to the focus on allocating certain supply chain constrained components to build and ship server and storage systems rather than selling them as parts of subsystems and accessories.

Nets Sales by Geography

The following table presents net sales by geographic region for the three and nine months ended March 31, 2025 and 2024 (dollars in millions):

	Three Months Ended March 31,		Change	Change	Nine Months Ended March 31,		Change	Change
	2025	2024	$	%	2025	2024	$	%
United States	$2,768.2	$2,685.2	$83.0	3.1%	$10,856.5	$6,910.3	$3,946.2	57.1%
Percentage of total net sales	60.2%	69.7%			67.0%	71.7%
Asia	$1,354.3	$764.6	$589.7	77.1%	$3,077.2	$1,646.3	$1,430.9	86.9%
Percentage of total net sales	29.4%	19.9%			19.0%	17.1%
Europe	$290.1	$297.7	$(7.6)	(2.6)%	$1,869.7	$777.0	$1,092.7	140.6%
Percentage of total net sales	6.3%	7.7%			11.5%	8.1%
Others	$187.3	$102.6	$84.7	82.6%	$411.7	$301.1	$110.6	36.7%
Percentage of total net sales	4.1%	2.7%			2.5%	3.1%
Total net sales	$4,599.9	$3,850.1			$16,215.1	$9,634.7

SMCI | Q3 2025 Form 10-Q | 45

Comparison of Three Months Ended March 31, 2025 and 2024

The $749.8 million increase in overall net sales is driven by an increase in demand from customers for GPU servers, HPC, and rack-scale solutions which have higher ASPs, especially for large enterprise and data center customers from Asia where these customers have experienced significant growth. The $589.7 million increase of net sales in Asia is mainly due to an increase in net sales in Japan, and Thailand.

Comparison of Nine Months Ended March 31, 2025 and 2024

The $6,580.4 million increase in overall net sales is driven by an increase in demand from customers for GPU servers, HPC, and rack-scale solutions which have higher ASPs, especially for large enterprise and data center customers from the United States, Asia and Europe where these customers have experienced significant growth. The increase of net sales in Europe and Asia is mainly due to an increase in net sales in the United Kingdom, Sweden, Spain, Japan, Singapore and Thailand.

Cost of Sales

Cost of sales and gross margin for the three and nine months ended March 31, 2025 and 2024 are as follows (dollars in millions):

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2025	2024	$	%	2025	2024	$	%
Cost of sales	$4,159.7	$3,252.7	$907.0	27.9%	$14,329.3	$8,119.3	$6,210.0	76.5%
Gross profit	$440.2	$597.4	$(157.2)	(26.3)%	$1,885.8	$1,515.4	$370.4	24.4%
Gross margin	9.6%	15.5%		(5.9)%	11.6%	15.7%		(4.1)%

Comparison of Three Months Ended March 31, 2025 and 2024

The $907.0 million increase in cost of sales can primarily be attributed to an increase of $772.5 million in costs of materials, contract manufacturing expenses, and the expedited recognition of costs in order to accelerate time-to-market for new products that primarily resulted in the increase in net sales volume. Additionally, there was a $109.6 million increase in inventory write-down adjustment, mainly from prior generations of GPUs and related components, along with additional reserves established during the period. Further, overhead costs increased by $18.0 million and freight costs increased by a $6.9 million, primarily due to the increase in net sales volume.

The 5.9% decrease in the gross margin percentage was primarily due to our strategy to offer competitive pricing to gain market share, increased competition, a shift in product focus towards modular system designs that offer scalability and flexibility to meet the diverse needs of data centers, and a change in customer mix, including an increased presence in international markets.

Comparison of Nine Months Ended March 31, 2025 and 2024

The $6,210.0 million increase in cost of sales can primarily be attributed to an increase of $5,978.6 million in costs of materials, contract manufacturing expenses, and expedited costs to accelerate time-to-market for new products primarily related to the increase in net sales volume. Additionally, there was a $131.4 million increase in inventory write-down adjustment, mainly from prior generations of GPU and related components, along with additional reserves established during the period. Further, overhead costs increased by $59.1 million and freight costs increased by $40.9 million, primarily due to the increase in net sales volume.

The 4.1% decrease in the gross margin percentage was primarily due to our strategy to offer competitive pricing to gain market share, increased competition, a shift in product focus towards modular system designs that offer scalability and flexibility to meet the diverse needs of data centers, and a change in customer mix, including an increased presence in international markets.

SMCI | Q3 2025 Form 10-Q | 46

Operating Expenses

Operating expenses for the three and nine months ended March 31, 2025 and 2024 are as follows (dollars in millions):

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2025	2024	$	%	2025	2024	$	%
Research and development	$162.9	$116.2	$46.7	40.2%	$453.3	$336.1	$117.2	34.9%
Percentage of total net sales	3.5%	2.9%			2.8%	3.4%
Sales and marketing	$60.0	$49.7	$10.3	20.7%	$208.4	$133.8	$74.6	55.8%
Percentage of total net sales	1.3%	1.3%			1.3%	1.4%
General and administrative	$70.5	$53.1	$17.4	32.8%	$199.5	$123.2	$76.3	61.9%
Percentage of total net sales	1.5%	1.4%			1.2%	1.3%
Total operating expenses	$293.4	$219.1	$74.3	33.9%	$861.2	$593.1	$268.1	45.2%
Percentage of total net sales	6.3%	5.6%			5.3%	6.1%

Comparison of Three Months Ended March 31, 2025 and 2024

Research and development expenses. The $46.7 million increase in research and development expenses was driven by a $41.9 million increase in employee-related costs driven by our planned workforce expansion as we continue to invest in key talent, primarily comprised of additional stock compensation expense and salary increases. In addition, there was a $5.1 million increase in product development costs to support next generation products and technologies. We believe that research and development expenses will continue to increase as we continue to expand our workforce and invest in key talent to stay at the forefront of development of next generation products and technologies.

Sales and marketing expenses. The $10.3 million increase in sales and marketing expenses was primarily driven by a $8.6 million increase in employee-related costs, driven by increased strategic hiring across sales and marketing functions to support our growth and sales strategy, primarily comprised of additional stock-based compensation expense and salary increases. In addition, there was $13.8 million increase in advertising and other expenses, which was partially offset by a $12.1 million increase in marketing development funds received.

General and administrative expenses. The $17.4 million increase in general and administrative expenses was driven by a $19.0 million increase in professional and service fees primarily from additional external accounting, tax, legal, and advisory services necessary to support our external reporting related activities. This was partially offset by a $3.1 million decrease in employee-related costs, primarily due to lower stock-based compensation expense. We believe that general and administrative expenses will continue to increase as we continue to expand our workforce and invest in key talent.

SMCI | Q3 2025 Form 10-Q | 47

Comparison of Nine Months Ended March 31, 2025 and 2024

Research and development expenses. The $117.2 million increase in research and development expenses was driven by a $100.4 million increase in employee-related costs driven by our planned workforce expansion as we continue to invest in key talent, primarily comprised of stock-based compensation expense and salary increases. In addition, there was a $22.1 million increase in product development costs to support next generation products and technologies, which was partially offset by a $5.3 million increase in research and development credits received from certain suppliers and customers. We believe that research and development expenses will continue to increase as we continue to expand our workforce and invest in key talent to stay at the forefront of developing next generation products and technologies.

Sales and marketing expenses. The $74.6 million increase in sales and marketing expenses was primarily driven by a $47.2 million increase in employee-related costs, driven by increased strategic hiring across sales and marketing functions to support our growth and sales strategy, primarily comprised of additional stock-based compensation expense and salary increases. In addition, there was a $45.0 million increase in advertising and other expenses, which was partially offset by a $17.6 million increase in marketing development funds received.

General and administrative expenses. The $76.3 million increase in general and administrative expenses was driven by a $55.1 million increase in professional and service fees primarily from additional external accounting, tax, legal, and advisory services necessary to support our external reporting related activities. In addition, there was a $13.2 million increase in employee-related costs driven by increased strategic hiring across various finance and other functions, comprised primarily of stock-based compensation expense and salary increases, and an $8.0 million increase in facilities related expenses. We believe that general and administrative expenses will continue to increase as we continue to expand our workforce and invest in key talent.

Other (Expense) Income, Net and Interest Expense

Other (expense) income, net and Interest expense for the three and nine months ended March 31, 2025 and 2024 are as follows (dollars in millions):

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2025	2024	$	%	2025	2024	$	%
Other (expense) income, net	$(18.3)	$10.0	$(28.3)	(283.0)%	$1.9	$8.8	$(6.9)	(78.4)%
Interest expense	(13.4)	(6.2)	(7.2)	116.1%	(37.3)	(16.2)	(21.1)	130.2%
Other (expense) income, net and interest expense	$(31.7)	$3.8	$(35.5)	(934.2)%	$(35.4)	$(7.4)	$(28.0)	378.4%

Comparison of Three Months Ended March 31, 2025 and 2024

The $28.3 million decrease in other (expense) income, net and interest expense was primarily driven by a $30.3 million loss on extinguishment of the 2029 convertible notes due to the amendment of the existing notes (see Note 7 “Convertible Notes”), and a $6.2 million decrease in foreign exchange gain. The decrease was partially offset by a $9.8 million increase in interest income.

The increase in interest expense of $7.2 million was primarily driven by interest charges on the 2029 Convertible Notes and 2028 Convertible Notes of $11.5 million, which was partially offset by decrease in interest expenses associated with the Company's reduced utilization of its lines of credit of $4.3 million.

Comparison of Nine Months Ended March 31, 2025 and 2024

The $6.9 million decrease in other (expense) income, net and interest expense was primarily attributable to a $30.3 million decrease from the loss on extinguishment of the 2029 convertible notes due to the amendment of the existing notes (see Note 7 “Convertible Notes”), partially offset by a $22.9 million increase in interest income.

The increase in interest expense of $21.1 million was primarily driven by interest charges on the 2029 Convertible Notes and 2028 Convertible Notes of $14.4 million, as well as an increase in interest expenses associated with the Company's line of credit of $6.7 million.

SMCI | Q3 2025 Form 10-Q | 48

Income Tax (Provision) Benefit

Income tax (provision) benefit and effective tax rates for the three and nine months ended March 31, 2025 and 2024 are as follows (dollars in millions):

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2025	2024	$	%	2025	2024	$	%
Income tax (provision) benefit	$(5.8)	$20.0	$(25.8)	(129.0)%	$(137.5)	$(61.7)	$(75.8)	122.9%
Percentage of total net sales	(0.1)%	0.5%			(0.8)%	(0.6)%
Effective tax rate	5.1%	(5.2)%			13.9%	6.7%

Comparison of Three Months Ended March 31, 2025 and 2024

Our quarterly effective income tax rate is based on the estimated annual income tax rate forecast and discrete tax items recognized in the period. The effective tax rate for the three months ended March 31, 2025, was higher than that for the three months ended March 31, 2024, primarily due to a decrease in the stock compensation tax deduction for the three months ended March 31, 2025 driven by the decrease in our stock price.

Comparison of Nine Months Ended March 31, 2025 and 2024

The income tax provision for the nine months ended March 31, 2025 was higher than that for the nine months ended March 31, 2024, primarily due to a decrease in the stock compensation tax deduction for the nine months ended March 31, 2025 driven by the decrease in our stock price.

Liquidity and Capital Resources

We have financed our growth primarily through funds generated from operations, borrowing facilities, the sale of our common stock, and the issuance of convertible notes. Recent factors contributing to changes in liquidity include an increased need for working capital to support higher inventory levels required for our growing revenues and, to a lesser extent, longer supply chain lead times for certain key components. Our cash and cash equivalents were $2.5 billion and $1.7 billion as of March 31, 2025 and June 30, 2024, respectively. Of these amounts, cash and cash equivalents held in foreign locations were $728.1 million and $337.3 million as of March 31, 2025 and June 30, 2024, respectively.
Amounts held outside of the U.S. are typically used to meet non-U.S. liquidity needs. Repatriations of these funds is generally not subject to U.S. federal income tax, though state income or foreign withholding taxes may apply. In cases where local restrictions prevent the intercompany transfer of funds, our strategy is to retain cash balances outside the U.S. and meet liquidity needs through operating cash flows, external borrowings, or both. We do not expect restrictions or potential taxes on the repatriation of amounts held outside the U.S. to materially affect our overall liquidity, financial condition, or results of operations.
We believe that our current cash, cash equivalents, borrowing capacity from available credit facilities and internally generated cash flows will be sufficient to support our operating activities, as well as maturing debt and interest payments, for the 12 months following the filing of this Quarterly Report. We continue to assess financing options that may be necessary to support the growth of our business.

Our key cash flow metrics were as follows (dollars in millions):

	Nine Months Ended March 31,		Change
	2025	2024	$
Net cash provided by (used in) operating activities	$795.9	$(1,838.2)	$2,634.1
Net cash used in investing activities	$(104.5)	$(138.0)	$33.5
Net cash provided by financing activities	$174.6	$3,652.8	$(3,478.2)
Effect of exchange rate fluctuations on cash	$0.8	$(1.6)	$2.4
Net increase in cash, cash equivalents and restricted cash	$866.8	$1,675.0	$(808.2)

SMCI | Q3 2025 Form 10-Q | 49

Operating Activities

Net cash provided by operating activities increased by $2,634.1 million for the nine months ended March 31, 2025, compared to the nine months ended March 31, 2024. This increase was primarily driven by a $2,505.0 million increase in working capital and a $130.8 million increase in non-cash items, comprised of stock-based compensation expense and the loss on extinguishment of our 2029 convertible notes. The increase in working capital was due to a $3,136.9 million increase in inventory in anticipation of planned future shipments. Accounts receivable increased by $596.7 million due to stronger cash collections in the current period, partially offset by a $1,121.3 million decrease in accounts payable, resulting from the timing of vendor payments during the current period. Other operating assets and liabilities decreased by $107.3 million, driven by movements in prepaid expenses, income tax payable, accrued liabilities, and deferred revenue.

Investing Activities

Net cash used in investing activities decreased by $33.5 million for the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024 primarily due to a reduction in investments in marketable securities by $27.7 million, and a decrease in capital expenditures on property, plant, and equipment of $5.8 million.

Financing Activities

Net cash provided by financing activities decreased by $3,478.2 million for the nine months ended March 31, 2025 as compared to the nine months ended March 31, 2024. The decrease was primarily driven by a $2,314.0 million reduction in proceeds from the issuance of common stock, net of issuance costs. In addition, net proceeds from convertible notes decreased by $901.2 million, reflecting the difference between the issuances of the 2029 Convertible Notes in February 2024 and the 2028 Convertible Notes in February 2025, net of the purchase of capped calls. There was also a $252.7 million decrease in proceeds from borrowings, net of repayment compared to the prior period.

Other Factors Affecting Liquidity and Capital Resources

Refer to Note 6 “Lines of Credit and Term Loans”, in our notes to the condensed consolidated financial statements in this Quarterly Report for further information on our outstanding bank debt.

On February 20, 2025, we (i) closed the offering of $700.0 million aggregate principal amount of 2028 Convertible Notes and (ii) executed a first supplemental indenture and second supplemental indenture governing to the 2029 Convertible Notes, pursuant to which, among other things, the Company amended certain terms of, and obtained waivers with respect to, the Original 2029 Convertible Notes. Refer to Note 7 “Convertible Notes”, in our notes to the condensed consolidated financial statements in this Quarterly Report for further information on the issuance of the 2028 Convertible Notes and the amendment of the terms of the 2029 Convertible Notes.

Capital Expenditure Requirements

We anticipate our capital expenditures for the remainder of fiscal year 2025 will be in range of $45.0 million to $55.0 million, relating primarily to costs associated with our global manufacturing capabilities, including tooling for new products, new information technology investments, and facilities upgrades and expansion. We will also continue to evaluate new business opportunities and new markets. As a result, our future growth within the existing business or new opportunities and markets may dictate the need for additional facilities and capital expenditures to support that growth. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention).

Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced software and services offerings and investments in our manufacturing and office facilities and enhancements to our IT system infrastructure.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our condensed consolidated financial statements, see Note 1 “Summary of Significant Accounting Policies”, in our notes to the condensed consolidated financial statements in this Quarterly Report.
SMCI | Q3 2025 Form 10-Q | 50

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in money market funds and certificates of deposit. Our investment in an auction rate security has been classified as non-current due to the lack of a liquid market for these securities. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results of operations. As of March 31, 2025, our investments were in money market funds, certificates of deposits and auction rate securities.

We are exposed to changes in interest rates as a result of our borrowings under our term loans and revolving lines of credit. The interest rates for the term loans and the revolving lines of credit ranged from 1.33% to 5.95% at March 31, 2025 and 1.33% to 7.33% at June 30, 2024. Based on the outstanding principal indebtedness of $107.0 million under our credit facilities as of March 31, 2025, we believe that a 10% change in interest rates would not have a significant impact on our results of operations.

Foreign Currency Risk

To date, our international customer and supplier agreements have been denominated primarily in U.S. dollars and accordingly, we have limited exposure to foreign currency exchange rate fluctuations from customer agreements, and do not currently engage in foreign currency hedging transactions. The functional currency of our subsidiaries in the Netherlands and Taiwan is the U.S. dollar. However, certain loans and transactions in these entities are denominated in a currency other than the U.S. dollar, and thus we are subject to foreign currency exchange rate fluctuations associated with re-measurement to U.S. dollars. Such fluctuations have not been significant historically, and a 10% change in foreign currency exchange rates would not have a significant impact on the results of operations. Realized and unrealized foreign exchange gain for the three and nine months ended March 31, 2025 was $0.3 million and $4.2 million, respectively. Realized and unrealized foreign exchange loss for the three and nine months ended March 31, 2024 was $6.5 million and $4.1 million, respectively.

SMCI | Q3 2025 Form 10-Q | 51

Item 4.    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that their objectives are met. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all disclosure control issues, if any, have been detected. We carried out an evaluation under the supervision of and with the participation of management, including Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report due to the material weaknesses in our internal control over financial reporting described below.

Material Weaknesses in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2024. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely basis.

As previously reported in our Annual Report on Form 10-K, we identified the following material weaknesses in internal control over financial reporting as of June 30, 2024, which are unremdiated as of March 31, 2025:

(i) information technology general controls for certain systems that support the Company's financial reporting process that were not appropriately identified, designed or implemented; (ii) controls to address segregation of duties conflicts which were not properly designed and appropriately implemented; (iii) controls and documentation thereof, over the review and approval of manual journal entries that were not properly designed and appropriately implemented to prevent unauthorized access to post journal entries; (iv) controls over the completeness and accuracy of information produced by the entity impacting multiple financial statement areas that were not properly documented; and (v) management did not design, implement and retain appropriate documentation of control procedures to achieve timely, complete and accurate recording and disclosures across multiple financial statement areas including the timely identification and disclosure of new leasing arrangements and new related party transactions.

Notwithstanding the material weaknesses in internal control over financial reporting described above, management believes and has concluded that the condensed consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

(b) Remediation Plan

We have identified and are implementing actions intended to improve the effectiveness of our internal control over financial reporting and disclosure controls and procedures and will continue to do so until such remediation is complete. During the quarter ended March 31, 2025, we began to implement changes designed to improve our internal controls over financial reporting and to remediate the material weaknesses, including, but not limited to:

SMCI | Q3 2025 Form 10-Q | 52

•Enhancing our Accounting organization’s competencies, by adding additional qualified leadership personnel with strong technical accounting, external reporting and governance experience; specifically;
◦identified and hired a Vice President who is qualified to lead our technical accounting, external reporting and global internal controls compliance functions;
◦reassessing our accounting procedures and related information provided by entity documentation, and, as part of the financial reporting process, are implementing the use of supplementary checklists as well as conducting additional reviews and evaluations of transactions to improve the accuracy and reliability of our financial information; and
◦replaced certain existing financial personnel with appropriate qualified resources in the quarter ended March 31, 2025 to ensure that procedures are implemented, adequate reviews are performed, and financial information as presented is accurate.

•The design of a global learning management and communication system, including working with various service providers to develop appropriate trainings, across various areas, including Finance, Compliance, Information Technology and Sales, to our global workforce to ensure that our accounting and finance personnel stay current on a wide-variety of areas, and are focused on sufficiently documenting our internal control over the completeness and accuracy of the information we use to support our financial reporting.

•Establishing standardized policies and procedures for manual journal entry creation and posting, including clear documentation and approval requirements based on the risk profile of the financial statement line item impacted, and analyzing manual journal entry approval workflow requirements against SAP functionality and automation solutions, including enforcing user roles and access controls to ensure oversight and prevent unauthorized entries.

•Reviewing our IT architecture and organization, with an increased emphasis on automation of manual processes, thereby strengthening our overall information technology related processes and controls.

The process of implementing an effective financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and regulatory environments. Further, we are required to expend significant resources to maintain a financial reporting system that is adequate to satisfy our reporting obligations. As we continue to evaluate and take actions to improve our internal control over financial reporting, we may take additional actions to address control deficiencies or modify certain of the remediation measures described above.

While progress has been made to enhance our internal control over financial reporting, we are still in the process of implementing these processes, procedures and controls. Additional time is required to complete the implementation and to assess and ensure the long-term sustainability of these procedures. We believe the above actions will be effective in remediating the material weaknesses described above and we will continue to devote significant time and attention to these remedial efforts. However, the material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded that these controls are operating effectively.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

However, as noted above, we will be implementing changes to our internal control over financial reporting to address the material weakness described above.
SMCI | Q3 2025 Form 10-Q | 53

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings

The information required by this item is incorporated herein by reference to the information set forth in Note 12 “Commitments and Contingencies” of our notes to the condensed consolidated financial statements included in this Quarterly Report.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the three months ended March 31, 2025, we did not repurchase shares of our common stock.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Insider Trading Arrangements

During the three months ended March 31, 2025, the following officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Name	Action	Adoption/Termination Date	Trading Arrangement		Total Shares of Common Stock to be Sold	Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
Charles Liang (President, Chief Executive Officer, and Chairman)	Adoption	February 28, 2025	X		500,000	December 31, 2025
_________________
* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.
SMCI | Q3 2025 Form 10-Q | 54

Item 6.     Exhibits

(a) Exhibits.

Exhibit Number	Description
4.1
First Supplemental Indenture, as of February 20, 2025 between Super Micro Computer, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on February 21, 2025)

4.2
Second Supplemental Indenture, as of February 20, 2025 between Super Micro Computer, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on February 21, 2025)

4.3	Form of Amended and Restated Indenture, between Super Micro Computer, Inc. and U.S. Bank Trust Company, National Association, as trustee (included within Exhibit 4.2)

4.4	Form of Note, between Super Micro Computer, Inc. and U.S. Bank Trust Company, National Association, as trustee (included within Exhibit 4.3)

4.5
Indenture related to 2.25% Convertible Senior Notes due 2028, as of February 20, 2025 between Super Micro Computer, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on February 21, 2025)

4.6	Form of Note, between Super Micro Computer, Inc. and U.S. Bank Trust Company, National Association, as trustee (included within Exhibit 4.5)

10.1
Form of Amendment Agreement to the Capped Call Confirmations (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on February 21, 2025)

10.2+	Summary of Short-Term Credit Facilities with CTBC Bank, Co., Ltd. dated as of February 27, 2025

31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

104+	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL

+ Filed herewith
SMCI | Q3 2025 Form 10-Q | 55

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPER MICRO COMPUTER, INC.

Date:	May 12, 2025	/s/ CHARLES LIANG
Charles Liang President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date:	May 12, 2025	/s/ DAVID WEIGAND
David Weigand Senior Vice President, Chief Financial Officer (Principal Financial Officer)

Date:	May 12, 2025	/s/ KENNETH CHEUNG
Kenneth Cheung Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)
SMCI | Q3 2025 Form 10-Q | 56