Form 10-K
period 2025-06-30
Super Micro Computer, Inc.
filed 2025-08-28
CIK 1375365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________

Form 10-K
______________________________________________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2025
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

The aggregate market value of the registrant’s common stock held by non-affiliates, based upon the closing price of the common stock on December 31, 2024, as reported by the Nasdaq Global Select Market, was $15,529,499,954. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock, based on filings with the Securities Exchange Commission, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of July 31, 2025, there were 594,273,308 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common stock of the registrant issued. The foregoing reflects a forward stock split of the registrant’s common stock that became effective on September 30, 2024, and began trading on a post-split adjusted basis on October 1, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

None

SUPER MICRO COMPUTER, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2025

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended that involve risks and uncertainties. These statements relate to future events or our future financial performance based on management’s beliefs and assumptions and on information currently available to management. In some cases, you can identify forward-looking statements by terminology including “would,” “could,” “may,” “will,” “goal,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “project,” “estimate,” “predict,” “potential,” “probable of achievement,” or “continue,” the negative of these terms or other comparable terminology. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks described below, under Part I, Item 1A, “Risk Factors”, and in other parts of this Annual Report as well as in our other filings with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I

Item 1.        Business

Our Company

We are a Silicon Valley-based provider of total IT solutions which address demanding workloads from the enterprise and cloud to the intelligent edge. We deliver rack-scale solutions optimized for various workloads, including artificial intelligence (“AI”) and high-performance computing (“HPC”), where acceleration is critical. Additionally, we offer an extensive portfolio of server and storage solutions for enterprise data centers, cloud service providers, and edge computing applications, such as 5G Telco, Retail and embedded.

Our Total IT Solutions encompass complete servers, storage systems, modular blade servers, workstations, full-rack scale solutions, networking devices, server sub-systems and server management. These turn-key solutions are designed, developed, validated and installed for leading AI datacenters. Our Total IT Solutions are designed for optimal power and thermal management, including using Supermicro’s state-of-the-art liquid cooling technologies. We also provide global support and services to help our customers install, upgrade and maintain their computing infrastructure, including liquid-cooling operations. We offer our customers a high degree of flexibility and customization by providing a broad array of server models and configurations from which they can choose the best solutions to meet their computing needs. Our server and storage systems, sub-systems and accessories are architecturally designed for high reliability, quality, configurability, and scalability.

Our in-house design competencies, design control over many of the sub-systems required within our server and storage systems, along with our Server Building Block Solutions® (an innovative, modular and open architecture) enable us to rapidly develop, build and test complete solutions, which include servers, storage, software, and networking components. As a result, when new technologies are brought to market, we are generally able to quickly assemble a broad portfolio of solutions by leveraging common building blocks across product lines. We work closely with the leading microprocessor, graphics processing units (“GPU”), memory, disk/flash, and interconnect vendors and other hardware and software suppliers to coordinate our new products’ design with their product release schedules. This enhances our ability to rapidly introduce new products by incorporating the latest technology, improve quality and reduce costs. We seek to be the first to market with superior product designs, and we have the ability to offer a broad selection of products using those technologies to our customers.

SMCI | 2025 Form 10-K | 1

We conduct our operations principally from our Silicon Valley headquarters and facilities in Taiwan and the Netherlands. Additionally as part of our efforts to expand our capacities, we added a new facility in Malaysia during the fiscal year ended June 30, 2025. Our sales and marketing activities operate through a combination of our direct sales force and indirect sales channel partners. We work with distributors, value-added resellers, system integrators, and original equipment manufacturers (“OEMs”) to market and sell our optimized solutions to their end customers in our indirect sales channels.

Strategy

Our objective is to be the world’s leading provider of Rack Scale Total IT Solutions, offering a comprehensive portfolio of high-performance, application-optimized server, storage and networking solutions. Achieving this objective requires continuous development and innovation of our Total IT Solutions portfolio with better price-performance and architectural advantages over both prior generations of our solutions and competitors’ offerings. Through our strategy, we seek to maintain or improve our relative competitive position in many product areas and pursue markets that provide us with additional long-term growth opportunities. Key elements of our strategy include executing upon the following:

Strong Internal Research and Development and Internal Manufacturing Capability

We are continually investing in our engineering organization. As of June 30, 2025, we had over 3,200 employees in our research and development organization. These resources, along with our understanding of complex computing and storage requirements, enable us to deliver product innovation featuring advanced functionality and capabilities required by our customers. Also, our worldwide manufacturing facilities enable us to reduce the time to delivery in every geography around the world. Our engineers work directly with our manufacturing personnel to plan together and identify and address any issues together.

Introducing Innovative Products Faster

We seek to sustain advantages in both time-to-market and breadth of products by incorporating the latest technological innovations, such as new processors (central processing units (“CPUs”), and GPUs), liquid cooling enhancements, advancements in memory and storage, and evolving I/O technologies. We seek these advantages by leveraging our in-house design capabilities and our Building Block Solutions® architecture. This allows us to offer customers a broad range of products tailored to their specific application requirements and to focus on delivering products with better time-to-market.

In particular, during the fiscal year ended June 30, 2025 (“fiscal year 2025”):

•We delivered a comprehensive portfolio of AI-focused solutions, specifically designed to support the latest AI workloads, including products compatible with NVIDIA’s Hopper (H100/H200) and Blackwell (GB200/B200/RTX Pro 6000) generation platforms;
•We launched our Data Center Building Block Solutions (“DCBBS”), an integrated offering that simplifies the deployment of liquid-cooled AI factories. This solution includes all critical infrastructure components - servers, storage, networking, racks, liquid cooling infrastructure, software, services, and support;
•We unveiled DLC-2, our next-generation Direct Liquid Cooling solution, engineered to significantly reduce power and water consumption, noise, and spatial requirements in data centers. DLC-2 can lower electricity costs by up to 40% compared to air-cooled setups and reduce total cost of ownership (“TCO”) by up to 20%;
•We introduced new products supporting Intel® Xeon® 6900 Series processors and Intel® Xeon® 6 data center CPUs, as well as AMD EPYC™ 9005 Series CPUs and AMD Instinct™ MI350/355 Series GPUs;
•We expanded our edge and IoT portfolio with a variety of new systems designed for low-power environments that require compact, efficient compute solutions; and
•We broadened our storage offerings with an AI-optimized storage solution built for large-scale AI training workloads, and introduced new, enterprise-grade, scale-up storage products.

Capitalizing on New Applications and Technologies

In addition to meeting traditional needs for server and storage systems, we have devoted, and will continue to devote, substantial resources to developing systems that support emerging and growing applications including AI, cloud computing, 5G/edge computing, storage and others. We believe there are significant opportunities for us in each of these rapidly developing markets, driven by stringent design requirements for these applications that often require the use of the latest technologies, allowing us to leverage our capabilities in product innovation, superior time-to-market, and portfolio breadth.

SMCI | 2025 Form 10-K | 2

Liquid Cooling

To reduce the high cost of operating and address constraints on power and cooling in data centers, IT managers increasingly turn to suppliers that offer high-performance, cost-effective, energy-efficient, and environmentally friendly products. Our resource saving architecture supports our leadership in green IT innovation. We offer product lines that are designed to share common computing resources, thereby saving both valuable space and power as compared to general-purpose rackmount servers. In addition, due to the advanced power requirements of these systems, we provide end-to-end liquid cooling solutions across our designs to optimize the elevated power and thermal management requirements. We believe our approach of leveraging an overall architecture that balances data center power requirements, cooling, shared resources and refresh cycles helps reduce environmental impact while providing TCO savings for our customers.

Liquid cooling necessitates the need for rack-scale integration of the power and cooling infrastructure. We design, build, test, validate, and deliver complete rack scale solutions for liquid-cooled direct-to-chip cold plate solutions for CPUs, GPUs, and memory. In addition, we manufacture the sophisticated management systems -- Cooling Distribution Units, Cooling Distribution Manifolds -- to regulate system temperatures for maximum performance. Liquid cooling can be easily included in rack-level integrations to further increase system efficiency, reduce instances of thermal throttling, and lower both the TCO and Total Cost to Environment of data center deployments.

Driving Software and Services Sales to our Global Enterprise Customers

We work closely with customers by offering total data center life-cycle management software. This enables data center operators to closely monitor their entire IT infrastructure, identify potential issues, and address them before they lead to failures. By offering management software and worldwide onsite and remote services to our customers, we also drive additional revenue for our total IT solutions. These software products and services are required for large-scale deployments, help meet service level agreements and address uptime requirements. In addition to our internal software development efforts, we partner with external software vendors to meet customer requirements.

Leveraging Our Global Operating Structure

We are committed to expanding our worldwide manufacturing capacity and logistics operations across the United States, Taiwan, and the Netherlands, and we have increased our manufacturing capacity with our new facility in Malaysia. This strategic expansion allows us to serve our customers more efficiently while reducing overall manufacturing costs.

Products and Services

We offer a broad range of compute, storage and edge platforms that are application-optimized server solutions, rackmount and blade servers, storage, and subsystems and accessories. These products are designed to serve a variety of markets, such as enterprise data centers, cloud computing, AI and 5G/edge computing. We complement our accelerated compute platforms inclusive of server and storage system offerings with software management, global services and support, the revenue for which is included in our server and storage systems revenue.

SMCI | 2025 Form 10-K | 3

Server and Storage Systems

We offer platforms in rackmount, blade, multi-node and embedded form factors, which support single, dual, and multiprocessor architectures. Our key product lines include:

•An extensive portfolio of liquid and air cooled AI Servers for Training and Inferencing with integrated GPUs or PCIe based architectures;
•SuperBlade®, MicroBlade®, FlexTwin™, GrandTwin®, and BigTwin® blade and multi-node system families that are designed for density, performance, and efficiency that share common computing resources, thereby saving space and power over standard rackmount servers and offering superior serviceability and manageability;
•SuperStorage systems that provide high-density storage while leveraging an efficient use of power to achieve performance-per-watt savings. Our storage systems are also designed for maximum performance for AI training environments;
•Hyper, CloudDC, and WIO an extensive rackmount system family that provides optimization for a broad range of workloads and environments that deliver entire clusters of racks, with both liquid-cooled and air-cooled options, per customer requirements;
•Embedded (5G/IoT/Edge) systems optimized for evolving networks and intelligent management of connected devices; and
•MicroCloud server systems that deliver node density in environments with space and power constraints.

In addition to our server and storage platforms business, we offer a large array of modular server subsystems and accessories, including server boards, chassis, power supplies and other accessories. These subsystems serve as the foundation for platform solutions, covering a range of product offerings from entry-level single and dual-processor servers to high-end multiprocessor markets. The majority of the subsystems and accessories we sell individually are designed to work together to optimize performance and are ultimately integrated into complete server and storage systems.

Server Software Management Solutions

Our open industry-standard remote system management solutions, such as our Server Management suite, including Supermicro Server Manager, Supermicro Power Management software, Supermicro Update Manager, SuperCloud Composer and SuperDoctor 5, are designed to efficiently manage large-scale heterogeneous data center environments, including liquid cooling.

Supermicro Global Services

We are rapidly expanding our global service capabilities in support of large-scale AI Cluster deployments and the need to support Enterprise AI adoption in on-premise data centers. We provide global service and support offerings for our direct and OEM customers and our indirect sales channel partners, either directly or through approved distributors and third-party partners. We also identify service requirements, create and execute project plans, conduct verification testing, offer training, and provide technical documentation.

Rack Level Services: Our rack level services provide complete service from design to deployment for full rack and cluster level deployments of AI and HPC datacenters. We leverage Supermicro experts and resources to work with leading CSP and Enterprise data centers to completely design and deliver turn-key solutions handling all phases of the data center design and rack integration and installation process. We provide a single point of contact for the entire solution accelerating time to online and optimizing performance and efficiency.

Global Services: Our strategic direct and OEM customers may purchase a variety of on-site support service plans. Our service plans vary in terms of specific services, response times, coverage hours and duration, repair priority levels, spare parts requirements, logistics, data privacy and security needs. Our Global Services team provides help desk services and on-site product support for our server and storage systems.

Support Services: Our customer support services offer competitive warranties, typically ranging from one-to-three years, and warranty extension options for products sold by our direct sales team and approved indirect sales channel partners. Our customer support team provides ongoing maintenance and technical support for our products through our website and 24/7 direct phone-based support.

SMCI | 2025 Form 10-K | 4

Research and Development

We perform most of our research and development activities in-house in the United States at our facilities in San Jose, California, and in Taiwan. This approach enhances communication and collaboration between our design teams, streamlining the development process and reducing time-to-market. We believe that the combination of our focus on internal research and development activities, our close working relationships with local customers and vendors and our modular design approach allows us to decrease time-to-market, improve quality and deliver superior product designs. Additionally, we continue to invest in reducing our design and manufacturing costs while improving the performance, cost-effectiveness and power- and space-efficiency of our Total IT Solutions.

Our research and development teams focus on the development of new and enhanced products that can support emerging technological and engineering innovations while achieving high overall system performance. Much of our research and development activity relates to the new product cycles of leading processor vendors. We work closely with NVIDIA, Intel and AMD, among others, to develop products that are compatible with the latest generation of industry-standard technologies under development. Our collaborative approach with these vendors allows us to align the design of our new products with their product release schedules, thereby enhancing our ability to rapidly introduce new products incorporating the latest technology. We work closely with their respective development teams to enhance system performance and reduce system-level issues. Similarly, we work very closely with our customers to understand their needs and develop our new product plans accordingly.

Customers

During each of the fiscal years ended June 30, 2025, 2024, and 2023, we sold to over 1,000 customers in over 100 countries. In addition, over the three years ended June 30, 2025, we have sold to thousands of end users through our indirect sales channel. These customers represent a diverse set of market verticals including enterprise data centers, cloud computing, AI, 5G and edge computing markets. Four customers each accounted for 10% or more of our net sales in fiscal year 2025 and one single customer accounted for 10% or more of net sales in fiscal year 2024. No customer accounted for 10% or more of our net sales in fiscal year 2023.

Sales and Marketing

Our sales and marketing activities are conducted through a combination of our direct sales force and our indirect sales channel partners. Our direct sales force is primarily focused on selling Total IT Solutions, including management software and global services, to large scale cloud, enterprise and OEM customers. In addition, we operate a centralized command center, designed to assist customers with quick and accurate configurations.

We work with distributors, value-added resellers, system integrators, and OEMs to market and sell our optimized solutions to their end customers. We provide sales and marketing assistance and training to our indirect sales channel partners and OEMs. We leverage our relationships in our indirect sales channel and with OEMs to penetrate select industry vertical market segments where our products can provide better alternatives to existing solutions.

We maintain close contact with our indirect sales channel partners and end customers. We often collaborate during the sales process with our indirect sales channel partners and the end customer’s technical staff to determine the optimal system configuration for the customer’s needs. Our interaction with our indirect sales channel partners and end customers allows us to monitor customer requirements and develop new products to meet their needs.

International Sales

Our global sales efforts are supported both by our international offices in the Netherlands, Taiwan, South Korea, United Kingdom, China, and Japan, as well as by our United States based sales team. Product fulfillment and first level support for our international customers are provided by Supermicro Global Services, as well as through our indirect sales channel and OEMs. Sales to customers located outside of the United States represented 40.6%, 32.0%, and 32.1% of net sales in fiscal years 2025, 2024, and 2023, respectively.

SMCI | 2025 Form 10-K | 5

Marketing

Our marketing programs are designed to create global awareness and brand-recognition for our company and products, as well as an understanding of the significant value we bring to customers. These programs also inform existing and potential customers, the trade press, market analysts, indirect sales channel partners, and OEMs about the strong capabilities and benefits of using our products and solutions. Our marketing efforts support the sale and distribution of our products through both direct sales and indirect channels. We utilize a variety of marketing vehicles, including advertising, public relations, web, social media, collateral, and participation in industry events and tradeshows, to build market awareness and generate new customer demand. We provide cooperative marketing funds to our indirect sales channel partners to extend the reach of our marketing efforts. We also leverage our suppliers’ cooperative marketing programs to jointly benefit from their marketing development funds.

Intellectual Property

We seek to protect our intellectual property rights with a combination of patents, trademarks, copyrights, trade secret laws, and disclosure restrictions. We rely primarily on trade secrets, technical know-how, and other unpatented proprietary information relating to our design and product development activities. We also enter into confidentiality and proprietary rights agreements with our employees, consultants, and other third parties and control access to our designs, documentation, and other proprietary information.

Manufacturing and Quality Control

We manufacture the majority of our systems at our San Jose, California headquarters. We believe we are the only major server, storage, and accelerated compute platform vendor that designs, develops, and manufactures a significant portion of their systems in the United States. Global assembly, test and quality control of our servers are performed at our manufacturing facilities in San Jose, California, Taiwan, the Netherlands, and Malaysia. In each of our existing facilities, a Quality and Environmental Management System has been certified according to ISO 9001, ISO 14001 and/or ISO 13485 standards. Our suppliers and contract manufacturers are required to adhere to the same standards to maintain consistent product and service quality and continuous improvement of quality and environmental performance.

We use several third-party suppliers and contract manufacturers for materials and sub-assemblies. We believe that selectively using outsourced manufacturing services allows us to focus on our core competencies in product design and development, and increases our operational flexibility. We believe our manufacturing strategy allows us to adjust manufacturing capacity in response to changes in customer demand and to rapidly introduce new products to the market. We use Ablecom Technology, Inc. (“Ablecom”) and its affiliate Compuware Technology, Inc. (“Compuware”), both of which are related parties, for contract design and manufacturing coordination support. We work with Ablecom to optimize modular designs for our chassis and several other components. Ablecom also coordinates the manufacturing of chassis for us. In addition to providing a large volume of contract manufacturing services to us, Ablecom warehouses multiple components and subassemblies manufactured by various suppliers before shipping them to our facilities in the United States, Europe, and Asia. We also have a series of agreements with Compuware, including multiple product development, production and service agreements, as well as product manufacturing agreements and lease agreements for office space. See Note 10, “Related Party Transactions” in the notes to the consolidated financial statements and Part III, Item 13, “Certain Relationships and Related Transactions and Director Independence.”

We continuously monitor our inventory to meet customer delivery requirements and minimize the risk of inventory obsolescence. Due to our building-block designs, our inventory can generally be used with multiple products, lowering working capital requirements and reducing the risk of inventory write-downs.

Competition

The market for our products is highly competitive, rapidly evolving and subject to new technological developments, changing customer needs and new product introductions. We compete primarily with large vendors of x86-based general purpose servers and components. In addition, we also face competition from smaller vendors that specialize in the sale of server components and systems. In recent years, we have experienced increased competition from original design manufacturers (“ODMs”) that benefit from their scale and very low-cost manufacturing and are increasingly offering their own branded products. We believe our principal competitors include:

•global technology vendors, such as Cisco, Dell, Hewlett-Packard Enterprise, and Lenovo; and
•ODMs, such as Foxconn, Quanta Computer, and Wiwynn Corporation.
SMCI | 2025 Form 10-K | 6

The principal competitive factors in our market include the following:

•rack Scale Total IT Solutions to reduce TCO for our customers;
•first to market with new emerging technologies, offered at a competitive price;
•broad product portfolio providing customers more options to optimize for their workload and environment;
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

We believe that we compete favorably with respect to most of these factors. However, most of our competitors have longer operating histories, significantly greater resources, greater name recognition, or deeper market penetration. They may be able to allocate more resources to the development, promotion, and sale of their products, which could allow them to respond more quickly to new technologies and changes in customer needs. In addition, it is possible that new competitors could emerge and gain significant market share.

Government Regulation

Our worldwide business activities subject us to various federal, state, local, and foreign laws in the countries in which we operate, and our Total IT Solutions are subject to laws and regulations affecting their sale. To date, costs and expenses incurred to comply with these governmental regulations, including environmental and import and export controls regulations, have not been material to our business, financial condition, results of operations, and competitive position. Although there is no assurance that existing or future governmental laws and regulations, including environmental and import and export controls regulations, applicable to our operations or Total IT Solutions will not have a material adverse effect on our business, financial condition, results of operations, and competitive position, we do not currently anticipate material increases in expenditures for compliance with government regulations.

We are subject to U.S. and other applicable trade control regulations that restrict with whom we may transact business, including the trade sanctions enforced by the U.S. Treasury, Office of Foreign Assets Control and the import and export controls enforced by the U.S. Commerce Department’s Bureau of Industry and Security. If we fail to comply with laws and regulations restricting dealings with sanctioned countries, companies and/or persons subject to restricted party lists or parties engaged in restricted end uses, we may be subject to enforcement actions, including civil or criminal penalties. The United States and other countries continually update their lists of export-controlled items and technologies and may impose new or more-restrictive export requirements on our products in the future. As a result of regulatory changes, we may be required to obtain licenses or other authorizations to continue supporting existing customers or to supply existing products to new customers in China, Eastern Europe, Southeast Asia, and elsewhere. Further escalations in trade restrictions or hostilities, particularly between the United States and China, could impede our ability to sell or support our products. Our joint venture in China may become subject to additional trade restrictions, and those trade restrictions could harm our reputation in the market.

In October 2022, U.S. export restrictions and export licensing requirements were imposed targeting China’s semiconductor and supercomputing industries. These restrictions impact exports of software, hardware, equipment, and technology used to develop, produce or manufacture certain chips in China (including Hong Kong). At the same time, export restrictions and export license requirements were also imposed on certain GPUs and advanced integrated circuits, as well as computing equipment containing such components, with a focus on China (including Hong Kong). These restrictions impacted certain of our products, including products that contain the NVIDIA A100 and H100 integrated circuits, among others.

In November 2023, the export control restrictions on advanced integrated circuits, supercomputing and other end uses were revised and further expanded to cover additional countries where we sell our products, such as those in the Middle East, as well as additional parties based on the location of their headquarters, or the headquarters of their ultimate parent. Compliance with ever-changing regulations is complex and time consuming. We may experience delays in implementing procedures to address the evolving regulatory requirements.

SMCI | 2025 Form 10-K | 7

In January 2025, the U.S. export control regulations targeting advanced integrated circuits and computing were further revised to include a worldwide authorization requirement for certain of our advanced computing products. New license exceptions were added to the regulations, allowing us to export in some cases without the need for an export license, thus expanding upon previous authorizations. However, these new regulations will, depending on the country and ultimate consignee, impose new limits on the number of advanced computing products that we can export to each ultimate consignee per calendar year, as well as the number of advanced computing products that the Commerce Department will license per-country over a given period to all exporters in the aggregate. These new limitations create a competitive process for obtaining the product allocation associated with these new government authorizations and therefore could disadvantage us relative to certain of our competitors. The limitations may also prevent us from selling our advanced computing products to the full extent of customer demand in certain countries that have not historically been subject to such limitations.

In May 2025, the U.S. Commerce Department announced that it is in the process of rescinding certain export control rules for advanced integrated circuits and computing systems and has ceased enforcement of certain aspects of the regulations previously issued in January 2025. The Commerce Department has indicated that it will issue new replacement export control regulations in the future, but the scope and timing of those regulatory changes remain uncertain. Such regulatory changes could impact our new and existing business, and place new regulatory requirements on our suppliers, customers and/or end users, or on the data centers into which our products are deployed.

The process to obtain licenses required under the recently adopted export control regulations is complicated and time-consuming in the event we determine to pursue them, and there is no guarantee that they will be granted. Our competitive position and future results may be harmed, over the long-term, if there are further changes in import and export controls, including further expansion of the geographic, customer, end use, deemed export, or product scope of the controls, if customers purchase product from competitors, if customers develop their own internal solution, if we are unable to provide contractual warranty or other extended service obligations, if licenses are not granted in a timely manner or denied to significant customers or if we incur significant transition costs. Even if requested licenses are granted, they may be temporary or impose burdensome conditions that we or our customers or end users cannot or choose not to fulfill. The licensing requirements may benefit certain of our competitors, as the licensing process could make our technical support efforts more cumbersome and less certain, encouraging customers to pursue alternatives to our products.

See “Risks Related to Regulatory, Legal, Our Stock, and Other Matters” for additional discussion of risks related to government regulation.

Human Capital Resources and Management

Mission, Culture, and Engagement

The key to success in technology is designing a company around people committed to work that they love. We aim to attract, develop, and retain a high performing and engaged global workforce.

As of June 30, 2025, we employed 6,238 employees, consisting of 3,255 employees engaged in research and development, 705 engaged in sales and marketing, 545 engaged in general and administrative and 1,733 engaged in manufacturing. Of these employees, 2,948 employees are based in our San Jose, California facilities. We consider our highly qualified and motivated employees to be a key factor in our business success. Our employees are not represented by any collective bargaining organization, and we have never experienced a work stoppage.

We are committed to protecting the environment through our “We Keep IT Green” initiative as a first to market innovator in high-performance, high-efficiency server, storage, networking, and management total solutions. We recognize the critical importance of talent and culture to our success and ability to fulfill this vision.

We encourage opportunities for growth and conduct regular performance reviews that set clear expectations to motivate employees and align their performance with our objectives. We communicate to our employees through a secure intranet site, executive communications, company meetings, and business-related emails.

We also believe that a workplace that encourages different voices, perspectives, and backgrounds fosters stronger teams, better solutions, and greater innovation. Employees should be treated fairly and respectfully regardless of their differences and feel welcomed to share their unique perspective, which we believe empowers valued contributors.

SMCI | 2025 Form 10-K | 8

Talent Development, Acquisition, Retention and Rewards

Talent Strategy

Our talent strategy focuses on attracting skilled, engaged employees who bring the talent and skills critical to our innovative and forward-looking workforce. Our recruiting process actively sources talent supporting our ability to hire candidates with professional qualifications and potential. We identify opportunities through tracking and analyzing data from various sources such as annual performance reviews to assess our progress in ensuring critical talent fills critical roles.

It is our policy to ensure equal employment opportunity for all applicants and employees without regard to prohibited considerations of race, color, religion, sex (including pregnancy, gender identity, and sexual orientation), national origin, age, disability, genetic information, marital status, or any other classification protected by applicable local, state or federal laws. All employees receive training on the prevention of sexual harassment and abusive conduct in the workplace.

Total Rewards Program

Our total rewards program is designed to attract and reward talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our strategic goals and create long-term value for our stockholders. We provide employees with compensation packages that include base salary in the form of cash and representing fixed compensation to reward individual performance and contributions (“Base Salary”), incentive bonus programs, and long-term equity awards, such as restricted stock units and options, which are tied to the value of our stock price. We believe that a compensation program with both short-term and long-term awards provides fair and competitive compensation, aligns employee and stockholder interests, incentivizes business and individual performance (pay for performance), motivates based on long-term company performance, and integrates compensation with our business plans. In addition to cash and equity compensation, we provide U.S. employees with a range of benefits, including life and health insurance (medical, dental, and vision), paid time off, sick leave, holiday pay, and a 401(k) plan. For employees outside of the U.S., we offer benefits based on local requirements.

Health, Safety & Wellness

Throughout our history, we have remained committed to providing a safe workplace that protects against personal injury and minimizes environmental harm. We adhere to international standards and regulations to ensure product safety and security. Our health and safety programs emphasize personal accountability, professional conduct, and regulatory compliance, while fostering a culture of proactivity, caution, and open communication. In developing our products, we define and conduct various tests to ensure their safety and security. We evaluate risks using both government-mandated procedures and industry best practices to understand residual risk and appropriately safeguard our employees. Our proactive efforts to prevent occupational illnesses and injuries enable us to maintain a safe, healthy, and secure workplace. Additionally, we have a Safety Committee, dedicated to promoting communication about health, safety, and emergency response procedures, as well as facilitating continuous improvements to our work environment and practices.

We are committed to complying with all applicable laws related to labor and employment across every aspect of our operations. Beyond legal requirements, we adhere to global standards regarding the fair and ethical treatment of workers, such as those set by the Responsible Business Alliance, regarding the fair and ethical treatment of workers. These include preventing excessive working hours and unfair wages, implementing controls to prohibit child labor and human trafficking, and bolstering workplace health and safety measures.

Board Oversight of Human Capital Management

Our Board of Directors, as part of its overall responsibility to provide oversight, has purview over matters related to human capital management. Our Compensation Committee oversees various aspects of human capital management, such as incentive and equity compensation plans, the administration of these plans, compensation matters outside the ordinary course of business, and compensation policies.

Corporate Information

We were founded and maintain our worldwide headquarters in San Jose, California, where approximately half of our employees are based. As one of the largest employers in the City of San Jose, we are proud to be an active member of the San Jose and Silicon Valley communities.

SMCI | 2025 Form 10-K | 9

We were incorporated in California in September 1993 and subsequently reincorporated in Delaware in March 2007. Our common stock is listed on the Nasdaq Global Select Market under the symbol “SMCI”. Our principal executive offices are located at 980 Rock Avenue, San Jose, California 95131. Our telephone number is (408) 503-8000, and our website address is www.supermicro.com.

Financial Information about Segments and Geographic Areas

Please see Note 15, “Segment Reporting” in the notes to the consolidated financial statements in this Annual Report for information regarding segment reporting, and Note 4, “Revenue” in the notes to the consolidated financial statements in this Annual Report for information regarding our net sales by geographic region. See Part I, Item 1A, “Risk Factors” for further information on risks associated with our international operations.

Working Capital

We place significant emphasis on managing our inventories and other working capital related items. We manage inventories through active communication with our customers and partners, using our industry experience to accurately forecast demand. Based on these forecasts, we place manufacturing orders for our products. We maintain substantial inventories of our products because the computer server industry is characterized by short lead-time orders and quick delivery schedules. Additionally, during fiscal year 2025, the computer server industry experienced global supply chain shortages, which resulted in a need to carry more inventory to fulfill demand from our customers and partners.

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

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge, on or through our website at www.supermicro.com as soon as reasonably practicable after we electronically file such reports with, or furnish those reports to, the SEC. Information contained on our website is not incorporated by reference in, or made part of, this Annual Report or our other filings with, or reports furnished to, the SEC. The SEC’s website, www.sec.gov, contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our web site and the information on it, or connected to it, are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with (or furnish to) the SEC, and any references to our website are intended to be inactive textual references only.

SMCI | 2025 Form 10-K | 10

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

Risk Factor Summary

The following summarizes the principal factors that make an investment in the Company speculative or risky. This summary should be read in conjunction with the remainder of this “Risk Factors” section and should not be relied upon as an exhaustive summary of the material risks facing our business. The occurrence of any of these risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described in our public filings when evaluating our business.

Risks Related to Previously being Delinquent in SEC Reporting Obligations
•We face risks related to previously being delinquent in our SEC reporting obligations;
•We have incurred and expect to continue to incur significant expenses related to the circumstances discussed in Item 9. “Changes in and Disagreements with Accountants on Accounting and Financial Disclosure” section in this Annual Report, the remediation of deficiencies in our internal control over financial reporting and disclosure controls and procedures discussed in Item 9A. “Controls and Procedures” of this Annual Report, and any resulting litigation;
•Matters relating to or arising from the circumstances discussed in Item 9. “Changes in and Disagreements with Accountants on Accounting and Financial Disclosure” section in this Annual Report, including adverse publicity and potential concerns from our customers, have had and could continue to have an adverse effect on our business and financial condition;
•We have identified material weaknesses in our internal control over financial reporting, which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner.

Risks Related to our Global Operating Business and Industry
•Our operating results have in the past fluctuated and will likely fluctuate in the future, and if our operating results are below the expectations of securities analysts or investors, our stock price could decline;
•If we fail to meet any publicly announced financial guidance or other expectations about our business, it could cause our stock to decline in value;
•Failure to meet the evolving needs of our industry and markets may adversely impact our financial results;
•Our sales are concentrated in a few large customers. If we lose or experience a significant reduction in sales to any of these key customers, if any of these key customers experience a significant decline in market share, or if any of these customers experience significant financial difficulties, our revenue may decrease substantially and our results of operations and financial condition may be harmed;
•We may be unable to secure additional financing on favorable terms, or at all, which in turn could impair the rate of our growth;
•Our cost structure, ability to deliver server solutions to customers, and ability to resolve warranty claims in a timely manner may be adversely affected by volatility of the market for core components and certain materials for our products;
•We face risks related to recessions, inflation, stagflation, and other macroeconomic conditions;
•Changes in U.S. or foreign policies, geopolitical conditions, general economic conditions, and other factors beyond our control may adversely impact our business and operating results;
•Any failure, disruption or security breach or incident of or impacting our information technology infrastructure or information management systems could have an adverse impact on our business and operations;
•We may be unable to attract, retain, and motivate our executives and key employees;
SMCI | 2025 Form 10-K | 11

•Conflicts of interest may arise with Ablecom and Compuware, and they may adversely affect our operations;
•Our reliance on Ablecom and Compuware could be subject to risks associated with our reliance on a limited source of contract manufacturing services and inventory warehousing;
•If we lose Charles Liang, our President, Chief Executive Officer and Chairman, or any other key employee or are unable to attract additional key employees, we may not be able to implement our business strategy in a timely manner;
•We are subject to order and shipment uncertainties. If we are unable to accurately predict customer demand, we may hold excess or obsolete inventory, which would reduce our gross margin. Conversely, we may have insufficient inventory or be unable to obtain the supplies or contract manufacturing capacity to meet demand, which would result in lost revenue opportunities and potential loss of market share as well as damaged customer;
•If negative publicity arises with respect to us, our employees, our third-party service providers or our partners, our business and operating results could be adversely affected, regardless of whether the negative publicity is true;
•We rely on a limited number of suppliers for certain components used to manufacture our products;
•Changing technology and intense competition require us to continuously innovate while controlling product costs, and our failure to do so may result in decreased revenues and profitability;
•The AI industry has driven a portion of our recent success. The AI industry involves significant risks and uncertainties, and the use of AI by our workforce may present risks to our business;
•Our results of operations may be subject to fluctuations based upon certain investments we make;
•Our growth into markets outside the United States exposes us to risks inherent in international business operations.

Risks Related to Regulatory, Legal, Our Stock, and Other Matters
•We have been, are currently, and may in the future be subject to various lawsuits and other legal proceedings, disputes, claims, and government inquiries and investigations, which could cause us to incur substantial costs or require us to change our business practices in a way that could seriously harm our business, and any orders, actions or rulings not in our favor could have a material adverse effect on our business, results of operations, and financial condition;
•Our operations are impacted by complex laws, rules and regulations related to export control to which our business is subject, and rapid changes in such laws, rules, and regulations as well as political and other actions related thereto may adversely impact our business;
•Because our products and services may store, process and use data, some of which contains personal information, we are subject to complex and evolving domestic and international laws and regulations regarding privacy, data protection and other matters, which are subject to change;
•Adequately protecting our intellectual property rights could be costly, and our ability to compete could be harmed if we are unsuccessful or if we are prohibited from making or selling our products;
•Failure to comply with the U.S. Foreign Corrupt Practices Act, other applicable anti-corruption and anti-bribery laws, and applicable trade control laws could subject us to penalties and other adverse consequences;
•Provisions of our certificate of incorporation and bylaws and Delaware law and provisions in our governing documents could discourage, delay or prevent a change of control of our company or changes in our management and, as a result, depress the trading price of our common stock;
•The concentration of our capital stock ownership with insiders likely limits your ability to influence corporate matters.

Financial Risks
•Our indebtedness, liabilities, and other contractual obligations could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to meet those obligations;
•Provisions in the 2029 Convertible Notes Indenture, the 2028 Convertible Notes Indenture, and the 2030 Convertible Notes Indenture could delay or prevent an otherwise beneficial takeover of us, may dilute the ownership interest of existing stockholders or may otherwise depress the price of our common stock;
•The capped call transactions entered into in connection with the issuance of the 2029 Convertible Notes and the 2030 Convertible Notes subject us to counterparty risk and may affect our common stock;
•Our future effective income tax rates could be affected by changes in the relative mix of our operations, our relative income among different geographic regions, and domestic and foreign income tax laws, which could affect our future operating results, financial condition and cash flows;
•We do not expect to pay any cash dividends in the foreseeable future.

SMCI | 2025 Form 10-K | 12

General Risks
•Our products may not be viewed as supporting climate change mitigation in the IT sector;
•Expectations and evolving laws and regulations relating to environmental, social and governance considerations expose us to potential liabilities, reputational harm and other unforeseen adverse effects on our business.

Risks Related to Previous Delinquent SEC Reporting Obligations

We face risks related to previously being delinquent in our SEC reporting obligations.

Due to the circumstances discussed in Item 9. “Changes in and Disagreements with Accountants on Accounting and Financial Disclosure” of this Annual Report, our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (“FY2024 10-K”), and our Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 2024 and December 31, 2024 (the “Delinquent Reports”) were delinquent.

While we filed all of the Delinquent Reports within the extension period granted by Nasdaq, we expect to continue to face many of the risks and challenges related to previously being delinquent in our SEC reporting obligations, including the following:

•We may fail to remediate material weaknesses in our internal control over financial reporting and other material weaknesses may be identified in the future, which could adversely affect the accuracy and timing of our financial reporting;
•Failure to timely file our SEC reports and make our current financial information available in the past has placed downward pressure on our stock price, which has adversely affected, and may continue adversely affect, hiring and employee retention;
•Litigation and claims as well as regulatory examinations, investigations, proceedings and orders arising out of our failure to file SEC reports on a timely basis in the past, including the reasons and causes for such failure to file, will continue to divert management attention and resources from the operation of our business;
•We may not be able to recapture lost business or business opportunities due to ongoing reputational harm; and
•We continue to receive negative reports or actions related to our commercial credit ratings due to our past failure to file SEC reports on time, which could increase the cost of, or reduce our access to, future commercial credit arrangements and limit our ability to refinance existing indebtedness.

We have incurred and expect to continue to incur significant expenses related to the circumstances discussed in Item 9. “Changes in and Disagreements with Accountants on Accounting and Financial Disclosure” of this Annual Report and the remediation of deficiencies in our internal control over financial reporting and disclosure controls and procedures, and any resulting litigation.

We have devoted and expect to continue to devote substantial internal and external resources towards remediation efforts relating to the circumstances discussed in Item 9. “Changes in and Disagreements with Accountants on Accounting and Financial Disclosure” of this Annual Report, and management’s review of the circumstances and processes that led to those circumstances. As a result of these efforts, we have incurred and expect that we will continue to incur significant incremental fees and expenses for additional accounting, financial and other consulting and professional services.

Matters relating to or arising from the circumstances discussed in Item 9. “Changes in and Disagreements with Accountants on Accounting and Financial Disclosure” of this Annual Report, including adverse publicity and potential concerns from our customers, have had and could continue to have an adverse effect on our business and financial condition.

We have been and could continue to be the subject of negative publicity focused on the matters underlying the circumstances discussed in Item 9. “Changes in and Disagreements with Accountants on Accounting and Financial Disclosure” of this Annual Report. We may be adversely impacted by negative reactions to this publicity from our customers or others with whom we do business, who may have concerns including the time and effort required to address our accounting and control environment and our ability to be a long-term provider to our customers. The continued occurrence of any of the foregoing could harm our business and have an adverse effect on our financial condition.

SMCI | 2025 Form 10-K | 13

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

We have concluded that our internal control over financial reporting was not effective as of June 30, 2025 due to the existence of material weaknesses in such controls, and we have also concluded that our disclosure controls and procedures were not effective as of June 30, 2025 due to material weaknesses in our internal control over financial reporting, all as described in Part II, Item 9A, “Controls and Procedures” of this Annual Report. While we have initiated remediation measures to address the identified material weaknesses, we cannot provide assurance that our remediation efforts will be adequate to allow us to conclude that such controls will be effective in the future. We also cannot assure you that additional material weaknesses in our internal control over financial reporting will not arise or be identified in the future. We intend to continue our control remediation activities and to continue to improve our overall control environment and our operational, information technology, financial systems, and infrastructure procedures and controls, as well as to continue to train and develop our personnel who are essential to effective internal controls. In doing so, we will continue to incur expenses and expend management time on compliance-related issues. If we are unable to successfully complete our remediation efforts in a timely manner and are, therefore, not able to favorably assess the effectiveness of our internal control over financial reporting, this could further cause investors to lose confidence, and our operating results, financial position, ability to accurately report our financial results and timely file our SEC reports, and stock price could be adversely affected.

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

Risks Related to our Global Operating Business and Industry

Our operating results have in the past fluctuated and will likely fluctuate in the future, and if our operating results are below the expectations of securities analysts or investors, our stock price could decline.

We believe that our financial and operating results will continue to be subject to fluctuation due to various factors, many of which are beyond our control. Factors that may affect quarterly operating results include:

•Our ability to adjust spending due to the multi-year development cycle for some of our products and services;
•Our ability to comply with our contractual obligations to customers;
•Our extended payment term arrangements with certain customers, the inability of some customers to make required payments, our ability to obtain credit insurance for customers with extended payment terms, and customer bad debt write-offs;
•Our vendors’ payment requirements;
•Changes in financial accounting standards or interpretations of existing standards;
•Fluctuations in the timing and size of large customer orders and revenue recognition from such orders, and whether those orders are paid timely or require us to extend credit, which may expose us to collection risks even where we pursue mitigation strategies such as third party insurance with respect to credit issued and taking a security interest in goods we have sold to customers pending collection of any credit given; and
•Revenue and margin variability due to potential volatility in emergent and rapidly evolving markets (such as AI), increased competition, challenging and inconsistent global macroeconomic environment.

SMCI | 2025 Form 10-K | 14

Moreover, customers may hesitate to purchase, or not continue to purchase, our products due to ongoing reputational harm, negative publicity or other concerns related to our previously Delinquent Reports. Any of these factors could prevent us from achieving our anticipated financial results. For example, we have granted and may continue to grant extended payment terms to some customers, particularly during macroeconomic downturns, which could impact our ability to collect payment. Our vendors have requested and may continue to ask for shorter payment terms, which may impact our cash flow generation. These arrangements reduce the cash we have available for general business operations. In addition, the pace of growth in our operating expenses and investments may lag our revenue growth, creating volatility or periods where profitability levels may not be sustainable. Failure to meet our expectations or the expectations of our investors or security analysts is likely to cause our stock price to decline, as it has in the past, or substantial price volatility.

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

Failure to meet the evolving needs of our industry and markets may adversely impact our financial results.

Our products experience rapid changes in technology, customer requirements, competitive products, and industry standards. Our success depends on our ability to:

•Timely identify industry changes, adapt our strategies, and develop new or enhance and maintain existing products and technologies that meet the evolving needs of our markets, including addressing unexpected shifts in industry standards or disruptive technological innovations that could render our products incompatible with those developed by other companies;
•Develop or acquire new products and technologies through investments in research and development;
•Launch new offerings with new business models including software, services, and cloud solutions, as well as software, or infrastructure;
•Expand the ecosystem for our products and technologies;
•Meet evolving and prevailing customer and industry safety, security, reliability expectations, and compliance standards;
•Manage product and software lifecycles to maintain customer and end-user satisfaction;
•Develop, acquire, maintain, and secure access to the internal and external infrastructure needed to scale our business, including sufficient energy for powering data centers using our products, acquisition integrations, customer support, e-commerce, IP licensing capabilities, and cloud service capacity;
•Complete technical, financial, operational, compliance, sales and marketing investments for the above activities.

We have invested in research and development in markets where we have a limited operating history, which may not produce meaningful revenue for several years, if at all. If we fail to develop or monetize new products and technologies, or if they do not become widely adopted, our financial results could be adversely affected. Obtaining design wins may involve a lengthy process and depends on our ability to anticipate and provide features and functionality that customers will demand. They also do not guarantee revenue. Failure to obtain a design win may prevent us from obtaining future design wins in subsequent generations. We cannot ensure that our products and technologies will provide value to our customers and partners. If we fail any of these key success criteria, our financial results may be harmed.

SMCI | 2025 Form 10-K | 15

Our sales are concentrated in a few large customers. If we lose or experience a significant reduction in sales to any of these key customers, if any of these key customers experience a significant decline in market share, or if any of these customers experience significant financial difficulties, our revenue may decrease substantially and our results of operations and financial condition may be harmed.

We have become increasingly dependent upon larger sales to grow our business. In recent years, we have completed larger sales to leading internet data center and cloud customers, large enterprise customers and OEMs. We had four customers account for 10% or more of our net sales in fiscal years 2025 and one customer account for 10% or more of our net sales in fiscal 2024, while we had no single customer account for 10% or more of net sales in fiscal year 2023. We anticipate we may continue to have customers account for 10% or more of net sales in the future, and any subsequent loss of such customers could have a material adverse effect on our business and results of operations. If customers buy our products in greater volumes and their business becomes a larger percentage of our net sales, we may grow increasingly dependent on those customers to maintain our growth. If our largest customers do not purchase our products, or we are unable to supply such customers with products, at the levels, in the timeframes or within the geographies that we expect, including as a result of a global economic downturn, excessive credit risk, or a desire by such customers to limit their dependency upon us as a supplier, our ability to maintain or grow our net sales will be adversely affected.

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

Additionally, as we and our partners focus increasingly on selling to larger customers and attracting larger orders, we expect greater costs of sales. Our sales cycle may become longer, and more expensive, as larger customers typically spend more time negotiating contracts than smaller customers. Such larger orders may require greater commitments of working capital, which may require increased borrowings under our credit facilities to fund purchases of key components (such as CPUs, memory, SSDs and GPUs) necessary for such orders, which could adversely affect our cash flow and expose us to the risk of holding excess and obsolete inventory, if there are delays or cancellations. Furthermore, larger customers also often seek greater levels of support in the implementation and use of our server solutions. An actual or perceived inability to meet customer support demands may adversely affect our relationship with such customers, which may affect the likelihood of future purchases of our products. Larger customers may also request larger amounts of credit or longer payment terms, which, if granted, increases our risks in the event customers do not pay or make timely payment, which risk is exacerbated in the event our payment terms with major suppliers of necessary components for such orders do not match the payment terms of our customers.

As a result of the above factors, our quarter-to-quarter results of operations may be subject to greater fluctuation and our stock price may be adversely affected.

We may be unable to secure additional financing on favorable terms, or at all, which in turn could impair the rate of our growth.

We had net income of $1,048.9 million, $1,152.7 million, and $640.0 million in fiscal years 2025, 2024, and 2023, respectively. During fiscal year 2025, we issued $700.0 million aggregate principal amount of our 2028 Convertible Notes in a private placement, and we issued $2.3 billion aggregate principal amount of our 2030 Convertible Notes in a private placement. Our Taiwan subsidiary, where we maintain significant operations, also increased their lines of credit, or entered into new lines of credit, with various commercial banks in Taiwan.

SMCI | 2025 Form 10-K | 16

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

SMCI | 2025 Form 10-K | 17

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

We face risks related to recessions, inflation, stagflation, and other macroeconomic conditions.

Customer demand for our products may be impacted by weak macroeconomic conditions, inflation, stagflation, recessionary or lower-growth environments, high or rising interest rates, equity market volatility or other negative economic factors in the U.S. or other nations. For example, under these conditions or expectation of such conditions, our customers may cancel orders, delay purchasing decisions or reduce their use of our services. In addition, these economic conditions have resulted in the past, and could result in the future, in higher inventory levels, and thus additional excess and obsolescence charges. Further, in the event of a recession or threat of a recession our manufacturing partners, suppliers, distributors, and other third-party partners may suffer their own financial and economic challenges and as a result they may demand pricing accommodations, delay payment, or become insolvent, which could harm our ability to meet our customer demands or generate revenue or otherwise could harm our business. Similarly, disruptions in financial and/or credit markets may impact our ability to manage normal commercial relationships with our manufacturing partners, customers, suppliers and creditors and might cause us to not be able to continue to access preferred sources of liquidity when we would like, and our borrowing costs could increase. Thus, if general macroeconomic conditions, or conditions in the semiconductor industry, or conditions in our customer end markets deteriorate or experience a sustained period of weakness or slower growth, our business and financial results could be materially and adversely affected.

In addition, we are also subject to risk from inflation and increasing market prices of certain components, supplies, and commodity raw materials, which are incorporated into our end products or used by our manufacturing partners or suppliers to manufacture our end products. These components, supplies and commodities have from time to time become restricted, or general market factors and conditions have in the past and may in the future affect pricing of such components, supplies and commodities (such as inflation or supply chain constraints).

Changes in U.S. or foreign policies, geopolitical conditions, general economic conditions, and other factors beyond our control may adversely impact our business and operating results.

Our business is subject to risks generally associated with doing business abroad, such as U.S. and foreign governmental regulation in the countries in which we operate and the countries in which our contract manufacturers, component suppliers, and other business partners are located. Our operations and performance depend significantly on global, regional, and U.S. economic and geopolitical conditions. For example, tensions between the United States and China have led to the United States’ imposition of a series of tariffs, sanctions, and other restrictions on imports from China and sourcing from certain Chinese persons or entities, as well as other business restrictions. The U.S. government has recently imposed tariffs on certain foreign goods, and some foreign governments have threatened or instituted retaliatory tariffs on certain U.S. goods and have indicated a willingness to impose additional tariffs on U.S. products, which could increase tensions and create greater uncertainty in our business dealings. Further, such actions by the U.S. could result in other retaliatory actions by those countries which could impact our ability to profitably commercialize our products in those jurisdictions. Several countries are considering or have implemented tariffs or other trade barriers or restrictions, as well as other measures affecting cross-border commerce and the flow of information, which could have broad economic consequences, impact global supply chains and negatively affect our business, customers and partners.

SMCI | 2025 Form 10-K | 18

Global events may present challenges and risks to us. For example, the crises in Eastern Europe and the Middle East continue to pose challenges to global companies, including us, which have customers in the impacted regions. The U.S. and other global governments have placed restrictions on how companies may transact with businesses in these regions, particularly Russia, Belarus and restricted areas in Ukraine. Because of these restrictions and the growing logistical and other challenges, we have paused sales to Russia, Belarus and the restricted areas in Ukraine. This decision, which is in line with the approach of other global technology companies, helps us comply with our obligations under the various requirements in the U.S. and around the world. While it is difficult to estimate the impact on our business and financial position of both (i) our pause in sales to Russia, Belarus and the restricted areas in Ukraine and the current or future sanctions and (ii) tensions in the Taiwan strait, our pause in sales and these sanctions and continuing rising tensions could have adverse impacts on us in future periods, although they have not been material to date. For example, with respect to Russia, Belarus and the restricted areas in Ukraine, we did not, prior to the imposition of restrictions, make a material portion of our sales or acquire a material portion of our parts or components directly from impacted regions; however, our suppliers and their suppliers may acquire raw materials for parts or components from the impacted regions. Supply disruptions may make it harder for them to find favorable pricing and reliable sources for materials they need, which may put further upward pressure on their costs and increasing the risks that our costs may increase and that it may be more difficult, or we may be unable, to acquire materials needed. In addition, the crises may further exacerbate inflationary pressures that have indirect impacts on our business, such as further increasing our logistics costs from rising fuel prices and/or continuing to increase our compensation expenses. In addition, no assurances can be given that additional developments in the impacted regions, and responses thereto from the U.S. and other global governments, would not have a material adverse effect on our business, results of operations and financial condition.

Our business depends on the overall demand for accelerated compute platforms. Global financial developments and downturns, even if not directly unrelated to us or our industry, may adversely harm us. If economic conditions, including inflation, increased interest rates, economic output and currency exchange rates, in these markets and other key potential markets for our Total IT Solutions remain uncertain or deteriorate, including as a result of a downturn in the global economy, regional conflicts, tariffs, trade restrictions, or other reasons, customers may delay or reduce their spending. General economic weakness may also lead to longer collection cycles for payments due from our customers, an increase in customer bad debt, and impairment of investments. Furthermore, weakness and uncertainty in worldwide credit markets may harm our customers’ available budgetary spending, which could lead to cancellations or delays in planned purchases of our Total IT Solutions. If our customers or potential customers experience economic hardship, this could reduce the demand for our Total IT Solutions, delay and lengthen sales cycles, increase requests for customer credit which may increase our risks in the event customers do not pay or make timely payment, lower prices for our Total IT Solutions, and lead to slower growth or even a decline in our revenues, operating results and cash flows.

While recently moderating, inflation in the U.S. had increased to a rate not seen in several decades. A recurrence of high inflation may result in decreased demand for our Total IT Solutions, increases in our operating costs including our labor costs, constrained credit and liquidity, reduced spending, and volatility in financial markets. In response to inflation, the Federal Reserve has significantly raised, and may again raise, interest rates, which may increase our own borrowing costs, limit our clients’ access to debt financing, and reduce technology expenditures and demand for our Total IT Solutions.

These and other geopolitical tensions, political or economic uncertainty can disrupt supply chains and increase the cost of our and our partners’ products, and have a negative impact on consumer confidence, which could impair our future growth and adversely affect our international operations, business, financial condition, and results of operations.

Any failure, disruption or security breach or incident of or impacting our information technology infrastructure or information management systems could have an adverse impact on our business and operations.

Our business depends significantly on effective and efficient information management systems, and the reliability and security of our information technology infrastructure are essential to the operation, health and expansion of our business. For example, the information gathered and processed by our information management systems assists us in managing our supply chain, financial reporting, monitoring customer accounts, and protecting our proprietary and confidential business information, plans, trade secrets, and intellectual property, among other things. In addition, these systems may contain personal data or other confidential or otherwise protected information about our employees, our customers’ employees, or other business partners. We must continue to expand and update this infrastructure in response to our changing requirements as well as evolving security standards and risks.

SMCI | 2025 Form 10-K | 19

In some cases, we may rely upon third-party providers of hosting, support and other services to meet our information technology requirements. Any failure to manage, expand and update our information technology infrastructure, including our ERP system and other applications, any failure in the extension implementation or operation of this infrastructure, or any failure by our hosting and support partners or other third-party service providers in the performance of their services could materially harm our business. In addition, we have partnered with third parties to support our information technology systems and to help design, build, test, implement and maintain our information management systems.

Like other companies, we are subject to ongoing attempts by malicious actors, including through hacking, malware, ransomware, denial-of-service attacks, social engineering, exploitation of internet-connected devices, and other attacks, to obtain unauthorized access to, acquire or misuse confidential information, or to disrupt service reliability and threaten the confidentiality, integrity and availability of our systems and information we process. Cyber threats have increased in recent years, in part due to increased remote work and frequent attacks, including in the form of phishing emails, malware attachments and malicious websites. Additionally, cybersecurity researchers have warned of increased risks of cyber-attacks, in connection with the Russia-Ukraine war. While we work to safeguard our internal network systems and validate the security of our third-party service providers to mitigate these potential risks, including through information security policies, employee awareness and training, there is no assurance that such actions have been or will be sufficient to prevent cyber-attacks or security breaches or incidents. We have been in the past, and may be in the future, subject to social engineering and other cybersecurity attacks, and these attacks may become more prevalent with substantial portion of our workforce being distributed geographically, particularly given the increased remote access to our networks and systems as a result. Further, our third-party service providers may have been and may be in the future subject to such attacks or otherwise may suffer security breaches or incidents. In addition, actions by our employees, service providers, partners, contractors, or others, whether malicious or in error, could affect the security of our systems and information. Further, a breach or compromise of our information technology infrastructure or that of our third-party service providers could result in the misappropriation of intellectual property, business plans, trade secrets or other information. Additionally, while our security systems are designed to maintain the physical security of our facilities and information systems, accidental or willful security breaches or incidents or other unauthorized access by third parties to our facilities or our information systems could lead to unauthorized access to, or misappropriation, disclosure, or other processing of proprietary, confidential and other information. Moreover, new laws and regulations, such as the European Union’s General Data Protection Regulation, the California Consumer Privacy Act (“CCPA”), add to the complexity of our compliance obligations and increase our compliance costs. Although we have established internal controls and procedures intended to comply with such laws and regulations, any actual or alleged failure to fully comply could result in significant penalties and other liabilities, harm to our reputation and market position, business and financial condition.

Despite our implementation of security measures, our systems and those of our third-party service providers are vulnerable to damage from these or other types of attacks, errors or acts of omissions. In addition, our systems may be impacted by natural disasters, terrorism or other similar disruptions. Any system failure, disruption, accident or security breach or incident affecting us or our third-party service providers could result in disruptions to our operations and loss or unavailability of, or unauthorized access or damage to, inappropriate access to, or use, disclosure or other processing of confidential information and other information maintained or otherwise processed by us. Any actual or alleged disruption to, or security breach or incident affecting, our systems or those of our third-party partners could damage our reputation, lead to theft or misappropriation of our intellectual property and trade secrets, result in regulatory investigations, claims or litigation, affect our relationships with our customers, require us to bear significant remediation and other costs, and ultimately harm our business, financial condition and operating results. In addition, we may be required to incur significant costs to protect against or mitigate damage caused by disruptions or security breaches or incidents. Our costs incurred in efforts to prevent, detect, alleviate or otherwise address cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant and such efforts may not be successful. All of these costs, expenses, liability and other matters may not be covered adequately by insurance and may result in an increase in our costs for insurance or insurance not being available to us on economically feasible terms, or at all. Insurers may also deny us coverage as to any future claim. Any of these results could harm our financial condition, business and reputation.

SMCI | 2025 Form 10-K | 20

We may be unable to attract, retain, and motivate our executives and key employees.

To remain competitive and successfully execute our business strategy, we must attract, retain, and motivate our executives and key employees, as well as recruit and develop exceptional and diverse talent. However, labor is subject to external factors that are beyond our control, including our industry’s highly competitive market for skilled workers and leaders, and workforce participation rates. Changes in immigration and work permit regulations, or in their administration or interpretation, could impair our ability to attract and retain qualified employees. Competition for talent drives up costs in the form of cash and stock-based compensation. In times of stock price volatility, as we have experienced in the past and may experience in the future, the retentive value of our stock-based compensation may decrease. Additionally, we are highly dependent on the services of our longstanding executive team. Failure to ensure effective succession planning, transfer of knowledge, and smooth transitions involving executives and key employees could hinder our strategic planning, execution, and long-term success.

Conflicts of interest may arise with Ablecom and Compuware, and they may adversely affect our operations.

We use Ablecom, a related party, for contract design and manufacturing coordination support and warehousing, and Compuware, also a related party and an affiliate of Ablecom, for distribution, contract manufacturing and warehousing. We work with Ablecom to optimize modular designs for our chassis and certain other components. We outsource to Compuware a portion of our design activities and a significant part of our manufacturing of subassemblies, particularly power supplies. Our purchases of products from Ablecom and Compuware represented 3.3%, 4.3%, and 6.6% of our cost of sales for fiscal years 2025, 2024, and 2023, respectively. Ablecom and Compuware’s sales to us constitute a majority of Ablecom’s and Compuware’s net sales. Ablecom and Compuware are both privately held Taiwan-based companies. In addition, we have appointed Compuware as a nonexclusive authorized distributor of our products in Taiwan, China and Australia, in addition to acting as our sales representative on certain transactions in Asia. Each of Ablecom and Compuware are also developing campuses in close proximity to the campus we developed in Malaysia to expand our manufacturing.

Steve Liang, Ablecom’s Chief Executive Officer and largest shareholder, is the brother of Charles Liang, our President, Chief Executive Officer and Chairman of our Board of Directors (the “Board”). Steve Liang owned no shares of our common stock as of June 30, 2025, 2024, or 2023. Charles Liang and his spouse, Sara Liu, our Co-Founder, Senior Vice President and Director, jointly owned approximately 10.5% of Ablecom’s capital stock, while Mr. Steve Liang and his family members owned approximately 35.0% of Ablecom’s outstanding common stock as of June 30, 2025. Steve Liang is also a member of Compuware’s Board of Directors and is an equity holder of Compuware. Neither Charles Liang nor Sara Liu own any shares of Compuware. In addition, neither Charles Liang nor Sara Liu serve on the board of directors of either Ablecom or Compuware.

Bill Liang, a brother of both Charles Liang and Steve Liang, is also a member of the Board of Directors of Ablecom. In addition, Bill Liang is the Chief Executive Officer of Compuware, Chairman of Compuware’s Board of Directors and a holder of equity interest in Compuware.

Charles Liang and Sara Liu are both significant stockholders of our company, and have considerable influence over the management of our business relationships. Accordingly, we may be disadvantaged by the economic interests of Mr. Charles Liang and his spouse, Ms. Sara Liu, as stockholders of Ablecom and Mr. Charles Liang's personal relationship with Ablecom’s Chief Executive Officer and Compuware’s Chief Executive Officer.

In addition, a sibling of Yih-Shyan (Wally) Liaw, who is our Senior Vice President, Business Development and a director on our Board, owns approximately 11.7% of Ablecom’s capital stock and 8.7% of Compuware’s capital stock.

In October 2018, our Chief Executive Officer, Charles Liang, personally borrowed approximately $12.9 million from Chien-Tsun Chang, the spouse of Steve Liang. The loan was unsecured, had no maturity date and bore interest at 0.8% per month for the first six months, increased to 0.85% per month through February 28, 2020, and reduced to 0.25% effective March 1, 2020. The loan was originally made at Mr. Liang’s request to provide funds to repay margin loans from two financial institutions that were secured by shares of our common stock he held. The lenders called the loans in October 2018, following the suspension of our common stock from trading on Nasdaq in August 2018 and the subsequent decline in its market price that October. As of June 30, 2025, the amount due on the unsecured loan (including principal and accrued interest) was approximately $16.8 million.

SMCI | 2025 Form 10-K | 21

In October 2023, Ablecom and Compuware acquired an approximate 30% interest in Leadtek, a Taiwan company specializing in providing professional graphics cards and workstation solutions. At the time of the Leadtek Investment (as defined herein), Leadtek was, and continues to be, an authorized reseller for us. While prior to the Leadtek Investment none of our related persons had direct or indirect material interests in any transactions with Leadtek, following the closing of the Leadtek Investment, Steve Liang and Bill Liang have served as two of the seven members of the Leadtek's board of directors.

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

If Ablecom or Compuware are acquired or sold, new ownership could reassess the business and strategy of Ablecom or Compuware, which may disrupt our supply chain or alter the terms and conditions of our agreements. Such changes could negatively impact our operations or increase our costs, thereby adversely affecting our margins and the results of operations.

Our reliance on Ablecom and Compuware could be subject to risks associated with our reliance on a limited source of contract manufacturing services and inventory warehousing.

We plan to continue to maintain our manufacturing relationship with Ablecom and Compuware in Asia. In order to provide a larger volume of contract manufacturing services for us, we anticipate that Ablecom and/or Compuware will continue to warehouse for us an increasing number of components and subassemblies manufactured by multiple suppliers prior to shipment to our facilities in the United States and Europe. We also anticipate that we will continue to lease office space from Ablecom and/or Compuware in Taiwan to support our research and development efforts. We operate a joint management company with Ablecom to manage the common areas shared by us and Ablecom for our separately constructed manufacturing facilities in Taiwan.

If our commercial relationship with Ablecom and Compuware deteriorates, we may experience delays in our ability to fulfill customer orders. Similarly, if Ablecom’s or Compuware's facility in Asia is subject to damage, destruction or other disruptions, our inventory may be damaged or destroyed, and we may be unable to find adequate alternative providers of contract manufacturing services in the time that we or our customers require. We could lose orders and be unable to develop or sell some products cost-effectively or on a timely basis, if at all.

Currently, we purchase contract manufacturing services primarily for our chassis products from Ablecom. If our commercial relationship with Ablecom were to deteriorate or terminate, establishing direct relationships with those entities supplying Ablecom with key materials for our products or identifying and negotiating agreements with alternative providers of warehouse and contract manufacturing services might take a considerable amount of time and require a significant investment of resources. Pursuant to our agreements with Ablecom and subject to certain exceptions, Ablecom has the exclusive right to be our supplier of the specific products developed under such agreements. As a result, if we are unable to obtain such products from Ablecom on terms acceptable to us, we may need to discontinue a product or develop substitute products, identify a new supplier, change our design and acquire new tooling, all of which could result in delays in our product availability and increase costs. If we need to use other suppliers, we may not be able to establish business arrangements that are, individually or in the aggregate, as favorable as the terms and conditions we have established with Ablecom. If any of these things should occur, our net sales, margins and earnings could significantly decrease, which would have a material adverse effect on our business, results of operations and financial condition.

SMCI | 2025 Form 10-K | 22

If we lose Charles Liang, our President, Chief Executive Officer and Chairman, or any other key employee or are unable to attract additional key employees, we may not be able to implement our business strategy in a timely manner.

Our future success depends in large part upon the continued service of our current executive management team and other key employees. Charles Liang, our President, Chief Executive Officer and Chairman of the Board, is critical to the overall management of our company as well as to our strategic direction. Mr. Liang co-founded our company and has been our Chief Executive Officer since our inception. His experience in leading our business and his personal involvement in key relationships with suppliers, customers and strategic partners are extremely valuable to us. We currently do not have a succession plan for the replacement of Mr. Liang if it were to become necessary. Additionally, we are particularly dependent on the continued service of our existing research and development personnel because of the complexity of our products and technologies. While the vesting of certain long-term performance-based option awards granted to Mr. Liang are tied to Mr. Liang remaining as our CEO (or such other position as the Board may agree), our employment arrangements with our executives and employees do not require them to provide services to us for any specific length of time, and they can terminate their employment with us at any time, with or without notice, without penalty. The loss of services of any of these executives or of one or more other key members of our team could seriously harm our business.

We are subject to order and shipment uncertainties. If we are unable to accurately predict customer demand, we may hold excess or obsolete inventory, which would reduce our gross margin. Conversely, we may have insufficient inventory or be unable to obtain the supplies or contract manufacturing capacity to meet demand, which would result in lost revenue opportunities and potential loss of market share as well as damaged customer.

We typically sell products pursuant to purchase orders rather than long-term purchase commitments. Some of our customers have, and others may in the future, cancel or defer purchase orders on short notice without incurring a significant penalty. In addition, customers who have purchase commitments may not honor those commitments. Due to their inability to predict demand or for other reasons, during the last few years some of our customers have accumulated excess inventories and, as a consequence, they either have deferred or they may defer future purchases of our products. We cannot accurately predict what or how many products our customers will need in the future. Anticipating demand is difficult because our customers face unpredictable demand for their own products and are increasingly focused more on cash preservation and tighter inventory management.

We place orders with our suppliers based on customer demand and forecast and, in some instances, may establish buffer inventories to accommodate anticipated demand. Our forecasts are based on multiple assumptions, each of which may introduce error into our estimates. For example, our ability to accurately forecast customer demand may be impaired by the delays inherent in our customer’s product development processes, which may include extensive qualification and testing of components included in their products, including ours. In many cases, they design their products to use components from multiple suppliers. This creates the risk that our customers may decide to cancel or change product plans for products incorporating our semiconductor solutions prior to completion, which makes it even more difficult to forecast customer demand. In addition, while many of our customers are subject to purchase orders or other agreements that do not allow for cancellation, there can be no assurance that these customers will honor these contract terms and cancellation of these orders may adversely affect our business operations and demand forecast which is the basis for us to have products made.

If we overestimate customer demand, our excess or obsolete inventory may increase significantly, which would reduce our gross margin and adversely affect our financial results. The risk of obsolescence and/or excess inventory is heightened for semiconductor solutions due to the rapidly changing market for these types of products. Conversely, if we underestimate customer demand or if insufficient manufacturing capacity is available, we would miss revenue opportunities and potentially lose market share and damage our customer relationships. In addition, any future significant cancellations or deferrals of product orders or the return of previously sold products could materially and adversely affect our profit margins, increase product obsolescence and restrict our ability to fund our operations.

SMCI | 2025 Form 10-K | 23

If negative publicity arises with respect to us, our employees, our third-party service providers or our partners, our business and operating results could be adversely affected, regardless of whether the negative publicity is true.

Negative publicity about us or our products, even if inaccurate or untrue, could adversely affect our reputation and confidence in our products, which could harm our business and operating results. For example, on August 27, 2024, a news article was published by a short seller alleging evidence of accounting manipulation, sibling self-dealing and sanctions evasion (the “Report”). We indicated that such Report contained false or inaccurate statements about us, including misleading presentations of information we previously shared publicly. However, despite these statements related to the allegations in the Report, and the announcement of the results of Special Committee investigation, the publication of the Report and our previous Delinquent Reports contributed to a substantial negative impact on the trading price of our common stock and our reputation, and may continue to have a negative impact in the future.

Harm to our reputation can also arise from many other sources, including employee misconduct, which we have experienced in the past, and misconduct by our partners, consultants and outsourced service providers. Additionally, negative publicity with respect to our partners or service providers could also affect our business and operating results to the extent that we rely on these partners or if our customers or prospective customers associate us with these partners.

We rely on a limited number of suppliers for certain components used to manufacture our products.

Certain components used in the manufacture of our products are available from a limited number of suppliers. Shortages could occur in these essential materials due to an interruption of supply, including interruptions on the global supply chain (such as did occur in connection with the prior COVID-19 pandemic, prior global economic downturns, and emergence of regional conflicts) or increased demand in the industry (such as did occur due to volatility in emergent and rapidly evolving markets, including AI). Similar future events may cause additional interruptions in the global supply chain. Two of our suppliers accounted for accounted for a significant portion of our total purchases: 64.4% and 5.1% in fiscal year 2025, 65.4% and 6.3% in fiscal year 2024, and 30.7% and 13.5% in fiscal year 2023. If any of our largest suppliers discontinue their operations, if our relationships with them are adversely impacted, or there are significant adverse changes to the terms upon which we do business, we could experience a material adverse effect on our business, results of operations and financial condition.

Changing technology and intense competition require us to continuously innovate while controlling product costs, and our failure to do so may result in decreased revenues and profitability.

The markets in which we operate are dynamic and complex, and our success depends upon our ability to deliver both our current product offerings and new products and technologies on time and at acceptable prices to our customers. The markets for our products are characterized by rapid technological change, frequent new product introductions and enhancements, substantial capital investment, changes in customer requirements, continued price pressures and a constantly evolving industry. Historically, these pricing pressures have led to a continued decline of average selling prices across our business and we expect that these historical trends will continue. The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and the accurate prediction of technology and market trends. The introduction of new products also often requires significant investment to ramp up production capacity, the benefit of which may not be realized if we are not successful in the production of such products or if customer demand does not develop as expected. Ramping of production capacity also entails risks of delays which can limit our ability to realize the full benefit of new product introductions. We cannot assure that we will be able to identify, develop, manufacture, market or support new or enhanced products successfully, if at all, or on a timely basis. We also cannot assure that potential markets for our new products will materialize on the timelines we anticipate, or at all, or that our technology will meet our customers’ specifications. Our future performance will depend on the successful development, introduction, deployment and market acceptance of new and enhanced features and products that meet our customers’ current and future needs. Future demand for our products is uncertain and will primarily depend on continued technological development and the introduction of new or enhanced products. If this does not continue, sales of our products may decline which could adversely impact our business, results of operations and financial condition.

SMCI | 2025 Form 10-K | 24

Both legacy competitors as well as new entrants, predominantly Asia-based competitors, have intensified market competition in recent years leading to pricing pressure. To preserve our revenues and product margin structures, we remain reliant on an integrated customer and market approach that anticipates end customer needs as requirements evolve. We also must continue to develop more advanced, differentiated products that command a premium with customers, while conversely continuing to focus on streamlining product costs for established legacy products. If we fail to continue to develop enhanced or new products that enable us to increase revenues while maintaining consistent margins, or over time are unable to adjust our cost structure to continue to competitively price more mature products, our financial condition and results of operations could be materially and adversely affected.

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

Our results of operations may be subject to fluctuations based upon certain investments we make.

During the last few years, we made investments in various companies, many of which are early stage companies or private companies still defining their strategic direction, several of which are also in emergent markets (such as AI). We may continue to invest in private companies to further our strategic objectives and to support certain key business initiatives. Many of the instruments in which we invest are non-marketable and illiquid at the time of our initial investment, and we are not always able to achieve a return. To the extent any of the companies in which we invest are not successful, we could recognize an impairment and/or lose all or part of our investment. In addition, we have also made some limited investments in public companies, and any investments we make in such companies could create volatility in our results and may generate losses up to the value of the investment.

Our growth into markets outside the United States exposes us to risks inherent in international business operations.

We market and sell our systems and subsystems and accessories both inside and outside the United States. We intend to expand our international sales efforts, especially into Asia, and we are expanding our business operations in Europe and Asia, particularly in Taiwan, Malaysia, the Netherlands, Japan, Mexico and India. We have made, and continue to make, substantial investments for the purchase of land and the development of new facilities in Taiwan and Malaysia to accommodate our expected growth and the migration of a substantial portion of our contract manufacturing operations.

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
•Localization of our systems and components;
•Compliance with multiple, conflicting and changing governmental laws and regulations (including rapid developments in the area of export control particularly for high-end restricted GPU products);
•Foreign currency fluctuations and inflation;
•Limited visibility into sales of our products by our channel partners;
SMCI | 2025 Form 10-K | 25

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

Risks Related to Regulatory, Legal, Our Stock, and Other Matters

We have been, are currently, and may in the future be subject to various lawsuits and other legal proceedings, disputes, claims, and government inquiries and investigations, which could cause us to incur substantial costs or require us to change our business practices in a way that could seriously harm our business, and any orders, actions or rulings not in our favor could have a material adverse effect on our business, results of operations, and financial condition.

We have been, are currently, and may in the future be subject to various lawsuits, stockholder derivative actions, class action lawsuits, individual or mass arbitration proceedings, and other types of legal proceedings, as well as other disputes, claims, and regulatory or governmental inquiries and investigations, including with regard to contract or commercial disputes, consumer protection, privacy, data protection, intellectual property, tax, employment, and corporate governance, among other matters. In addition, the circumstances underlying the matters discussed in Item 9. “Changes in and Disagreements with Accountants on Accounting and Financial Disclosure” of this Annual Report continue to create the risk of additional litigation and claims by investors and examinations, investigations, proceedings and orders by regulatory authorities. These include a broad range of potential actions that may be taken against us by the SEC or other regulatory agencies, including a cease-and-desist order and/or the assessment of possible civil monetary penalties. If we fail to meet our contractual commitments or otherwise fail to comply with our contractual obligations, then we could be subject to breach of contract or other claims. Any claims, proceedings, individual or mass arbitration demands, or inquiries or investigations initiated by or against us, whether successful or not, may be time-consuming, subject us to damage awards, regulatory orders, consent decrees, injunctive relief, fines, or other penalties or sanctions, require us to change our policies or practices, result in increased operating costs, divert management’s attention, harm our reputation, and require us to incur significant legal fees, other litigation costs and settlement costs, as well as other expenses. In addition, our insurance may not be adequate to protect us from all material expenses related to pending and future claims. Any of these factors could materially and adversely affect our business, financial condition, and results of operations.

SMCI | 2025 Form 10-K | 26

Our operations are impacted by complex laws, rules and regulations related to import and export controls to which our business is subject, and rapid changes in such laws, rules, and regulations as well as political and other actions related thereto may adversely impact our business.

We are subject to U.S. and other applicable trade control regulations that restrict with whom we may transact business, including the trade sanctions enforced by the U.S. Treasury, Office of Foreign Assets Control and the import and export controls enforced by the U.S. Commerce Department’s Bureau of Industry and Security. If we fail to comply with laws and regulations restricting dealings with sanctioned countries or companies and/or persons on restricted lists, we may be subject to civil or criminal penalties. Any future violations could have an adverse impact on our ability to sell our products to United States federal, state and local government and related entities. We have business relationships with companies in China and elsewhere in Eastern Europe who have been, or may in the future be, added to a restricted party list. We take steps to minimize business disruption when these situations arise; however, we may be required to terminate or modify such relationships if our activities are prohibited by U.S. or other applicable laws. Further, our association with these parties could subject us to greater scrutiny or reputational harm among current or prospective customers, partners, suppliers, investors, other parties doing business with us or using our products, government enforcement agencies, or the general public. The United States and other countries continually update their lists of import and export-controlled items and technologies, and may impose new or more-restrictive import and export requirements on our products in the future. As a result of regulatory changes, we may be required to obtain licenses or other authorizations to continue supporting existing customers or to supply existing products to new customers in China, Eastern Europe and elsewhere. Further escalations in trade restrictions or hostilities, particularly between the United States and China, could impede our ability to sell or support our products. Although we historically sold products into Russia before broad sanctions were imposed, we no longer sell products or provide services to Russia. We had last recorded revenue from Russia in February 2022.

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

Such restrictions could include additional unilateral or multilateral import and export controls on certain products or technology, including but not limited to AI technologies and high-performance computing. As geopolitical tensions have increased, products containing semiconductors associated with AI, including GPUs and associated products, are increasingly the focus of export control restrictions proposed by stakeholders in the U.S. and its allies. The United States has imposed unilateral controls restricting GPUs and associated products, and it is likely that additional unilateral or multilateral controls will be adopted. Such controls have been and may again be very broad in scope and application, prohibit us from exporting our products to any or all customers in one or more markets, including but not limited to China, and could tangentially negatively impact our warehousing locations and options, or could impose other conditions that limit our ability to serve demand abroad and could negatively and materially impact our business, revenue and financial results. Import and export controls targeting products containing GPUs and semiconductors associated with AI, which have been imposed and are increasingly likely to be further tightened, would further restrict our ability to export our technology, products, or services given that competitors may not be subject to similar restrictions, creating a competitive disadvantage for us and negatively impacting our business and financial results. In addition, such controls may subject downstream users to additional restrictions on the use, resale, repair, or transfer of our products, negatively impacting our business and financial results. Controls could negatively impact our cost and/or ability to provide services.

Import and export controls could disrupt our supply chain and distribution channels, negatively impacting our ability to serve demand, including in markets outside China. Repeated changes in the export control rules are likely to impose compliance burdens on our business and our customers, negatively and materially impacting our business.

SMCI | 2025 Form 10-K | 27

Increasing use of economic sanctions and import and export controls has impacted and may in the future impact demand for our products or services, negatively impacting our business and financial results. Reduced demand due to import and export controls could also lead to excess inventory or cause us to incur related supply charges. Additional unilateral or multilateral controls are also likely to include deemed export control limitations that may also have negative impacts. Additional export restrictions may not only impact our ability to serve overseas markets, but also provoke responses from foreign governments, including China, that negatively impact our supply chain or our ability to provide our products and services to customers in all markets worldwide, which could also substantially reduce our revenue.

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

In the event import and export controls require us to transition some operations out of certain geographies, such transitions could be costly and time consuming, and adversely affect our operations during any such transition period. To the extent that a customer requires products covered by the licensing requirements, we may seek a license for the customer. However, the licensing process is time-consuming. We have no assurance that any such license will be granted or that the license application will be acted upon in a timely manner or at all. Even if a license is offered, it may impose burdensome conditions that we or our customer or end users cannot or decide not to accept.

The process to obtain licenses required under recently adopted export control regulations is complicated and time consuming in the event we determine to pursue them, and there are no assurances they may be granted at all. Our competitive position and future results may be harmed, over the long-term, if there are further changes in import and export controls, including further expansion of the geographic, customer, end use, deemed export, or product scope of the controls, if customers purchase product from competitors, if customers develop their own internal solution, if we are unable to provide contractual warranty or other extended service obligations, if licenses are not granted in a timely manner or denied to significant customers or if we incur significant transition costs. Even if requested licenses are granted, the licenses may be temporary or impose burdensome conditions that we or our customers or end users cannot or choose not to fulfill. The licensing requirements may benefit certain of our competitors, as the licensing process will make our technical support efforts more cumbersome and less certain and encourage customers to pursue alternatives to our products.

SMCI | 2025 Form 10-K | 28

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

Although we attempt to ensure that we, our suppliers, resellers, and partners comply with the applicable import, export, and sanctions laws, we cannot guarantee full compliance by all. Actions of our suppliers, resellers and partners are not within our complete control, and our products could be re-exported to sanctioned persons or countries or provided by our retailers to third persons in contravention of our requirements or instructions or the laws. In addition, there are inherent limitations to the effectiveness of any policies, procedures, and internal controls relating to such compliance, and there can be no assurance that such procedures or internal controls will work effectively at all times or protect us against liability under anti- corruption, sanctions or other laws for actions taken by us, our resellers or partners. Any such potential violation by us, our suppliers, resellers, or our partners could have negative consequences, including government inquiries, investigations, enforcement actions, monetary fines, or civil and/or criminal penalties, and our reputation, brand, and revenue may be harmed.

Because our products and services may store, process and use data, some of which contains personal information, we are subject to complex and evolving domestic and international laws and regulations regarding privacy, data protection and other matters, which are subject to change.

Because our products and services store, process and use data, some of which contains personal information, we are subject to complex and evolving domestic and international laws and regulations regarding privacy, data protection, rights of publicity, content, protection of minors and consumer protection. Many of these laws and regulations, which can be particularly restrictive or onerous, are subject to change and uncertain interpretation. Even our inadvertent failure to comply with such laws and regulations could result in investigations, claims, damages to our reputation, changes to our business practices, increased cost of operations and declines in user growth, retention or engagement, any of which could materially adversely affect our business, results of operations and financial condition.

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

Jurisdictions outside of the European Union are also considering and/or enacting comprehensive data protection legislation. For example, on July 8, 2019, Brazil enacted the General Data Protection Law (“LGPD”), and on June 5, 2020, Japan passed amendments to its Act on the Protection of Personal Information (“APPI”). Both laws broadly regulate the processing of personal information in a manner comparable to the GDPR, and violators of the LGPD and APPI face substantial penalties. Similarly, on November 1, 2021, China’s Personal Information Protection law came into effect, which places restrictions on the transfer of personal information to third parties within China or overseas. These regulations may deter customers from using services such as ours and may inhibit our ability to expand into those markets or prohibit us from continuing to offer services in those markets without significant financial burden.

SMCI | 2025 Form 10-K | 29

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

Adequately protecting our intellectual property rights could be costly, and our ability to compete could be harmed if we are unsuccessful or if we are prohibited from making or selling our products.

From time to time, we are involved in lawsuits or other legal proceedings alleging patent infringement or other IP rights violations by us, our employees or parties that we have agreed to indemnify. An unfavorable ruling could include significant damages, invalidation of one or more patents, indemnification of third parties, payment of lost profits, or injunctive relief. Claims that our products or processes infringe the IP rights of others, regardless of their merit, could technical personnel.

We may commence legal proceedings to protect our IP rights, which may increase our operating expenses. We could be subject to countersuits as a result. If infringement claims are made against us or our products are found to infringe a third party’s IP, we or one of our indemnitees may have to seek a license to the third party’s IP rights. If we or one of our indemnitees is unable to obtain such a license on acceptable terms or at all, we could be subject to substantial liabilities or have to suspend or discontinue the manufacture and sale of one or more of our products. We may also have to make royalty or other payments or cross license our technology. If these arrangements are not concluded on commercially reasonable terms, our business could be negatively impacted. Furthermore, the indemnification of a customer or other indemnitee may increase our operating expenses and negatively impact our operating results.

We rely on patents, trademarks, trade secrets, employee and third-party nondisclosure agreements, licensing arrangements and the laws of the countries in which we operate to protect our IP. Foreign laws may not protect our products or IP rights to the same extent as United States law. This makes the possibility of piracy of our technology and products more likely. The theft or unauthorized use or publication of our trade secrets and other confidential information could harm our competitive position and reduce acceptance of our products; as a result, the value of our investment in research and development, product development and marketing could be reduced. We also may face risks to our IP if our employees are hired by competitors. We continuously assess whether and where to seek formal protection for existing and new innovations and technologies but cannot be certain whether our applications for such protections will be approved, and, if approved, whether they will be enforceable.

SMCI | 2025 Form 10-K | 30

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

SMCI | 2025 Form 10-K | 31

The concentration of our capital stock ownership may limit your ability to influence corporate matters.

As of July 31, 2025, our executive officers and directors together beneficially owned 16.2% of our common stock. In addition, institutional stockholders who are not affiliated with our company and who each hold five percent or more of our common stock, hold an additional 17.4% percent of our common stock. As a result, if our insiders and these institutional stockholders were to act together, they would have significant influence over matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose the action. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

Financial Risks

Our indebtedness, liabilities, and other contractual obligations could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to meet those obligations.

As of June 30, 2025, we had approximately $4.8 billion of consolidated indebtedness, including $1.7 billion aggregate principal amount of our 2029 Convertible Notes, $700.0 million aggregate principal amount of our 2028 Convertible Notes, and $2.3 billion aggregate principal amount of our 2030 Convertible Notes. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

•Increasing our vulnerability to adverse economic and industry conditions;
•Limiting our ability to obtain additional financing;
•Requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes
•Limiting our flexibility to plan for, or react to, changes in our business;
•Diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of the 2029 Convertible Notes, 2028 Convertible Notes or 2030 Convertible Notes or 2030 Convertible Notes, as applicable; and
•Placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves to pay amounts due under our indebtedness, including the Convertible Notes, as well as other contractual obligations. For example, in connection with the Master Colocation Service Agreement (MCSA) we entered into in June 2024, we executed a long-term data center space from a supplier and concurrently sublicensed all of our rights and obligations related to such data center space to another party. While we are charging an additional monthly charge to the party to whom we are sublicensing the data center space, on top of the estimated over $292.0 million financial obligation we have to the supplier for the term of the lease for the data center space, no assurances can be given that this arrangement will be successful or profitable, particularly if the party to whom we are sublicensing the data center space defaults on its obligations to us. If we are unsuccessful in recovering our costs related to our lease of data center space, or if we are otherwise unable to meet our obligations under the MCSA, our business, financial condition, and results of operations may be adversely affected. For more information about the MCSA and the data center space lease arrangements, see Note 9, “Leases” in the notes to the consolidated financial statements.

Additionally, we plan to continue making significant investments to support our business growth and may require additional funds to address business challenges. Our future capital requirements may vary materially from those currently planned and will depend on many factors including our growth rate and the continuing market acceptance of our products. Any future indebtedness that we may incur may contain financial and other restrictive covenants and obligations that limit our ability to operate our business, raise capital or make payments under our other indebtedness or contractual obligations. Failure to comply with these covenants or obligations, or to make required payments on time, could result in a default or material breach, potentially accelerating the repayment of that debt or resulting in the breach of contracts, which could in turn harm our business. See also, “Risks Related to Previous Delinquent SEC Reporting Obligations.”

SMCI | 2025 Form 10-K | 32

Provisions in the 2029 Convertible Notes Indenture, the 2028 Convertible Notes Indenture, and the 2030 Convertible Notes Indenture could delay or prevent an otherwise beneficial takeover of us, may dilute the ownership interest of existing stockholders or may otherwise depress the price of our common stock.

Certain provisions in the 2029 Convertible Notes, the 2028 Convertible Notes, and the 2030 Convertible Notes indentures governing such convertible notes could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change, then noteholders will have the right to require us to repurchase their convertible notes for cash. In addition, if a takeover constitutes a make-whole fundamental change (as defined in the 2029 Convertible Notes Indenture, the 2028 Convertible Notes Indenture, and the 2030 Convertible Notes Indenture as applicable), then we may be required to temporarily increase the conversion rate of the 2029 Convertible Notes, the 2028 Convertible Notes, or the 2030 Convertible Notes, as applicable, which could increase the cash cost of acquiring us or increase dilution to the potential acquiror. In either case, and in other cases, our obligations under the 2029 Convertible Notes, the 2028 Convertible Notes, the 2030 Convertible Notes, the 2029 Convertible Notes Indenture, the 2028 Convertible Notes Indenture, and the 2030 Convertible Notes Indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that noteholders or holders of our common stock may view as favorable.

The capped call transactions entered into in connection with the issuance of the 2029 Convertible Notes and the 2030 Convertible Notes subject us to counterparty risk and may affect our common stock.

In connection with the offering of the 2029 Convertible Notes and the 2030 Convertible Notes, we entered into privately negotiated capped call transactions with the capped call counterparties. The capped call transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of the 2029 Convertible Notes and the 2030 Convertible Notes or offset any potential cash payments we are required to make in excess of the principal amount of converted 2029 Convertible Notes and the 2030 Convertible Notes, as the case may be, with such reduction or offset subject to a cap. In connection with the amendment of the old 2029 Convertible Notes in March, we entered into agreements to amend certain terms of the capped call transactions. Following these transactions, the capped call counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 2029 Convertible Notes and the 2030 Convertible Notes (and are likely to do so during any observation period related to a conversion of the 2029 Convertible Notes and 2030 Convertible Notes or following any repurchase of the 2029 Convertible Notes and the 2030 Convertible Notes by us to the extent we elect to unwind a corresponding portion of the capped call transactions in connection with such repurchase). This activity could also cause or avoid an increase or a decrease in the market price of our common stock.

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

We derive significant tax benefits from non‑U.S. operations under current tax laws and incentives. Legislative changes, such as the OECD Pillar Two (15% minimum tax) framework, could reduce these benefits. Malaysia joined Pillar Two effective January 1, 2025. Although our Malaysian subsidiary has a 10‑year tax exemption beginning in fiscal year 2026, guidance on whether a top‑up tax will apply remains pending. In the U.S., the One Big Beautiful Bill Act (“OBBBA”), enacted on July 4, 2025, permanently extends certain Tax Cuts and Jobs Act provisions, modifies the international tax framework, and restores favorable business tax provisions, with effective dates through 2027. We are evaluating its impact on our consolidated results, along with other evolving global tax rules.

Our effective tax rate is also influenced by statutory rate changes, earnings mix, tax incentives and credits, audit resolutions, deferred tax asset valuation, non‑deductible expenses, business combinations, and interpretations of tax law. Stock‑based compensation and related volatility in our stock price can further create significant period‑to‑period variability in our tax rate.

SMCI | 2025 Form 10-K | 33

We continue to monitor evolving global tax legislation and related administrative guidance. These developments may increase complexity, affect our effective tax rate, deferred tax assets, and cash tax obligations, and adversely impact our financial results.

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

Many governments, regulators, investors, employees, customers and other stakeholders are increasingly focused on environmental, social and governance considerations relating to businesses, including climate change and greenhouse gas emissions, human capital, equity and inclusion. We make statements about our environmental, social and governance goals and initiatives through information provided on our website, press statements and other communications. Responding to these environmental, social and governance considerations and implementation of these goals and initiatives involves risks and uncertainties and requires ongoing investments. The success of our goals and initiatives may be impacted by factors that are outside our control. In addition, some stakeholders may disagree with our goals and initiatives and the focus and views of stakeholders may change and evolve over time and vary depending on the jurisdictions in which we operate. Also, we and our suppliers are subject to, and may become subject to, evolving laws and regulations pertaining to ESG matters. Changing rules and regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations. Any failure, or perceived failure, by us to achieve our goals, further our initiatives, adhere to our public statements, make complete or accurate statements with respect to such matters, comply with federal, state or international environmental, social and governance laws and regulations, or meet evolving and varied stakeholder expectations and views could materially adversely affect our business, reputation, results of operations, financial position and stock price.

Item 1B.    Unresolved Staff Comments

    None.

Item 1C.    Cybersecurity

Risk Management and Strategy

We have in place certain infrastructure, systems, policies, and procedures that are designed to proactively and reactively address risks from cybersecurity threats. This includes processes for assessing, identifying, and managing material risks from cybersecurity threats. Our information security management program seeks to follow processes set forth in recognized industry standards, and we evaluate and evolve our security measures as appropriate. We maintain a cybersecurity incident response plan that we practice and update as needed. The identification, assessment and management of cybersecurity risk is integrated into our overall enterprise risk management program that is ultimately overseen by the Board.

We consult with external parties, such as third-party cybersecurity firms, to provide, among other things, monitoring of systems, threat intelligence, and employee cybersecurity training. We also use third parties to assist our risk management processes by conducting security assessments.
SMCI | 2025 Form 10-K | 34

We also have a vendor risk assessment process to oversee and identify risks from cybersecurity threats associated with our use of third-party service providers. These processes consist of the distribution and review of questionnaires designed to identify cybersecurity risks associated with the engagement of third parties. We also audit cybersecurity practices of certain third-party service providers, and take steps designed to ensure that such vendors have implemented data privacy and security controls that help mitigate the cybersecurity risks associated with these vendors, depending on the nature and sensitivity of the supplier and data it processes on our behalf. We routinely assess our high-risk suppliers’ conformance to industry standards and evaluate them for additional information, product, and physical security requirements.

We employ a number of protective measures, including firewalls, endpoint detection and response technologies, regular annual training of employees with respect to cybersecurity and testing employee competence with anti-phishing policies followed up by additional remedial training as needed.

While there have been cyber incidents in the past, none of these incidents, individually or in aggregate, had a material adverse effect on our business strategy, operations, or financial conditions. Refer to “Risk Factors” in Item 1A of this Form 10-K for additional information about cybersecurity-related risks.

Governance

As part of its broader risk oversight activities, our Board maintains oversight of cybersecurity matters, including managing and assessing risks from cybersecurity threats. The Audit Committee also reviews the adequacy and effectiveness of our information security policies and practices and the internal controls regarding information security risks. The Audit Committee and the Board receive regular information security updates relating to cybersecurity risk from management, including from our Director of Information Security.

Cybersecurity risk is primarily managed by our Directors of Information Security and Information Technology. These individuals have decades of experience in managing cybersecurity risk for public companies. Additionally, we have established a cross-functional Cybersecurity Committee, consisting of executive-level leadership, including representatives from Finance, IT, Legal, and other teams, that meets periodically to review cybersecurity risks, incidents, and assess emerging threats. The Cybersecurity Committee is also informed of our responses to such risks, incidents and threats.

Our cybersecurity incident response plan also contains mechanisms to notify executive management of cybersecurity incidents. As part of the plan, an executive-level leadership team may be activated and can act to direct our response efforts, to include mitigation and remediation activities, when appropriate.

Item 2.        Properties

As of June 30, 2025, we owned approximately 3,157,000 square feet and leased approximately 1,539,000 square feet of office and manufacturing space, which does not include any leases executed but not commenced. Our long-lived assets, excluding leases, located outside of the United States represented 37.8% of total value of long-lived assets in fiscal year 2025. In addition, we lease various offices, warehouses and other premises in United States and throughout the world. See Note 15, “Segment Reporting” in the notes to the consolidated financial statements in this Annual Report for a summary of long-lived assets by geographic region.

Our principal executive offices, research and development center, and production operations are in San Jose, California where we own approximately 1,601,000 square feet of office and manufacturing space. We lease approximately 459,479 square feet of warehouse space in San Jose, California under a lease that expires in October 2030, lease approximately 246,000 square feet of warehouse space in Fremont, California under a lease that expires in October 2030, lease approximately 46,000 square feet of office space in San Jose, California under a lease that expires in January 2028, lease approximately 28,000 square feet of warehouse space in Milpitas, California under a lease that expires in March 2027, lease approximately 5,000 square feet of office space in Jersey City, New Jersey under a lease that expires in May 2027, lease approximately 63,000 square feet of office space in Milpitas, California under a lease that expires in August 2035, and lease approximately 72,000 square feet of data center space in Vernon, California under a lease that expires in October 2035. Additionally, we own 36 acres of land in San Jose, California that would allow us to expand our Green Computing Park.

Our European headquarters for manufacturing and service operations is located in Den Bosch, the Netherlands where we own approximately 12,000 square feet of office space and lease approximately 350,000 square feet of office and manufacturing space under six leases, which expire at various dates ranging from June 2026 to June 2035.

SMCI | 2025 Form 10-K | 35

In Asia, our manufacturing facilities are located in Taoyuan County, Taiwan where we own approximately 954,000 square feet of office and manufacturing space across 6.77 acres of land, and in Malaysia where we own approximately 590,000 square feet of dormitory, office, and manufacturing space on 30 acres of land. These manufacturing facilities are pledged as security under the existing loans with $28.8 million remaining outstanding as of June 30, 2025. Our research and development center, service operations, and warehouse space in Asia are in an approximately 153,000 square feet facility in Taipei and Hsinchu, Taiwan under nineteen leases that expire at various dates ranging from January 2026 through March 2029 and approximately 93,000 square feet facilities in Taoyuan, Taiwan under three leases that expire at various dates ranging from June 2026 through December 2028.

We believe that our existing facilities in San Jose, California, Taiwan, and the Netherlands, in addition to our new facility in Malaysia, are suitable and adequate for our present purposes, and that the productive capacity of such facilities is substantially being utilized or we have plans to utilize such capacity.

Item 3.        Legal Proceedings

The information required by this item is incorporated herein by reference to the information set forth in Note 13. “Commitments and Contingencies” in the notes to the consolidated financial statements included in this Annual Report.

Due to the inherent uncertainties of legal proceedings, we cannot predict the outcome of these proceedings at this time, and we can give no assurance that they will not have a material adverse effect on our financial position or results of operations.

Item 4.        Mine Safety Disclosures

Not applicable.
SMCI | 2025 Form 10-K | 36

PART II

Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol SMCI. Public trading of our common stock began on March 29, 2007. Prior to that, there was no public market for our common stock.

Holders

As of July 31, 2025, there were 22 registered stockholders of record of our common stock not including those shares held in street or nominee name. Because most of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these holders of record.

Forward Stock Split

On September 30, 2024, we filed the Amendment to effect the Stock Split of our common stock. The Amendment also effected a proportionate increase in the number of shares of authorized common stock from 100,000,000 to 1,000,000,000. Pursuant to Section 242(d) of the General Corporation Law of the State of Delaware, stockholder approval was not required in connection with the foregoing.

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

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Super Micro Computer, Inc. with the SEC, whether made before or after the date of this Annual Report and irrespective of any general incorporation language in those filings, except to the extent that such filing specifically states that such graph and related information are incorporated by reference into such filing.

The following graph shows a comparison of the cumulative total return for our common stock, the Nasdaq Computer Index and the Nasdaq Composite Index for the five years ended June 30, 2025. The annual changes for the five-year period shown in the graph assume that $100 was invested in our common stock and each index at the market close on the last trading day for the fiscal year ended June 30, 2020, and that all dividends (if any were issued) were reinvested. The stock price performance of the following graph is not indicative of future stock price performance.

SMCI | 2025 Form 10-K | 37

*$100 invested on 6/30/2020 in stock and in indices, including reinvestment of dividends.

Source: FactSet financial data and analytics.

	6/30/2020	6/30/2021	6/30/2022	6/30/2023	6/30/2024	6/30/2025
Super Micro Computer, Inc.	100.00	123.94	141.90	877.46	2,884.86	1,725.70
Nasdaq Composite Index	100.00	144.19	109.64	137.07	176.29	202.51
Nasdaq Computer Index	100.00	150.23	122.62	168.27	243.25	276.13

Recent Sales of Unregistered Securities

From November 1, 2024 through November 5, 2024, we issued 11,360 shares of our common stock to two current employees and one former employee, upon exercise of vested stock options granted to them in 2018-2023, as compensatory awards under the 2016 Equity Incentive Plan and the 2020 Equity and Incentive Compensation Plan, as amended and restated. The aggregate proceeds from the exercise of the stock options was approximately $33,000. The issued shares represented less than 0.1% of our outstanding common stock and were not issued in a public offering.

Issuer Purchases of Equity Securities

During the three months ended June 30, 2025, we repurchased the following shares of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
Month 1 (April 1, 2025 to April 30, 2025)	—	—		—
Month 2 (May 1, 2025 to May 31, 2025)	—	—		—
Month 3 (June 1, 2025 to June 30, 2025)	4,891,171	$40.89	4,891,171	—
Total	4,891,171	$40.89	4,891,171

SMCI | 2025 Form 10-K | 38

In June 2025, we repurchased 4,891,171 shares of our common stock for an aggregate purchase price of approximately $200.0 million. The repurchased shares were subsequently retired. The repurchase was conducted concurrently with our offering of the 2030 Convertible Notes, in privately negotiated transactions with certain purchasers of the 2030 Convertible Notes. The transactions were effected through one of the initial purchasers of the 2030 Convertible Notes or our affiliates, in each case, acting as our agent. The repurchase price was $40.89 per share, which represented the closing trading price of our common stock on June 23, 2025, the date on which the 2030 Convertible Notes were priced.

This repurchase was conducted outside of a publicly announced repurchase plan or program, and was not made pursuant to a Rule 10b5-1 trading plan or under the Rule 10b-18 safe harbor. We have not adopted any publicly announced repurchase plans or programs, and no such plans were in effect during fiscal year 2025.

SMCI | 2025 Form 10-K | 39

Item 6.        [Reserved]

SMCI | 2025 Form 10-K | 40

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes which appear elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report, particularly under the heading “Risk Factors.”

Overview

We are a global leader in Application-Optimized Total IT Solutions. Founded and operating in San Jose, California, we are committed to delivering first-to-market innovation for Enterprise, Cloud, AI, and 5G Telco/Edge IT Infrastructure. As a Total IT Solutions manufacturer, our offerings include server, AI systems, storage, IoT devices, switches, software, and support services. Supermicro's expertise in motherboard, power, and chassis design expertise drives our ability to develop and produce next-generation innovations, from cloud to edge, for our global customers. Our products are designed and manufactured in-house across facilities in the United States, Taiwan, and the Netherlands. Leveraging our global operations for scale and efficiency, we optimize solutions to improve TCO while reducing environmental impact through Green Computing initiatives. Our award-winning portfolio of Server Building Block Solutions empowers customers to tailor systems precisely to their exact workloads and applications. By selecting from a broad family of flexible and reusable building blocks, customers can configure a comprehensive range of form factors, processors, memory, GPUs, storage, networking, power, and cooling solutions, including air-conditioned, free air, and liquid cooling solutions.

We commenced operations in 1993 and have been profitable every year since inception. For fiscal years 2025, 2024, and 2023, our net income was $1,048.9 million, $1,152.7 million, and $640.0 million, respectively.

In order to increase our sales and profits, we believe that we must continue to develop flexible application optimized server and storage solutions while being among the first to market with new features and products. Our focus is on delivering Total IT Solutions that integrate, validate, and deliver server, storage, networking and software at the rack and cluster (multi-rack) level. Additionally, we will continue to expand our software offerings and enhance customer service and support, particularly as we increase our focus on large enterprise and data center customers. A key component of our strategy is our DCBBS, which significantly reduces data center build time and enables full integration of AI computing, server, storage, networking, rack, cabling, liquid cooling, end-to-end management software, onsite deployment services, and ongoing maintenance. To further expand our market share, we also recognize the need to strengthen our network of sales partners and distribution channels.

We measure our financial success based on various key indicators, including growth in net sales, gross profit margin, operating margin, and net income per common share. In additional to these financial metrics, a critical non-financial indicator of our success is our ability to rapidly introduce new products and deliver the latest application-optimized server and storage solutions. To support this, we work closely with the developers and manufacturers of key components, allowing us to integrate emerging technologies as they become available. Our ability to quickly bring new products to market, which we believe is enabled by our Building Block Solution architecture and has historically enabled us to capitalize on major technology transitions such as the launch of new GPUs, microprocessors and storage technologies. Accordingly, we closely monitor the product introduction cycles of industry leaders, including NVIDIA Corporation, Intel Corporation, Advanced Micro Devices, Inc., Broadcom Inc., Samsung Electronics Company Limited, Micron Technology, Inc. and others. This strategic focus directly informs our research and development investments, as we continue to allocate resources toward both our current initiatives and future product innovation.

AI and Data Centers

The growing use of AI, which requires enhanced datacenter capabilities, has substantially increased demand for our products. We expect this trend to continue, with further demand for datacenter expansion driven by the AI market. As a result, we will continue to enhance our product capabilities and expand our service offerings, including DCBBS to address the growing demand in the AI market and datacenter markets. We believe that our ability to tailor certain products to the unique needs of these sectors sets us apart from many competitors and positions us to capture an even greater market share going forward.

SMCI | 2025 Form 10-K | 41

Macroeconomic Factors

Macroeconomic factors, including inflation, interest rate changes, capital market volatility, global supply chain constraints, tariffs, and global economic and geopolitical developments, have had and may continue to have direct and indirect impacts on our business and results of operations, particularly demand for our products and net sales. While difficult to isolate and quantify, these macroeconomic factors have also impacted and may continue to impact our supply chain and manufacturing costs, employee wages, costs for capital equipment and value of our investments. Further, while many of these macroeconomic factors could have a long term impact, others may have a short term impact which could lead to our financial results not being comparable on a period to period basis.

Financial Highlights

The following is a summary of our financial highlights for fiscal years 2025 and 2024:

	Years Ended June 30,
	2025	2024
Net sales	$21,972,042	$14,989,251
Gross profit	2,429,922	2,061,410
Total operating expenses	1,176,928	850,636
Income from operations	1,252,994	1,210,774
Net income	1,048,854	1,152,666
Net income per diluted share	1.68	1.92

•Net sales increased by 46.6% in fiscal year 2025 as compared to fiscal year 2024. driven by an increase in demand from customers for GPU servers, HPC and rack-scale solutions which have higher average selling prices, primarily due to large enterprise and data center customers from the United States, Asia, and Europe where we experienced significant growth.
•Gross margin decreased to 11.1% in fiscal year 2025 from 13.8% in fiscal year 2024, primarily due to our strategy to offer competitive pricing to gain market share, change in product and customer mix, and higher manufacturing related expenses.
•Operating expenses increased by 38.4% in fiscal year 2025 as compared to fiscal year 2024, primarily due to higher headcount and increases in salary and stock-based compensation.
•Net income decreased to $1,048.9 million in fiscal year 2025 as compared to $1,152.7 million in fiscal year 2024, which was primarily due to decrease in gross profit and increase in operating and other expenses partially, offset by the increase in net sales in fiscal year 2025 as compared to fiscal year 2024.

Critical Accounting Estimates

General

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an ongoing basis, we regularly evaluate our accounting estimates based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The actual impact on our financial performance could differ from these estimates under different assumptions or conditions.

An accounting estimate is considered critical if both (i) the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment involved, and (ii) the impact within a reasonable range of outcomes of the estimates and assumptions is material to our consolidated financial statements. We have critical accounting estimates in the areas of inventories, revenue recognition, income taxes, when applicable, have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting estimates.

For further information on all of our significant accounting policies, see Note 1. “Organization and Summary of Significant Accounting Policies” in the notes to the consolidated financial statements in this Annual Report.

SMCI | 2025 Form 10-K | 42

Revenue Recognition

We generate revenue from the sale of server and storage systems, including systems and related services, subsystems and accessories.

We apply judgment in determining the transaction price as we may be required to estimate variable consideration when determining the amount of revenue to recognize. As part of determining the transaction price in contracts with customers, we estimate reserves for future sales returns based on our history of actual returns for each major product line. Based upon historical experience, a refund liability is recorded at the time of sale for estimated product returns and an asset is recognized for the amount expected to be recorded in inventory upon product return, less the expected recovery costs.

We allocate the transaction price of each customer contract to each performance obligation based on the relative Standalone Selling Price (“SSP”) for each performance obligation within each contract. We recognize the amount of transaction price allocated to each performance obligation within a customer contract as revenue at the time the respective performance obligation is satisfied by transferring control of the promised good or service to a customer. Determining the relative SSP for contracts that contain multiple performance obligations requires significant judgment. We determine SSP based on the price at which the performance obligation is sold separately. If the SSP is not observable through past transactions, we apply judgment to estimate the SSP. For substantially all of the performance obligations, we are able to establish the SSP based on the observable prices of products or services sold separately in comparable circumstances to similar customers. We typically establish an SSP range for our products and services, which is reassessed on a periodic basis or when facts and circumstances change. SSP for our products and services can evolve over time due to changes in our pricing practices, internally approved pricing guidelines with respect to geographies, customer type, internal costs, and gross margin objectives for the related performance obligations which can also be influenced by intense competition, changes in demand for our products and services, economic and other factors.

Revenue is recognized either over time or at a point in time, depending on when control of the underlying products or services are transferred to the customer, which may require judgment. Revenue is recognized at a point in time for products. Revenue is recognized over time for extended warranty and on-site services provided and at a point in time for other services such as rack installation and integration services.

Inventories

Inventories are stated at lower of cost, using weighted average cost method, or net realizable value. Net realizable value is the estimated selling price of our products in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Inventories consist of raw materials (principally electronic components), work in process (principally products being assembled) and finished goods (principally finished products and products ready for sale). We evaluate inventory on a quarterly basis for lower of cost or net realizable value and excess and obsolescence and, as necessary, write down the valuation of inventories.

We charge cost of sales for inventory provisions to write-down our inventory to the lower of cost or net realizable value or for obsolete or excess inventory, and for excess product purchase commitments. Most of our inventory provisions relate to excess quantities of products or components, based on our inventory levels and future product purchase commitments compared to assumptions about future demand and market conditions, which requires management judgment. Situations that may result in excess or obsolete inventory or excess product purchase commitments include changes in business and economic conditions, changes in market conditions, sudden and significant decreases in demand for our products, including potential cancellation or deferral of customer purchase orders, inventory obsolescence because of changing technology and customer requirements, new product introductions resulting in less demand for existing products or inconsistent spikes in demand, failure to estimate customer demand properly, ordering in advance of historical lead-times, government regulations and the impact of changes in future demand, or increase in demand for competitive products, including competitive actions. Net realizable value is the estimated selling price of our products in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

Our inventory and capacity purchase commitments are based on forecasts of future customer demand and consider our third-party manufacturers’ lead times and constraints. Our manufacturing lead times can be and have been long, and in some cases, extended beyond twelve months for some products. We may place non-cancellable inventory orders for certain product components in advance of our historical lead times, pay premiums and provide deposits to secure future supply and capacity. We also adjust to other market factors, such as product offerings and pricing actions by our competitors, new product transitions, and macroeconomic conditions - all of which may impact demand for our products.

SMCI | 2025 Form 10-K | 43

We receive various rebate incentives from certain suppliers based on our contractual arrangements, including volume-based rebates. The rebates earned are recognized as a reduction of cost of inventories and reduce the cost of sales in the period when the related inventory is sold.

Income Taxes

We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining our provision for income taxes and income tax assets and liabilities, including evaluating uncertainties in the application of accounting principles and complex tax laws.

Our calculation of deferred tax assets and liabilities is based on certain estimates and judgments and involves dealing with uncertainties in the application of complex tax laws. Our estimates of deferred tax assets and liabilities may change based, in part, on added certainty or finality to an anticipated outcome, changes in accounting standards or tax laws in the U.S. or foreign jurisdictions where we operate, or changes in other facts or circumstances. In addition, we recognize liabilities for potential U.S. and foreign income tax contingencies based on our estimate of whether, and the extent to which, additional taxes may be due. If we determine that payment of these amounts is unnecessary or if the recorded tax liability is less than our current assessment, we may be required to recognize an income tax benefit or additional income tax expense in our financial statements accordingly.

We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized based on all available evidence. To the extent realization of the deferred tax assets becomes more-likely-than-not, we would recognize such deferred tax assets as income tax benefits during the period.

We recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Results of Operations

Components of Results of Operations

Net Sales

Net sales primarily consist of sales of our server and storage solutions, including systems and related services, subsystems, and accessories. The key factors that impact net sales of our server and storage systems are the number of servers and racks sold, as well as the average selling prices per server or rack. For subsystems and accessories, the main drivers of net sales are the number of units shipped and the average selling price per unit. The prices for our server and storage systems can vary widely depending on the configuration, including factors such as speed, functionality and performance of key components, including CPUs, GPUs, SSDs, cooling systems, and memory. Similarly, the prices for our subsystems and accessories fluctuate depending on the relative value of the specific item being purchased. such as power supplies, server boards, chassis or other accessories.

Cost of Sales, Gross Profit and Gross Margin

Cost of sales primarily consists of the costs to manufacture our products, which includes: the costs of components and materials, contract manufacturing, shipping, personnel expenses (salaries, benefits, stock-based compensation and incentive bonuses), equipment and facility expenses, warranty costs and inventory reserve charges.

We use several suppliers and contract manufacturers to design and manufacture subsystems in accordance with our specifications, with most final assembly and testing performed at our manufacturing facilities in the region where our products are sold. We work with Ablecom, one of our key contract manufacturers and a related party, for our chassis and certain other components. We also outsource a significant part of the manufacturing of certain components, particularly power supplies, to Compuware, also a related party. We also collaborate on design and development activities with Ablecom and Compuware, where we substantially fund the design costs and retain the intellectual property rights. Our purchases of products from Ablecom and Compuware combined represented 3.3%, 4.3%, and 6.6% of our cost of sales for fiscal years 2025, 2024, and 2023, respectively. For further details on our dealings with related parties, see Note 10, “Related Party Transactions” in the notes to the consolidated financial statements.

SMCI | 2025 Form 10-K | 44

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

Other Income, Net and Interest Expense

Other income, net and interest expense consists of interest earned on our investments and cash balances, interest incurred on our debt, and foreign exchange gains and losses.

Income Tax Provision

Our income tax provision is based on our taxable income generated in the jurisdictions in which we operate, which primarily include the United States, Taiwan, and the Netherlands. Our effective tax rate differs from the statutory rate primarily due to research and development tax credits, certain non-deductible expenses, tax benefits from foreign derived intangible income, and stock-based compensation. A reconciliation of the federal statutory income tax rate to our effective tax rate is set forth in Note 12, “Income Taxes” in the notes to the consolidated financial statements in this Annual Report.

SMCI | 2025 Form 10-K | 45

The following table presents certain items of our consolidated statements of operations for the years ended June 30, 2025, 2024, and 2023 (in millions):

	Years Ended June 30,
	2025	2024*	2023*
Net sales	$21,972.0	$14,989.2	$7,123.5
Cost of sales	19,542.1	12,927.8	5,840.5
Gross profit	2,429.9	2,061.4	1,283.0
Operating expenses:
Research and development	636.6	463.5	307.3
Sales and marketing	273.1	189.7	115.0
General and administrative	267.2	197.4	99.6
Total operating expenses	1,176.9	850.6	521.9
Income from operations	1,253.0	1,210.8	761.1
Other income, net	18.5	22.7	3.6
Interest expense	(59.6)	(19.4)	(10.5)
Income before income tax provision	1,211.9	1,214.1	754.3
Income tax provision	(156.8)	(63.3)	(110.7)
Share of income (loss) from equity investee, net of taxes	(6.2)	1.8	(3.6)
Net income	$1,048.9	$1,152.7	$640.0

* Totals may not sum due to rounding.

The following table presents certain items of our consolidated statements of operations expressed as a percentage of net sales for the years ended June 30, 2025, 2024, and 2023:

	Years Ended June 30,
	2025	2024	2023
Net sales	100.0%	100.0%	100.0%
Cost of sales	88.9%	86.2%	82.0%
Gross profit	11.1%	13.8%	18.0%
Operating expenses:
Research and development	2.9%	3.1%	4.3%
Sales and marketing	1.2%	1.3%	1.6%
General and administrative	1.3%	1.3%	1.4%
Total operating expenses	5.4%	5.7%	7.3%
Income from operations	5.7%	8.1%	10.7%
Other income, net	0.1%	0.1%	0.1%
Interest expense	(0.3)%	(0.1)%	(0.1)%
Income before income tax provision	5.5%	8.1%	10.7%
Income tax provision	(0.7)%	(0.4)%	(1.6)%
Share of income (loss) from equity investee, net of taxes	—%	—%	(0.1)%
Net income	4.8%	7.7%	9.0%

SMCI | 2025 Form 10-K | 46

Net Sales by Product Type

The following table presents net sales by product type for fiscal years 2025, 2024, and 2023 (dollars in millions):

	Years Ended June 30,			2025 over 2024 Change		2024 over 2023 Change
	2025	2024	2023	$	%	$	%
Server and storage systems	$21,311.6	$14,185.2	$6,569.8	$7,126.4	50.2%	$7,615.4	115.9%
Percentage of total net sales	97.0%	94.6%	92.2%
Subsystems and accessories	$660.4	804.0	553.7	(143.6)	(17.9)%	250.3	45.2%
Percentage of total net sales	3.0%	5.4%	7.8%
Total net sales	$21,972.0	$14,989.2	$7,123.5	$6,982.8	46.6%	$7,865.7	110.4%

Fiscal Year 2025 Compared with Fiscal Year 2024

During fiscal year 2025, we experienced increased net sales from server and storage systems, particularly from our large enterprise and datacenter customers. The year-over-year increase in net sales of server and storage systems was primarily due to the strong demand and increased billings for GPU & Super Racks of $5,804.0 million or 52% compared to prior year, including liquid-cooled and air-cooled servers which are generally more complex and of higher value, primarily related to our H200, H100, and B200 systems, resulting in an increase of average selling price of 34%. Our services and software net sales, included in server and storage systems net sales, increased by $102.2 million year-over-year.

The year-over-year decrease in net sales for our subsystems and accessories is primarily due to our strategic shift to focus on prioritizing sales of our server and storage systems.

Fiscal Year 2024 Compared with Fiscal Year 2023

During fiscal year 2024, we experienced increased net sales from server and storage systems, particularly from our large enterprise and datacenter customers. The year-over-year increase in net sales of server and storage systems was primarily due to the strong demand for GPU based rack-scale solutions, including liquid-cooled and air-cooled servers which are generally more complex and of higher value, resulting in an increase of average selling prices.

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

Net Sales by Geography

The following table presents percentages of net sales by geographic region for fiscal years 2025, 2024, and 2023 (dollars in millions):

	Years Ended June 30,			2025 over 2024 Change		2024 over 2023 Change
	2025	2024	2023	$	%	$	%
United States	$13,052.6	$10,187.2	$4,834.1	$2,865.4	28.1%	$5,353.1	110.7%
Percentage of total net sales	59.4%	68.0%	67.9%
Asia	5,494.1	2,912.6	1,050.8	2,581.5	88.6%	1,861.8	177.2%
Percentage of total net sales	25.0%	19.4%	14.7%
Europe	2,727.0	1,294.0	1,003.1	1,433.0	110.7%	290.9	29.0%
Percentage of total net sales	12.4%	8.6%	14.1%
Others	698.3	595.4	235.5	102.9	17.3%	359.9	152.8%
Percentage of total net sales	3.2%	4.0%	3.3%
Total net sales	$21,972.0	$14,989.2	$7,123.5	$6,982.8	46.6%	$7,865.7	110.4%

SMCI | 2025 Form 10-K | 47

Fiscal Year 2025 Compared with Fiscal Year 2024

The year-over-year increase in total net sales is driven by an increase in demand from customers for GPU servers, HPC and rack-scale solutions which have higher average selling prices, especially from large enterprise and data center customers resulting in increased sales of 28.1% in the United States, 85.9% in Thailand and Japan, and 111.9% in the United Kingdom, Sweden, and Spain, where we have experienced significant growth.

Fiscal Year 2024 Compared with Fiscal Year 2023

The year-over-year increase in total net sales is driven by an increase in demand from customers for GPU servers, HPC and rack-scale solutions which have higher average selling prices, especially for large enterprise and data center customers from the United States. The year-over-year increase of net sales in the regions outside the United States is mainly due to an increase in net sales in Singapore, Taiwan, South Africa and Germany, including the increase in demand from customers for GPU servers in those countries.

Cost of Sales, Gross Profit, and Gross Margin

Cost of sales and gross margin for fiscal years 2025, 2024, and 2023 are as follows (dollars in millions):

	Years Ended June 30,			2025 over 2024 Change		2024 over 2023 Change
	2025	2024	2023	$	%	$	%
Cost of sales	$19,542.1	$12,927.8	$5,840.5	$6,614.3	51.2%	$7,087.3	121.3%
Gross profit	2,429.9	2,061.4	1,283.0	368.5	17.9%	778.4	60.7%
Gross margin	11.1%	13.8%	18.0%		(2.7)%		(4.2)%

Fiscal Year 2025 Compared with Fiscal Year 2024

The year-over-year increase in cost of sales was primarily attributed to an increase of $6,353.2 million or 50.6% in costs of components, materials, and contract manufacturing expenses primarily due to increases in shipments of GPU servers, HPC, and rack-scale solutions which have higher costs and a $86.5 million or 493.6% increase in tariff expense related to new trade policies enacted during the year, a $149.6 million or 179.2% increase in inventory write-down adjustments from aged inventory, a $67.9 million or 28.6% increase in overhead costs which includes higher labor costs attributed to increase of operating activities, and a $43.6 million or 75.5% increase in freight charges.

The year-over-year decrease of 2.7% in gross margin percentage was primarily due to our strategy to offer competitive pricing to gain market share, increased competition and a change in product and customer mix.

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

SMCI | 2025 Form 10-K | 48

Operating Expenses

Operating expenses for fiscal years 2025, 2024, and 2023 are as follows (dollars in millions):

	Years Ended June 30,			2025 over 2024 Change		2024 over 2023 Change
	2025	2024	2023	$	%	$	%
Research and development	$636.6	$463.5	$307.3	$173.1	37.3%	$156.2	50.8%
Percentage of total net sales	2.9%	3.1%	4.3%
Sales and marketing	273.1	189.7	115.0	83.4	44.0%	74.7	65.0%
Percentage of total net sales	1.2%	1.3%	1.6%
General and administrative	267.2	197.4	99.6	69.8	35.4%	97.8	98.2%
Percentage of total net sales	1.3%	1.3%	1.4%
Total operating expenses	$1,176.9	$850.6	$521.9	$326.3	38.4%	$328.7	63.0%

Fiscal Year 2025 Compared with Fiscal Year 2024

Research and development expenses. The year-over-year increase in research and development expenses was primarily driven by a $153.2 million or 34.7% increase in employee-related costs, mainly comprised of a $81.0 million or 70.0% increase in stock-based compensation, and $60.2 million or 20.2% increase in salaries, as we expanded our workforce and invested in key talent. Additionally, there was a $28.3 million or 78.3% increase in product development costs to support the development of next-generation products and technologies. These increases along with other immaterial cost increases were partially offset by an $11.0 million or 50.9% increase in research and development fees received from certain suppliers and customers. Looking ahead, we expect research and development expenses to continue to rise as we expand our workforce and invest in key talent to remain at the forefront of innovation in next-generation products and technologies.

Sales and marketing expenses. The year-over-year increase in sales and marketing expenses was primarily driven by a $53.5 million or 30.9% increase in employee-related costs, mainly due to a $30.9 million or 23.0% increase in salaries and a $16.6 million or 78.3% increase in stock-based compensation, similarly to our research and development expenses as we expanded our workforce and invested in key talent company-wide. Additionally, there was a $50.0 million or 164.6% increase in advertising, travel, and other related expenses due to an increase in our marketing efforts to support the launch and promotion of new products. These increases, along with other immaterial cost increases, were partially offset by a $20.8 million or 132.6% increase in additional marketing development fees received from certain vendors. Looking ahead, we expect sales and marketing expenses to continue to rise as we expand our workforce and invest in key talent.

General and administrative expenses. The year-over-year increase in general and administrative expenses was primarily driven by a $74.0 million or 241.0% increase in professional and service fees, reflecting higher costs for external accounting, audit, tax, legal, and advisory services, primarily driven by the Special Committee investigation and the delay in filing our Annual Report on Form 10-K for fiscal year 2024. These services were necessary to support enhancements in our external reporting processes and compliance activities during fiscal year ended 2025. Additionally, there was a $20.7 million or 37.5% increase in facilities costs such as rental costs, utility costs, and indirect depreciation costs, which are related to our efforts to expand our production capacity in order to support growing customer demands. These increases, along with other immaterial cost increases, were partially offset by a $22.8 million or 28.6% decrease in employee-related costs related to stock-based compensation. Looking ahead, we expect general and administrative expenses to continue rising as we invest in process improvements, expand our workforce, and attract key talent to support our strategic initiatives and operational growth.

Fiscal Year 2024 Compared with Fiscal Year 2023

Research and development expenses. The year-over-year increase in research and development expenses was driven by a $140.4 million increase in employee related costs primarily due to stock-based compensation increases of $84.2 million, salary increases and higher headcount as we expanded our workforce and invested in key talent, a $17.1 million increase in product development costs to support next generation products and technologies, offset by a $1.3 million increase in research and development fees. We believe that research and development expenses will continue to increase as we continue to expand our workforce and invest in key talent to stay at the forefront of development of next generation products and technologies.

SMCI | 2025 Form 10-K | 49

Sales and marketing expenses. The year-over-year increase in sales and marketing expenses was driven by a $64.8 million increase in employee related costs primarily due to stock-based compensation increases of $16.6 million, salary increases and higher headcount as we expanded our workforce and invested in key talent, a $10.6 million increase in advertising and other expenses offset by a $0.7 million increase in marketing development fees received. We believe that sales and marketing expenses will continue to increase as we continue to expand our workforce and invest in key talent.

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

Other Income, Net and Interest Expense

Other income, net and interest expense for fiscal years 2025, 2024, and 2023 are as follows (dollars in millions):

	Years Ended June 30,			2025 over 2024 Change		2024 over 2023 Change
	2025	2024	2023	$	%	$	%
Other income, net	$18.5	$22.7	$3.6	$(4.2)	(18.5)%	$19.1	530.6%
Interest expense	(59.6)	(19.4)	(10.5)	(40.2)	207.2%	(8.9)	84.8%
Other income, net and interest expense	$(41.1)	$3.3	$(6.9)	$(44.4)	(1,345.5)%	$10.2	(147.8)%

Fiscal Year 2025 Compared with Fiscal Year 2024

The year-over-year decrease in other income, net, was primarily attributable to a $30.3 million or 100.0% increase for loss on extinguishment of our Original 2029 Convertible Notes resulting from the 2029 Convertible Notes Amendments (see Note 8, “Convertible Notes”), and a $17.9 million or 283.8% increase in foreign exchange losses. The increase in interest expense was primarily due to a $34.6 million or 1774.1% increase in interest and amortization related to the amended 2029 Convertible Note and newly issued 2028 Convertible Notes and 2030 Convertible Notes. These increases in expense were partially offset by a $15.7 million or 119.5% net movement in investment gains/(loss), as we incurred a loss in prior year of $13.1 million and a gain in the current year of $2.6 million, and a $31.0 million or 104.8% increase in interest income due to higher average monthly cash balances held in interest-bearing demand deposit accounts.

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

Income Tax Provision

Provision for income taxes and effective tax rates for fiscal years 2025, 2024, and 2023 are as follows (dollars in millions):

	Years Ended June 30,			2025 over 2024 Change		2024 over 2023 Change
	2025	2024	2023	$	%	$	%
Income tax provision	$(156.8)	$(63.3)	$(110.7)	$(93.5)	147.7%	$47.4	(42.8)%
Effective tax rate	(12.9)%	(5.2)%	(14.7)%

SMCI | 2025 Form 10-K | 50

Fiscal Year 2025 Compared with Fiscal Year 2024

The year-over year increase in the effective tax rate is attributable to a decrease in the stock compensation tax deduction and lower research and development tax credits, both driven by the decrease in our stock price. The total effective tax rate increased by 7.7%, from 5.2% in fiscal year 2024, to 12.9% in fiscal year 2025.

Subsequent to June 30, 2025, the OBBBA was enacted in the U.S. on July 4, 2025. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements.

In December 2023, Malaysia enacted legislation to implement the OECD Pillar Two global minimum tax framework effective January 1, 2025. Our Malaysian subsidiary was incorporated in October 2022 and commenced operations in July 2025, at which time it began a 10-year income tax exemption under an approved government incentive program. We continue to monitor administrative guidance from the OECD and tax authorities regarding the interaction between the 10-year tax holiday and the 15% minimum tax requirement under Pillar Two and will evaluate the impact of such guidance when issued to determine whether adjustments to our income tax provision or financial statement disclosures are required.

Fiscal Year 2024 Compared with Fiscal Year 2023

The year-over-year decrease in the effective tax rate is attributable to higher tax deductions from stock-based compensation, an increase in the R&D tax credit. As a result of these favorable elements which were partially offset by certain unfavorable items including an increase in IRC section 162(m) officers’ compensation tax add back, the total effective tax rate decreased by 9.5%, from 14.7% in fiscal year 2023, to 5.2% in fiscal year 2024.

Share of Income (Loss) from Equity Investee, Net of Taxes

Share of income (loss) from equity investee, net of taxes represents our share of income (loss) from the Corporate Venture in which we have a 30% ownership.

Share of income (loss) from equity investee, net of taxes for fiscal years 2025, 2024 and 2023 are as follows (dollars in millions):

	Years Ended June 30,					2025 over 2024 Change		2024 over 2023 Change
	2025		2024		2023	$	%	$	%
Share of income (loss) from equity investee, net of taxes	$(6.2)		$1.8		$(3.6)	$(8.0)	(444.4)%	$5.4	(150.0)%
Percentage of total net sales	—%	*	—%	*	(0.1)%

* Represents an amount less than 0.1%.

Fiscal Year 2025 Compared with Fiscal Year 2024

The period-over-period decrease of $8.0 million in share of income from equity investee, net of taxes was primarily due to reduction in profitability from reduced sales of the Corporate Venture. During the year ended June 30, 2025, we recognized an impairment of $6.7 million on this investment. Refer to Note 10, “Related Party Transactions” for more details.

Fiscal Year 2024 Compared with Fiscal Year 2023

The period-over-period increase of $5.4 million in share of income from equity investee, net of taxes was primarily due to improvement in profitability from increased sales of the Corporate Venture.

SMCI | 2025 Form 10-K | 51

Liquidity and Capital Resources

We have financed our growth primarily with funds generated from operations, as well as utilizing borrowing facilities, selling our common stock, and issuing convertible notes. Recent drivers of liquidity changes included an increase in the need for working capital due to higher levels of inventory required by growing revenues, greater requests for longer payment terms from customers due to increasing system costs and to a lesser extent longer supply chain lead times on certain key components. Our cash and cash equivalents were $5,169.9 million and $1,669.8 million as of June 30, 2025 and 2024, respectively. Our cash and cash equivalents held in foreign locations was $607.2 million and $337.3 million as of June 30, 2025 and 2024, respectively.

Amounts held outside of the United States are typically used to meet non-U.S. liquidity needs. Repatriations of these funds are generally not subject to U.S. federal income tax, though state income or foreign withholding taxes may apply. In cases where local restrictions prevent the intercompany transfer of funds, our strategy is to retain cash balances outside the U.S. and meet liquidity needs through operating cash flows, external borrowings, or both. We do not expect restrictions or potential taxes on the repatriation of amounts held outside the U.S. to materially affect our overall liquidity, financial condition, or results of operations.

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

Our key cash flow metrics were as follows (in millions):

	Years Ended June 30,			2025 over 2024	2024 over 2023
	2025	2024	2023
Net cash provided by (used in) operating activities	$1,659.5	$(2,486.0)	$663.6	$4,145.5	$(3,149.6)
Net cash used in investing activities	(183.2)	(194.2)	(39.5)	11.0	(154.7)
Net cash provided by (used in) financing activities	2,024.0	3,911.7	(448.3)	(1,887.7)	4,360.0
Effect of exchange rate fluctuations on cash	1.7	(2.2)	(3.4)	3.9	1.2
Net increase in cash, cash equivalents and restricted cash	$3,502.0	$1,229.3	$172.4	$2,272.7	$1,056.9

Operating Activities

Net cash provided by operating activities during fiscal 2025 mostly consisted of $1,048.9 million net income adjusted for certain non-cash items, such as $314.5 million of share-based compensation expense, $58.3 million of depreciation and amortization expense, and changes in working capital. The increase in cash flows from operating activities during fiscal 2025 compared to fiscal 2024, was due to an increase in cash collection from our customers driven by the increase in revenue reduction in inventory purchase, partially offset by higher cash paid for interest and other operational spending.

Investing Activities

Net cash used in investing activities during fiscal 2025 mostly consisted of $127.2 million of purchases of property, plant, and equipment as we continued to invest in servers, data centers, and network infrastructure, and $56.0 million of net purchases of non-marketable equity securities. The decrease in cash used in investing activities during fiscal 2025 compared to fiscal 2024 was mostly due to decreases in net purchases of non-marketable equity securities, partially offset by higher purchases of property, plant, and equipment.

Financing Activities

Net cash provided by financing activities during fiscal 2025 mostly consisted of issuance of the 2028 Convertible Notes and the 2030 Convertible Notes of $683.7 million and $2,256.0 million, respectively, partially offset by common stock repurchase of $200.0 million and net repayment of debts. The decrease in cash provided by financing activities during fiscal 2025 compared to fiscal 2024, was mostly due to decrease in issuance of common stock, decrease in proceeds from debt, and increase in repurchase of common stock, partially offset by increase in issuance of the convertible notes.

SMCI | 2025 Form 10-K | 52

Material Cash Requirements

Refer to Note 7, “Lines of Credit and Term Loans” in the notes to the consolidated financial statements in this Annual Report for further information on our outstanding debt.

Refer to Note 8, “Convertible Notes”, in the notes to the consolidated financial statements in this Annual Report for further information on the amendment of the terms of the 2029 Convertible Notes, and the issuance of the 2028 Convertible Notes and the 2030 Convertible Notes.

Capital Expenditure Requirements

We anticipate our capital expenditures for the fiscal year 2026 will be in range of $180.0 million to $200.0 million, primarily relating to costs associated with our global manufacturing capabilities, including tooling for new products, new information technology investments, and facilities upgrades and expansion. We will also continue to evaluate new business opportunities and new markets. As a result, our future growth within the existing business or new opportunities and markets may dictate the need for additional facilities and capital expenditures to support that growth. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on net sales growth, productivity, expenses, service levels and customer retention).

Our future capital requirements will depend on a variety of factors, including our growth rate, the timing and scale of investments to support product development, the expansion of sales and marketing efforts, the launch of new and enhanced software and services offerings, and continued investments in our office facilities and IT system infrastructure.

Contractual Obligations

Our estimated future obligations as of June 30, 2025, include both current and long-term obligations. For our long-term debt as noted in Note 7, “Lines of Credit and Term Loans” in the notes to the consolidated financial statements, we have a current obligation of $75.1 million and a long-term obligation of $37.4 million. Additionally, as noted in Note 8, “Convertible Notes” in the notes to the consolidated financial statements, we have a convertible debt obligation of $4,725.0 million. Under our operating leases as noted in Note 9, “Leases” in the notes to the consolidated financial statements, we have a current obligation of $21.2 million and a long-term obligation of $280.4 million. Pursuant to the data center lease agreement dated June 14, 2025, we anticipate making an approximately $117.7 million lease payment subject to the remaining tranches expected to commence on October 2, 2025, which is not reflected in the consolidated balance sheets as the lease has not commenced. As noted in Note 13, “Commitments and Contingencies” in the notes to the consolidated financial statements, we have current obligations related to non-cancelable purchase commitments of $1.6 billion.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see Note 1, “Organization and Summary of Significant Accounting Policies” in the notes to the consolidated financial statements in this Annual Report.

SMCI | 2025 Form 10-K | 53

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

Investment and Interest Rate Risk

We are exposed to interest rate risk related to our fixed-rate investment portfolio and outstanding debt. The investment portfolio is managed consistent with our overall liquidity strategy in support of both working capital needs and growth of our businesses.

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in money market funds and certificates of deposit. Our investment in an auction rate security has been classified as non-current due to the lack of a liquid market for these securities. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results of operations. As of June 30, 2025, our investments were in money market funds, certificates of deposits and auction rate securities.

We are exposed to changes in interest rates as a result of our borrowings under our term loan and revolving lines of credit. The interest rates for the term loans and the revolving lines of credit ranged from 1.3% to 5.8% at June 30, 2025. Based on the outstanding principal indebtedness of $112.5 million under our credit facilities as of June 30, 2025, we believe that a 10% change in interest rates would not have a significant impact on the results of operations.

Foreign Exchange Rate Risk

We consider our direct exposure to foreign exchange rate fluctuations to be minimal as substantially all of our sales and purchases are in United States dollars. To date, our international customer and supplier agreements have been denominated primarily in U.S. dollars and accordingly, we have limited exposure to foreign currency exchange rate fluctuations from customer agreements. The functional currency of our subsidiaries in the Netherlands, Taiwan and Malaysia is the U.S. dollar. However, certain loans and transactions in these entities are denominated in a currency other than the U.S. dollar, and thus we are subject to foreign currency exchange rate fluctuations associated with re-measurement to U.S. dollars. Such fluctuations have not been significant historically, and a 10% change in foreign currency exchange rates would not have a significant impact on the results of operations. Gains or losses from foreign currency remeasurement are included in other income or expenses.
SMCI | 2025 Form 10-K | 54

Item 8.        Financial Statements and Supplementary Data

SMCI | 2025 Form 10-K | 55

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Super Micro Computer, Inc.
San Jose, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Super Micro Computer, Inc. (the “Company”) as of June 30, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited the adjustments to the 2023 consolidated financial statements to retrospectively apply the stock split, as discussed in Note 1. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2023 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2023 consolidated financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 28, 2025 expressed an adverse opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

SMCI | 2025 Form 10-K | 56

Valuation of Inventories

As described in Notes 1 and 6 to the consolidated financial statements, the Company’s consolidated inventories balance, which is stated at lower of cost, using weighted average cost method, or net realizable value, was $4.68 billion as June 30, 2025. The Company evaluates inventories for excess and obsolescence and lower of cost or net realizable value and, as necessary, writes down the valuation of inventories based upon the Company’s inventory aging, forecasted usage and sales, anticipated selling price, product obsolescence and other factors.

We identified the valuation of inventories as a critical audit matter. Auditing the valuation of inventories, which includes write-down percentages for excess and obsolescence applied to the different inventory aging categories, involved especially challenging and subjective auditor judgments due to the nature and extent of effort required to address this matter.

The primary procedures we performed to address this critical audit matter included:

•Inquiring of various personnel in the Company including but not limited to finance and operations personnel about the expected product lifecycles and product development plans to understand and evaluate the Company’s methodology for determining inventory that is excess or obsolete and the key assumptions and judgments made as part of the process, including the write-down percentages used to write down the valuation of inventories.
•Assessing management’s estimate of write-down percentages by recalculating inventory turns and historical write-down percentages across multiple fiscal periods and comparing it with the write-down percentages used by management to evaluate management’s ability to accurately estimate excess and obsolete inventories.
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

Revenue Recognition from Contracts with Customers

As described in Notes 1 and 4 to the consolidated financial statements, the Company’s net sales were $21.97 billion for the year ended June 30, 2025. The Company recognizes revenue upon transfer of control of promised goods or services in a contract. Transfer of control of promised goods generally occurs at the point of shipment or upon delivery to the customer.

We identified the auditing of revenue recognition from contracts with customers as a critical audit matter because it involved a high degree of auditor effort required in performing audit procedures.

The primary procedures we performed to address this critical audit matter included:
•Evaluating revenue transactions on a sample basis by obtaining and inspecting source documents, such as purchase orders, sales quotations, contracts, invoices, and proof of shipment or proof of delivery.
•Inspecting a sample of credit memos and the related invoice to assess whether they were recorded in the appropriate period.
•Evaluating the completeness and accuracy of information produced by the entity.
•Evaluating the completeness and accuracy of the terms and conditions in certain customer contracts, including confirming the terms and conditions of contracts.

/s/ BDO USA, P.C.
We have served as the Company’s auditor since 2024.
San Jose, California
August 28, 2025
SMCI | 2025 Form 10-K | 57

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Super Micro Computer, Inc.

Opinion on the Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the stock split discussed in Note 1 to the consolidated financial statements, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for the year ended June 30, 2023, and the related notes (collectively referred to as the "financial statements") (the June 30, 2023 financial statements before the effects of the retrospective adjustments discussed in Note 1 to the financial statements are not presented herein). In our opinion, the 2023 financial statements, before the effects of the adjustments to retrospectively apply the stock split discussed in Note 1 to the financial statements, present fairly, in all material respects, the results of its operations and its cash flows for the year ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

SMCI | 2025 Form 10-K | 58

SUPER MICRO COMPUTER, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value per share amounts)

	June 30,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$5,169,911	$1,669,766
Accounts receivable, net of allowance for credit losses of $0 and $73 at June 30, 2025 and 2024, respectively (including amounts receivable from related parties of $393 and $6,194 at June 30, 2025 and 2024, respectively)	2,203,942	2,737,331
Inventories	4,680,375	4,333,029
Prepaid expenses and other current assets (including receivables from related parties of $13,745 and $11,939 at June 30, 2025 and 2024, respectively)	247,426	191,834
Total current assets	12,301,654	8,931,960
Property, plant, and equipment, net	504,488	414,008
Deferred income taxes, net	607,416	365,172
Other assets	604,871	114,952
Total assets	$14,018,429	$9,826,092
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including amounts due to related parties of $129,752 and $165,295 at June 30, 2025 and 2024, respectively)	$1,281,977	$1,472,381
Accrued liabilities (including amounts due to related parties of $1,044 and $170 at June 30, 2025 and 2024, respectively)	565,637	259,674
Income taxes payable	53,381	18,268
Lines of credit and current portion of term loans	75,060	402,346
Deferred revenue	368,737	193,052
Total current liabilities	2,344,792	2,345,721
Deferred revenue, non-current	362,645	223,324
Term loans, non-current	37,415	74,083
Convertible notes	4,645,178	1,697,716
Other long-term liabilities (including amounts due to related parties of $608 and $0 at June 30, 2025 and 2024, respectively)	326,528	67,878
Total liabilities	7,716,558	4,408,722
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock and additional paid-in capital, $0.001 par value
Authorized shares: 1,000,000; Issued and outstanding shares: 594,137 and 588,087 at June 30, 2025 and 2024, respectively	2,866,449	2,830,820
Accumulated other comprehensive income	705	706
Retained earnings	3,434,539	2,585,680
Total Super Micro Computer, Inc. stockholders’ equity	6,301,693	5,417,206
Non-controlling interest	178	164
Total stockholders’ equity	6,301,871	5,417,370
Total liabilities and stockholders’ equity	$14,018,429	$9,826,092

See accompanying notes to consolidated financial statements.
SMCI | 2025 Form 10-K | 59

SUPER MICRO COMPUTER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended June 30,
	2025	2024	2023
Net sales (including related party sales of $42,259, $69,791, and $60,537 in fiscal years 2025, 2024, and 2023, respectively)	$21,972,042	$14,989,251	$7,123,482
Cost of sales (including related party purchases of $650,658, $552,136, and $384,762 in fiscal years 2025, 2024, and 2023, respectively)	19,542,120	12,927,841	5,840,470
Gross profit	2,429,922	2,061,410	1,283,012
Operating expenses:
Research and development	636,550	463,548	307,260
Sales and marketing	273,139	189,738	115,025
General and administrative	267,239	197,350	99,585
Total operating expenses	1,176,928	850,636	521,870
Income from operations	1,252,994	1,210,774	761,142
Other income, net	18,495	22,717	3,646
Interest expense	(59,573)	(19,352)	(10,491)
Income before income tax provision	1,211,916	1,214,139	754,297
Income tax provision	(156,851)	(63,294)	(110,666)
Share of (loss) income from equity investee, net of taxes	(6,211)	1,821	(3,633)
Net income	$1,048,854	$1,152,666	$639,998
Net income per common share:
Basic	$1.77	$2.07	$1.21
Diluted	$1.68	$1.92	$1.14
Weighted-average shares used in calculation of net income per common share:
Basic	593,665	555,878	529,249
Diluted	628,402	602,146	559,704

See accompanying notes to consolidated financial statements.

SMCI | 2025 Form 10-K | 60

SUPER MICRO COMPUTER, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended June 30,
	2025	2024	2023
Net income	$1,048,854	$1,152,666	$639,998
Other comprehensive (loss) income, net of tax:
Foreign currency translation gain (loss) and other	15	24	(223)
Net change in defined benefit obligations	(16)	43	(49)
Total other comprehensive (loss) income, net of tax	(1)	67	(272)
Total comprehensive income	$1,048,853	$1,152,733	$639,726

See accompanying notes to consolidated financial statements.
SMCI | 2025 Form 10-K | 61

SUPER MICRO COMPUTER, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2022	523,110,140	$481,741	$911	$942,923	$172	$1,425,747
Exercise of stock options	14,548,110	30,466	—	—	—	30,466
Release of shares of common stock upon vesting of restricted stock units	9,936,350	—	—	—	—	—
Shares withheld for withholding taxes related to settlement of equity awards	(3,047,520)	(28,197)	—	—	—	(28,197)
Share repurchase and retirement	(15,533,500)	(91)	—	(149,907)	—	(149,998)
Stock-based compensation	—	54,433	—	—	—	54,433
Other comprehensive loss	—	—	(272)	—	—	(272)
Net income (loss)	—	—	—	639,998	(7)	639,991
Balance at June 30, 2023	529,013,580	$538,352	$639	$1,433,014	$165	$1,972,170
Exercise of stock options	8,725,220	29,453	—	—	—	29,453
Release of shares of common stock upon vesting of restricted stock units	10,340,470	—	—	—	—	—
Shares withheld for withholding taxes related to settlement of equity awards	(3,142,910)	(174,354)	—	—	—	(174,354)
Issuances of common stock in public offerings, net of issuance costs	43,151,050	2,313,983	—	—	—	2,313,983
Purchase of capped calls, net of tax	—	(108,121)	—	—	—	(108,121)
Stock-based compensation	—	231,507	—	—	—	231,507
Other comprehensive income	—	—	67	—	—	67
Net income (loss)	—	—	—	1,152,666	(1)	1,152,665
Balance at June 30, 2024	588,087,410	$2,830,820	$706	$2,585,680	$164	$5,417,370
Exercise of stock options	4,786,860	20,898	—	—	—	20,898
Release of shares of common stock upon vesting of restricted stock units	9,927,956	—	—	—	—	—
Shares withheld for withholding taxes related to settlement of equity awards	(3,774,203)	(142,457)	—	—	—	(142,457)
Share repurchase and retirement	(4,891,171)	(5)	—	(199,995)	—	(200,000)
Stock-based compensation	—	314,933	—	—	—	314,933
Purchase of capped calls, net of tax	—	(157,740)	—	—	—	(157,740)
Other comprehensive loss	—	—	(1)	—	—	(1)
Net income	—	—	—	1,048,854	14	1,048,868
Balance at June 30, 2025	594,136,852	$2,866,449	$705	$3,434,539	$178	$6,301,871

See accompanying notes to consolidated financial statements.
SMCI | 2025 Form 10-K | 62

SUPER MICRO COMPUTER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended June 30,
	2025	2024	2023
OPERATING ACTIVITIES:
Net income	$1,048,854	$1,152,666	$639,998
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	58,344	38,693	34,904
Amortization of debt discount and issuance costs	10,268	2,292	—
Stock-based compensation expense	314,452	231,507	54,433
Share of loss (income) from equity investee	6,211	(1,821)	3,633
Unrealized foreign currency exchange loss (gain)	18,832	(531)	(2,619)
Loss on extinguishment of convertible notes	30,251	—	—
Deferred income taxes, net	(214,638)	(168,499)	(92,969)
Other non-cash (income) expense, net	(3,077)	12,343	(668)
Changes in operating assets and liabilities:
Accounts receivable, net (including changes in related party balances of $5,801, $(721), and $2,925 in fiscal years 2025, 2024, and 2023, respectively)	533,341	(1,589,187)	(311,897)
Inventories	(355,606)	(2,899,996)	100,042
Prepaid expenses and other assets (including changes in related party balances of $(1,806), $15,793, and $(3,320) in fiscal years 2025, 2024, and 2023, respectively)	(229,107)	(44,646)	8,313
Accounts payable (including changes in related party balances of $(35,543), $76,161, and $1,779 in fiscal years 2025, 2024, and 2023, respectively)	(180,968)	679,190	127,135
Accrued liabilities (including changes in related party balances of $874, $(13,847), and $(4,659) in fiscal years 2025, 2024, and 2023, respectively)	272,404	92,942	(50,311)
Income taxes payable	32,043	(110,897)	87,423
Deferred revenue	315,006	111,927	70,587
Other long-term liabilities (including changes in related party balances of $608, $(178), and $(321) in fiscal years 2025, 2024, and 2023, respectively)	2,914	8,045	(4,424)
Net cash provided by (used in) operating activities	1,659,524	(2,485,972)	663,580
INVESTING ACTIVITIES:
Purchases of property, plant, and equipment (including payments to related parties of $17,677, $10,625, and $7,844 in fiscal years 2025, 2024, and 2023, respectively)	(127,214)	(124,279)	(36,793)
Investment in equity securities	(56,000)	(69,673)	(500)
Acquisition, net of cash acquired	—	(296)	(2,193)
Net cash used in investing activities	(183,214)	(194,248)	(39,486)
FINANCING ACTIVITIES:
Proceeds from lines of credit and term loans	1,387,991	2,156,529	1,093,860
Repayment of lines of credit and term loans	(1,768,650)	(1,967,545)	(1,394,391)
Proceeds from exercise of stock options	20,898	29,453	30,466
Payment for withholding taxes related to settlement of equity awards	(142,457)	(174,354)	(28,197)
Stock repurchases	(200,000)	—	(149,998)
Issuances of common stock in public offerings, net of issuance costs of $42,575	—	2,313,983	—
Debt issuance costs in connection with amended 2029 Convertibles Notes	(31,217)	—	—
Proceeds from issuance of 2029 Convertible Notes, net of issuance costs of $29,232	—	1,695,768	—
Proceeds from issuance of 2028 Convertible Notes, net of issuance costs of $16,304	683,696	—	—
SMCI | 2025 Form 10-K | 63

	Years Ended June 30,
	2025	2024	2023
Proceeds from issuance of 2030 Convertible Notes, net of issuance costs of $44,027	2,255,973	—	—
Purchase of capped calls	(182,215)	(142,140)	—
Other	26	30	(33)
Net cash provided by (used in) financing activities	2,024,045	3,911,724	(448,293)
Effect of exchange rate fluctuations on cash	1,673	(2,191)	(3,400)
Net increase in cash, cash equivalents and restricted cash	3,502,028	1,229,313	172,401
Cash, cash equivalents and restricted cash at beginning of year	1,670,273	440,960	268,559
Cash, cash equivalents and restricted cash at end of year	$5,172,301	$1,670,273	$440,960

Supplemental disclosure of cash flow information:
Cash paid for interest	$25,490	$16,015	$8,541
Cash paid for taxes, net of refunds	$327,158	$392,020	$114,963

Non-cash investing and financing activities:
Unpaid property, plant, and equipment purchases (including due to related parties of $3,879, $2,339, and $810 as of June 30, 2025, 2024, and 2023, respectively)	$16,208	$19,613	$2,181
Right of use (“ROU”) assets obtained in exchange for operating lease commitments	$276,170	$32,581	$3,197
Transfer of inventory to property, plant, and equipment, net	$8,260	$12,535	$—

See accompanying notes to consolidated financial statements.
SMCI | 2025 Form 10-K | 64

Note 1. Organization and Summary of Significant Accounting Policies

Organization

Super Micro Computer, Inc. (“Super Micro Computer” or the “Company”) was incorporated in 1993. All references to “Super Micro Computer,” “we,” “us,” “our” or the “Company” mean Super Micro Computer, Inc. and its subsidiaries. Super Micro Computer is a global leader in server technology and green computing innovation. Super Micro Computer develops and provides high performance server and storage solutions based upon an innovative, modular and open-standard architecture. Super Micro Computer has operations primarily in the United States, Taiwan, and the Netherlands.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and include the accounts of Super Micro Computer, Inc. and our wholly-owned subsidiaries where we have controlling financial interests, and any variable interest entities for which we are deemed to be the primary beneficiary. All intercompany balances and transactions have been eliminated.

Forward Stock Split

On September 30, 2024, we completed a 10-for-1 forward split of our common stock. Trading on a split-adjusted basis commenced on October 1, 2024. All references to shares of common stock and per share amounts contained in this Annual Report have been retroactively adjusted to reflect the stock split.

Use of Estimates

Preparation of consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and judgments that affect the reported amounts in the consolidated financial statements and accompanying notes. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical information and on various other assumptions that we believe are reasonable under the circumstances. U.S. GAAP requires us to make estimates and judgments in several areas, including, but not limited to, those related to revenue recognition, income taxes, inventory valuation, useful lives of property, plant and equipment, product warranty accruals, impairment of investments and fair value of financial instruments and leases. These estimates are based on management’s knowledge about current events, interpretation of regulations, and expectations about actions we may undertake in the future. Actual results could differ materially from those estimates.

Fair Value of Financial Instruments

We account for certain assets and liabilities at fair value, which is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly arms-length transaction between market participants. When measuring fair value, we take into account the characteristics of the asset or liability that a market participant would consider when pricing the asset or liability at the measurement date. We consider one or more techniques for measuring fair value: market approach, income approach, and cost approach. The valuation techniques include inputs that are based on three different levels of observability to the market. We categorize each fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

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

SMCI | 2025 Form 10-K | 65

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Accounts receivable, accounts payable, and accrued liabilities are carried at cost, which approximates fair value due to the short maturity of these instruments. Cash and cash equivalents, certificates of deposit, investment in an auction rate security, and marketable securities, included in prepaid expenses and other current assets and other assets in the consolidated balance sheets, are carried at fair value. Non-current accounts receivable, included in other assets in the consolidated balance sheets, are carried at amortized cost, and bear interest at rates that approximate current market rates for similar credit. We believe the carrying amounts approximate fair value because there have been no significant changes in market rates or credit risk. Short-term and long-term debt, the 2029 Convertible Notes, 2028 Convertible Notes, and the 2030 Convertible Notes, included in lines of credit and current portion of term loans, term loans, non-current, and convertible notes, respectively, in the consolidated balance sheets are all carried at amortized cost.

Non-marketable Equity Securities

Our non-marketable equity securities, included in other assets in the consolidated balance sheets, are investments in privately-held companies without readily determinable fair values. We elected to account for substantially all of our non-marketable equity securities using the measurement alternative, which is cost, less any impairment. We periodically review our non-marketable equity securities for impairment. When indicators exist and the estimated fair value of an investment is below its carrying amount, we write down the investment to its estimated fair value. The change in carrying value, resulted from the remeasurements, is recognized in other income, net on our consolidated statements of operations. For additional information, see Note 3, “Non-marketable Equity Securities”.

Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents consist of cash on deposit with financial institutions globally and highly liquid investments with maturities of 90 days or less from the date of purchase. Cash equivalents consist primarily of money market funds and certificates of deposit with original maturities of less than three months. We classify certain restricted cash balances, consisting mostly of cash related to amounts held in bank accounts which are controlled by the lenders pursuant to the terms of certain debt agreements, certificates of deposit primarily related to leases and customs requirements, and money market accounts held in escrow pursuant to our workers’ compensation program, within other assets on our consolidated balance sheets, based upon the expected duration of the restrictions. For further details on our cash, cash equivalents, and restricted cash, see Note 6, “Balance Sheet Components” in the notes to the consolidated financial statements.

Inventories

Inventories are stated at lower of cost, using weighted average cost method, or net realizable value. Net realizable value is the estimated selling price of our products in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Inventories consist of raw materials (principally electronic components), work in process (principally products being assembled) and finished goods. We evaluate inventory on a quarterly basis for excess and obsolescence and lower of cost or net realizable value and, as necessary, write down the valuation of inventories based upon our inventory aging, forecasted usage and sales, anticipated selling price, product obsolescence and other factors. Once inventory is written down, its new value is maintained until it is sold or scrapped.

We receive various rebate incentives from certain suppliers based on our contractual arrangements, including volume-based rebates. The rebates earned are recognized as a reduction of cost of inventories and reduce the cost of sales in the period when the related inventory is sold. For further details on our inventory, see Note 6, “Balance Sheet Components” in the notes to the consolidated financial statements.

SMCI | 2025 Form 10-K | 66

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Property, Plant, and Equipment

Property, plant, and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets as follows:

Software	3 years
Machinery and equipment	3 to 7 years
Furniture and fixtures	5 years
Buildings	39 years
Building improvements	Up to 20 years
Land improvements	15 years
Leasehold improvements	Shorter of lease term or estimated useful life

We evaluate at least annually the recoverability of property, plant, and equipment for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of property, plant and equipment assets is not recoverable, and the asset’s fair value is less than the carrying amount, an impairment charge is recognized. No impairment charges were recorded for property, plant, and equipment in any of the periods presented.

The useful lives of our property, plant, and equipment are management’s estimates when the assets are initially recognized and are routinely reviewed for the remaining estimated useful lives. Our estimate of useful lives represents the best estimate of the useful lives based on current facts and circumstances but may differ from the actual useful lives due to changes to the business operations, changes in the planned use of assets, and technological advancements. When we change the estimated useful life assumption for any asset, the remaining carrying amount of the asset is accounted for prospectively and depreciated or amortized over the revised estimated useful life.

Revenue Recognition

We generate revenues from the sale of server and storage systems, subsystems, accessories and services.

Product sales. We recognize revenue from sales of products as control is transferred to customers, which generally happens at the point of shipment or upon delivery, unless customer acceptance is required. Determining the point in time that control transfers to the customer requires judgment. Products sold by us are shipped from our facilities or drop shipped from our vendors. We may use distributors to sell products to end customers. Revenue from distributors is recognized when the distributor obtains control of the product, which generally happens at the point of shipment or upon delivery.

We apply judgment in determining the transaction price as we may be required to estimate variable consideration when determining the amount of revenue to recognize. Variable consideration is estimated using either the expected value or most likely amount method, depending on which method better predicts the amount of consideration to which we may be entitled. As part of determining the transaction price in contracts with customers, we estimate reserves for future sales returns based on a review of our history of actual returns for each major product order and return type. Based upon historical experience, a refund liability is recorded at the time of sale for estimated product returns and an asset is recognized for the amount expected to be recorded in inventory upon product return, less the expected recovery costs.

Services sales. Our sale of services mainly consists of extended warranty and on-site services as well as system rack installation and integration services. Revenue related to extended warranty commences upon the expiration of the standard warranty period and is recognized ratably over the contractual period as we stand ready to perform any required warranty service. Revenue related to on-site services commences upon recognition of the product sale and is recognized ratably over the contractual period as the on-site services are made available to the customer. These service contracts are typically one to five years in length. Revenue related to system rack installation and integration services is recognized when we perform the services and the customer receives and consumes the benefits.

SMCI | 2025 Form 10-K | 67

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Contracts with multiple promised goods and services. Certain of our contracts contain multiple promised goods and services. We assess whether each promised good or service is distinct for the purpose of identifying the performance obligations in the contract. This assessment requires management to make judgments about the individual promised goods or services and whether such goods or services are separable from the other aspects of the contractual relationship. Performance obligations in a contract are identified based on the promised goods or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from us, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. If these criteria are not met, the promised goods and services are accounted for as a combined performance obligation.

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. For contracts that contain multiple performance obligations, we allocate the transaction price for each customer contract to each performance obligation based on the relative Stand-alone Selling Price (“SSP”) for each performance obligation within each contract. We recognize the amount of transaction price allocated to each performance obligation within a customer contract as revenue at the time the related performance obligation is satisfied by transferring control of the promised good or service to a customer. Determining the relative SSP for contracts that contain multiple performance obligations requires significant judgment. We determine SSP based on the price at which the performance obligation is sold separately. If the SSP is not observable through past transactions, we apply judgment to estimate the SSP. For all performance obligations, we are able to establish the SSP by maximizing the use of observable inputs. We typically establish an SSP range for our products and services, which is reassessed on a periodic basis or when facts and circumstances change. SSP for our products and services can evolve over time due to changes in our pricing practices, internally approved pricing guidelines with respect to geographies, customer type, internal costs, and gross margin objectives for the related performance obligations which can also be influenced by intense competition, changes in demand for our products and services, economic and other factors.

Our credit terms are predominantly short-term in nature, however, we also grant extended payment terms for certain customers. For the contracts with the extended payment terms in which the financing component is determined to be significant to the contract, the contract transaction price is adjusted for the effect of a financing component.

When we receive consideration from a customer prior to transferring goods or services to the customer, we record a contract liability (deferred revenue). We also recognize deferred revenue when we have an unconditional right to consideration (i.e., a receivable) before transfer of control of goods or services to a customer.

Shipping and handling fees collected from customers are included in net sales when control of the product is transferred to the customer, and the related shipping and handling costs are included in cost of sales. We have elected to account for shipping and handling activities that occur after the customer has obtained control of a good as a fulfillment cost rather than as an additional promised service. Taxes imposed by governmental authorities on our revenue producing activities with customers, such as sales taxes and value added taxes, are excluded from net sales.

Accounts Receivable and Allowance for Credit Losses

We record amounts as accounts receivable when our right to consideration is unconditional. Accounts receivable are recorded at the invoiced amount. For certain customers, we require payment before the products or services are delivered to the customer.

Accounts receivable are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. We make estimates of expected credit and collectability trends for the allowance for credit losses and allowance for unbilled receivables based upon our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect our ability to collect from customers. Expected credit losses are recorded as general and administrative expenses on our consolidated statements of operations. All receivables due beyond the 12 month period are classified as a non-current receivable within other assets on the consolidated balance sheets.

As of June 30, 2025 and 2024, the allowance for credit losses on accounts receivable were not material. For further details on our non-current receivable and allowance for credit losses, see Note 6, “Balance Sheet Components” in the notes to the consolidated financial statements.
SMCI | 2025 Form 10-K | 68

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cost of Sales

Cost of sales primarily consists of the costs of materials, contract manufacturing, in-bound shipping, personnel and related expenses including stock-based compensation, tariffs, equipment and facility expenses, warranty costs and write down adjustments for lower of cost or net realizable value and excess and obsolete inventory.

Product Warranties
We offer a limited warranty to end-users ranging from 15 to 39 months for products to repair or replace products for manufacturing defects or hardware component failures. Cost of sales includes the estimated cost of product warranties that are calculated at the point of revenue recognition. Under limited circumstances, we may offer an extended limited warranty to customers for certain products. We also accrue for known warranty and indemnification issues if a loss is probable and can be reasonably estimated. Warranty accruals are based on estimates that are updated on an ongoing basis taking into consideration inputs such as new product introductions, changes in the volume of claims compared with our historical experience, and the changes in the cost of servicing warranty claims. For further details on our product warranties, see Note 6, “Balance Sheet Components” in the notes to the consolidated financial statements.

Research and Development

Research and development expenses consist of personnel expenses including salaries, benefits, stock-based compensation and incentive bonuses, and related expenses for our research and development personnel, as well as materials and supplies, consulting services, third-party testing services, and equipment and facility expenses related to our research and development activities. All research and development costs are expensed as incurred. We occasionally receive funding from certain suppliers and customers towards our development efforts and such amounts are recorded as a reduction of research and development expenses and were $32.6 million, $21.5 million, and $20.0 million for the fiscal years ended June 30, 2025, 2024, and 2023, respectively.

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

Advertising Costs

Advertising costs net of reimbursements received under the cooperative marketing arrangements with our vendors, are expensed when incurred and are included in sales and marketing expenses on the consolidated statements of operations. We incurred advertising expenses of $38.1 million, $10.7 million and $2.0 million for the fiscal years ended June 30, 2025, 2024 and 2023, respectively.

Stock-Based Compensation

We recognize compensation expense for share-based awards, including stock options, restricted stock units (“RSUs”), and performance-based RSUs (“PRSUs”), based on their grant date fair values over the requisite service period. Stock options and RSUs are expensed on a straight-line basis, while PRSUs are expensed using an accelerated method if performance conditions are likely to be met. If not, no expense is recognized, and previously recognized expense is reversed. For market condition awards, which are typically performance-based, the fair value is amortized over the service period based on the probability of meeting performance criteria. The fair value of RSUs and PRSUs is based on our stock price at grant, while stock options are valued using the Black-Scholes model or Monte Carlo simulation for market-condition awards. The fair value is amortized straight-line over the service period. We recognize stock option and RSU forfeitures when they occur, without estimating forfeiture rates for new grants, while continuing to assess performance conditions.

SMCI | 2025 Form 10-K | 69

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Leases

We have arrangements for the right to use our office, warehouse spaces, and other premises, and equipment. We determine at inception if an arrangement is or contains a lease.

Operating and finance leases are recorded as Right-of-use ("ROU") assets in other assets, and as lease liabilities in accrued liabilities and other long-term liabilities on our consolidated balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating and finance lease ROU assets and liabilities are initially recognized based on the present value of lease payments over the lease term. In determining the present value of lease payments, we use the implicit interest rate if readily determinable. When the implicit interest rate is not readily determinable, we use the incremental borrowing rate, which is based on our collateralized borrowing capabilities over a similar term of the lease payments. When using the incremental borrowing rate, we utilize the consolidated group incremental borrowing rate. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. We have elected the accounting policy to not recognize ROU assets and lease liabilities that arise from short-term (12 months or less) leases for any class of underlying asset. We account for fixed payments for lease and non-lease components as a single lease component from both a lessee and lessor perspective. Non-lease components that have variable costs, such as common area maintenance, are expensed as incurred and not included in the ROU assets and lease liabilities. Our finance leases are immaterial.

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

We recognize tax liabilities for uncertain income tax positions on the income tax return based on the two-step process. The first step is to determine whether it is more likely than not that each income tax position would be sustained upon audit. The second step is to estimate and measure the tax benefit as the amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. Estimating these amounts requires us to determine the probability of various possible outcomes. We evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on the consideration of several factors, including changes in facts or circumstances, changes in applicable tax law, settlement of issues under audit and new exposures. If we later determine that our exposure is lower, or that the liability is insufficient to cover revised expectations, we adjust the liability and record a related charge in our tax provision during the period in which we make this determination.

For non-US earnings in our foreign subsidiaries, we plan to indefinitely reinvest such earnings except for Netherlands. For the earnings we intend to indefinitely reinvest, no deferred tax liabilities for foreign withholding or other taxes have been recorded. The tax impact associated with the potential repatriation related to Netherlands, is estimated to be immaterial.

Variable Interest Entities (“VIE”)

When we obtain an economic interest in an entity, we evaluate whether the entity should be deemed a VIE, and, if so, whether we are the primary beneficiary and therefore required to consolidate the VIE, based on significant judgment whether we (i) have the power to direct the activities that most significantly impact the economic performance of the VIE and (ii) have the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.

On an ongoing basis, we re-evaluate the VIE assessment based on potential changes in facts and circumstances, including but not limited to, the shareholder loans to the entity and the execution of any future significant agreements between the entity and our shareholders and/or other third parties.

SMCI | 2025 Form 10-K | 70

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Foreign Currency Remeasurement

We use the U.S. dollar as our functional currency for all our international subsidiaries, except for Super Micro Asia and Technology Park, Inc., a consolidated variable interest entity. Foreign currency monetary assets and liabilities are remeasured into United States dollars at end-of-period exchange rates. Non-monetary assets and liabilities such as property, plant, and equipment and equity are remeasured at historical exchange rates. Revenue and expenses are remeasured at exchange rates in effect during each period, except for those expenses related to non-monetary balance sheet amounts, which are remeasured at historical exchange rates. Gains or losses from foreign currency remeasurement are included in other income, net in our consolidated statements of operations and, to date, have not been significant. Realized and unrealized foreign exchange (loss) gain for fiscal years ended June 30, 2025, 2024, and 2023 was $(11.6) million, $6.3 million, and $0.2 million, respectively.

Net Income Per Share

Basic net income per share is computed by dividing net income attributable to common stock by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income attributable to common stock by the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period. Potentially dilutive shares outstanding include the dilutive effect of equity awards, as well as convertible notes. Potentially dilutive shares whose effect would have been antidilutive are excluded from the computation of diluted net income per share. The dilutive effect of equity awards is calculated based on the average stock price for each fiscal period, using the treasury stock method. The dilutive effect of convertible notes is calculated using the if-converted method. Contingently issuable shares are included in computing basic net income per common share as of the date that all necessary conditions, including service vesting conditions have been satisfied. Contingently issuable shares are considered for computing diluted net income per common share as of the beginning of the period in which all necessary conditions have been satisfied and the only remaining vesting condition is a service vesting condition.

Litigation, Investigation and Settlement Costs

We currently are, and will likely continue to be, subject to claims, litigation, and other actions, including potential regulatory proceedings, involving patent and other intellectual property matters, taxes, labor and employment, competition and antitrust, commercial disputes, goods and services offered by us and by third parties, and other matters. There are many uncertainties associated with any litigation or investigation, and we cannot be certain that these actions or other third party claims against us will be resolved without litigation, fines and/or substantial settlement payments or judgments. If information becomes available that causes us to determine that a loss in any of our pending litigation, investigations or settlements is probable, and we can reasonably estimate the loss associated with such events, we will record the loss. However, the actual liability in any such litigation or investigation may be materially different from our estimates, which could require us to record additional costs. If we determine that a loss is reasonably possible and the loss or range of loss can be estimated, we disclose the reasonably possible loss. We accrue legal fees for litigation as the legal services are provided.

Concentration of Supplier Risk

Certain materials used by us in the manufacturing of our products are available from a limited number of suppliers. Shortages could occur in these materials due to an interruption of supply or increased demand in the industry.

Two suppliers accounted for below percentage of total purchases:

	June 30, 2025	June 30, 2024	June 30, 2023
Percentage of total purchases
Supplier A	64.4%	65.4%	30.7%
Supplier B	5.1%	6.3%	13.5%

^The supplier references of A and B above may represent different suppliers than those reported in a previous period.

SMCI | 2025 Form 10-K | 71

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Purchases from Ablecom and Compuware, our related parties, as shown in Note 10, “Related Party Transactions” in the notes to the consolidated financial statements, accounted for a combined 3.3%, 4.3%, and 6.6% of cost of sales on our consolidated statements of operations for the fiscal years ended June 30, 2025, 2024, and 2023, respectively.

Concentration of Credit Risk

Financial instruments, potentially subject to our concentration of credit risk, consist primarily of cash and cash equivalents, restricted cash, and accounts receivable. We deposit cash with high-quality financial institutions. These deposits are guaranteed by the federal deposit insurance corporation up to an insurance limit.

Significant customer information is as follows:

	June 30, 2025	June 30, 2024
Percentage of accounts receivable
Customer A	33.4%	15.4%
Customer B	13.6%	*
Customer C	*	44.8%

^The customer references of A-C above may represent different customers than those reported in a previous period.
*Below 10%

Concentration of Customer Risk

The concentration of customer risk refers to the potential adverse impact on a business due to a high dependency on a limited number of customers. This risk arises when a significant portion of our revenue is generated from a small group of customers. If any of these key customers reduce their orders, delay payments, or terminate their contracts, the business could face substantial financial instability.

Significant customer information is as follows:

	June 30, 2025	June 30, 2024	June 30, 2023
Percentage of total net sales
Customer A	20.9%	20.0%	*
Customer B	11.5%	*	*
Customer C	11.3%	*	*
Customer D	11.1%	*	*

^The customer references of A-D above may represent different customers than those reported in a previous period.
*Below 10%

Treasury Stock

We account for treasury stock under the cost method. Upon the retirement of treasury shares, we deduct the par value of the retired treasury shares from common stock and allocate the excess of cost over par as a deduction to additional paid-in capital based on the pro-rata portion of additional paid-in-capital, and the remaining excess as a deduction to retained earnings. Retired treasury shares revert to the status of authorized but unissued shares.

SMCI | 2025 Form 10-K | 72

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Accounting Pronouncements Recently Adopted

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures. This ASU requires that a public entity provide additional segment disclosures on an interim and annual basis. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements unless impracticable. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The ASU is effective for our fiscal year beginning July 1, 2024, and for the interim period beginning July 1, 2025. We noted that the adoption of this standard did not have a material impact on our consolidated financial statements, other than enhanced disclosures. Please refer to Note 15, “Segment Reporting” in the notes to the consolidated financial statements for further discussion.

Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The standard is effective for annual periods beginning after December 15, 2024. Early adoption is permitted and should be applied prospectively, with retrospective application permitted. The ASU is effective for our fiscal year beginning July 1, 2025. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements other than additional disclosures.

In March 2024, the FASB issued ASU 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements, which contains amendments to the Codification that remove references to various FASB Concepts Statements. The ASU affects a variety of Topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance. The ASU may be applied prospectively or retrospectively and is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The ASU is effective for our fiscal year beginning July 1, 2025. We do not expect this ASU to have a material impact on our consolidated financial statements and disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement, but it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which was issued to clarify the initial effective date for entities that do not have an annual reporting period that ends on December 31 (referred to as non-calendar year-end entities). The update clarified that ASU 2024-03 shall be effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The ASU is effective for our fiscal year beginning July 1, 2027. We do not expect this ASU to have a material impact on our consolidated financial statements other than additional disclosures.

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which revises current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a variable interest entity that meets the definition of a business. The amendments require that an entity consider the same factors that are currently required for determining which entity is the accounting acquirer in other acquisition transactions. The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The ASU is effective for our fiscal year beginning July 1, 2027. We do not expect this ASU to have a material impact on our consolidated financial statements and disclosures.

SMCI | 2025 Form 10-K | 73

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
In July 2025, the FASB issued ASU 2025-05, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides all entities with a practical expedient and entities other than public business entities with an accounting policy election when applying the guidance in Topic 326, Financial Instruments–Credit Losses, to current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers. The ASU is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The ASU is effective for our fiscal year beginning July 1, 2026. We do not expect this ASU to have a material impact on our consolidated financial statements and disclosures.

Note 2. Financial Instruments and Fair Value Measurements

We classify our financial instruments, except for our investment in an auction rate security and other investments in privately held companies, within Level 1 or Level 2 in the fair value hierarchy because we use quoted prices in active markets or alternative pricing sources and models using market observable inputs to determine their fair value.

Financial Instruments Measured at Fair Value on a Recurring Basis

Cash and cash equivalents, certificates of deposit, investment in an auction rate security, and marketable securities, included in prepaid expenses and other current assets and other assets in the consolidated balance sheets, are carried at fair value.

The following table sets forth our financial instruments as of June 30, 2025 and 2024, which are measured at fair value on a recurring basis by level within the fair value hierarchy. These are classified based on the lowest level of input that is significant to the fair value measurement (in thousands):

June 30, 2025	Level 1	Level 2	Level 3	Asset at Fair Value
Assets
Money market funds(1)	$44	$—	$—	$44
Certificates of deposit	—	519	—	519
Investment in marketable equity security	6,239	—	—	6,239
Auction rate security	—	—	1,750	1,750
Total assets measured at fair value	$6,283	$519	$1,750	$8,552

June 30, 2024	Level 1	Level 2	Level 3	Asset at Fair Value
Assets
Money market funds(1)	$340	$—	$—	$340
Certificates of deposit	—	486	—	486
Investment in marketable equity security	3,686	—	—	3,686
Auction rate security	—	—	1,829	1,829
Total assets measured at fair value	$4,026	$486	$1,829	$6,341

(1) All of the money market funds are included in cash and cash equivalents as of June 30, 2025. As of June 30, 2024, $0.1 million and $0.2 million of money market funds are included in cash and cash equivalents and restricted cash, non-current in other assets, respectively, in the consolidated balance sheets.

SMCI | 2025 Form 10-K | 74

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The investment in marketable equity security is carried at fair value using values available on a public exchange, is based on a Level 1 input, and is recorded in prepaid expenses and other current assets in the consolidated balance sheets. The unrealized gains and losses of the investment are included in other income, net in our consolidated statements of operations. As of June 30, 2025, we have investment of $6.2 million in a marketable equity security. An unrealized gain (loss) of $2.6 million and $(1.3) million was recorded in other income, net in the consolidated statements of operations for the fiscal years ended June 30, 2025 and 2024.

Our investment in an auction rate security is classified as an available for sale security within Level 3 of the fair value hierarchy as the determination of our fair value was not based on observable inputs as of June 30, 2025 and June 30, 2024. See Note 1, “Organization and Summary of Significant Accounting Policies” in the notes to the consolidated financial statements for a discussion of our policies regarding the fair value hierarchy. We are using the discounted cash flow method to estimate the fair value of the auction rate security at each period end and using the following assumptions: (i) the expected yield based on observable market rate of similar securities, (ii) the security coupon rate that is reset monthly, (iii) the estimated holding period, and (iv) a liquidity discount. The liquidity discount assumption is based on the management estimate of lack of marketability discount of similar securities and is determined based on the analysis of financial market trends over time, recent redemptions of securities and other market activities. We performed a sensitivity analysis and applying a change of either plus or minus 100 basis points in the liquidity discount would not result in a significantly higher or lower fair value measurement of the auction rate security as of June 30, 2025.

For the fiscal years ended June 30, 2025, 2024, and 2023, the unrealized gains and losses for the auction rate security in other comprehensive income were not material.

On a quarterly basis, we also evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, current economic conditions, and reasonable economic forecasts that affect collectability. For the fiscal years ended June 30, 2025, 2024, and 2023, the credit losses related to our investments were not material.

There were no transfers between Level 1, Level 2 or Level 3 financial instruments in fiscal years 2025 and 2024.

Financial Instruments Not Recorded at Fair Value

Accounts receivable, accounts payable, and accrued liabilities are carried at cost, which approximates fair value due to the short maturity of these instruments.

We estimate the fair value of outstanding debt, including our 2029 Convertible Notes, 2028 Convertible Notes, and 2030 Convertible Notes, for disclosure purposes on a recurring basis. Non-current accounts receivable, included in other assets in the consolidated balance sheets, are carried at amortized cost, and bear interest at rates that approximate current market rates for similar credit. We believe the carrying amounts approximate fair value because there have been no significant changes in market rates or credit risk.

As of June 30, 2025 and 2024, our total lines of credit and term loans of $112.5 million and $476.4 million, respectively, are reported at amortized cost. The outstanding debt was categorized as Level 2 as it is not actively traded. The carrying value approximates fair value.

The estimated fair value as of June 30, 2025 of the 2029 Convertible Notes, the 2028 Convertible Notes, and the 2030 Convertible Notes were $1,801.9 million, $818.5 million, and $2,576.6 million, respectively. The estimated fair value as of June 30, 2024 of the 2029 Convertible Notes was $1,734.6 million. The estimated fair value of the 2029 Convertible Notes, the 2028 Convertible Notes, and the 2030 Convertible Notes was determined through consideration of quoted market prices. The 2029 Convertible Notes, 2028 Convertible Notes, and 2030 Convertible Notes are categorized as Level 2 since their fair value was based on Level 2 inputs of quoted prices.

SMCI | 2025 Form 10-K | 75

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 3. Non-marketable Equity Securities

Our non-marketable equity securities, included in other assets in the consolidated balance sheets, consist of investments in privately held companies without readily determinable fair values. The following table shows our non-marketable equity securities that were measured using the measurement alternative (in thousands):

	June 30,
	2025	2024
Non-marketable equity securities under measurement alternative:
Opening gross investment balance	$66,217	$1,728
Investment made during the year	56,000	64,489
Cumulative impairment adjustment	(11,600)	(11,600)
Carrying value	$110,617	$54,617

We performed qualitative assessments to identify impairment indicators and no impairment was recognized during fiscal year ended June 30, 2025. During the fiscal year ended June 30, 2024, we recognized an impairment of $11.6 million and no impairment was recognized during fiscal year ended June 30, 2023.

Note 4. Revenue

Disaggregation of Revenue

We disaggregate revenue by type of product and geographical region to depict the nature, amount, and timing of revenue and cash flows. Service and software revenues, which are less than 10%, are not a significant component of total revenue and are aggregated with server and storage systems revenue.

The following is a summary of net sales by product type (in thousands):

	Years Ended June 30,
	2025	2024	2023
Server and storage systems	$21,311,637	$14,185,220	$6,569,814
Subsystems and accessories	660,405	804,031	553,668
Total	$21,972,042	$14,989,251	$7,123,482

Server and storage systems constitute an assembly and integration of subsystems and accessories, software, and related services. Subsystems and accessories are comprised of server boards, chassis and accessories.

Total revenue recognized from all service and software for fiscal years ended June 30, 2025 and 2024 was $330.5 million and $228.3 million, respectively. Of this, revenue related to services recognized over time ratably over the contract term was $223.1 million for fiscal year ended June 30, 2025, and $152.1 million for fiscal year ended June 30, 2024.

SMCI | 2025 Form 10-K | 76

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
International net sales are based on the country and geographical region to which the products were shipped. The following is a summary of net sales by geographic region (in thousands):

	Years Ended June 30,
	2025	2024	2023
United States	$13,052,563	$10,187,331	$4,834,061
Asia	5,494,147	2,912,570	1,050,837
Europe	2,726,994	1,293,959	1,003,046
Other	698,338	595,391	235,538
Total	$21,972,042	$14,989,251	$7,123,482

Contract Balances

Generally, the payment terms of our offerings range from 30 to 60 days. In certain instances, customers may prepay for products and services in advance of delivery. Receivables represent our unconditional right to consideration for performance obligations that are either partially or fully completed.

Contract assets are rights to consideration in exchange for goods or services that we have transferred to a customer when such right is conditional on something other than the passage of time. Such contract assets are insignificant to our consolidated financial statements.

Contract liabilities consist of deferred revenue and relate to amounts invoiced to or advance consideration received from customers, which precede our satisfaction of the associated performance obligations. Our deferred revenue primarily results from customer payments received upfront for extended warranties and on-site services because these performance obligations are satisfied over time. Additionally, at times, deferred revenue may fluctuate due to the timing of non-refundable advance consideration received from non-cancelable contracts relating to the sale of future products. Revenue recognized during fiscal year ended June 30, 2025, which was included in the opening deferred revenue balance as of June 30, 2024 of $416.4 million, was $190.2 million. Revenue recognized during fiscal year ended June 30, 2024, which was included in the opening deferred revenue balance as of June 30, 2023 of $304.4 million, was $130.7 million.

Deferred revenue increased by $315.0 million as of June 30, 2025, as compared to the fiscal year ended June 30, 2024. This increase was mainly due to the deferral of invoiced amounts for service contracts during the period exceeding the recognized revenue from contracts entered into in prior periods. This was accompanied by a $11.5 million increase in non-refundable advance consideration or cash consideration received from customers which preceded our satisfaction of the associated performance obligations relating to product sales expected to be fulfilled in the next 12 months.

Transaction Price Allocated to the Remaining Performance Obligations

Remaining performance obligations represent in aggregate the amount of transaction price that has been allocated to performance obligations not delivered, or only partially delivered, as of the end of the reporting period. We apply the exemption to not disclose information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less. These performance obligations generally consist of services, such as on-site services, including integration services and extended warranty services, that are contracted for one year or less, and products for which control has not yet been transferred. The value of the transaction price allocated to the remaining performance obligations as of June 30, 2025, was approximately $731.4 million. We expect to recognize approximately 50% of such value in the next 12 months, and the remainder thereafter.

SMCI | 2025 Form 10-K | 77

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Capitalized Contract Acquisition Costs and Fulfillment Cost

Contract acquisition costs are incremental costs that we incur to obtain a contract with a customer that it would not have incurred if the contract had not been obtained. Contract acquisition costs consist primarily of incentive bonuses paid to our sales employees. Contract acquisition costs are considered incremental and recoverable costs of obtaining and fulfilling a contract with a customer and are therefore capitalizable. We apply the practical expedient to expense contract acquisition costs as incurred if the amortization period would be one year or less, generally upon delivery of the associated server and storage systems or components. Where the amortization period of the contract cost would be more than a year, we apply judgment in the allocation of the contract acquisition costs asset between hardware and service performance obligations and expense the cost allocated to the hardware performance obligations upon delivery of associated server and storage systems or components and amortizes the cost allocated to service performance obligations over the period the services are expected to be provided. Contract acquisition costs allocated to service performance obligations that are subject to capitalization are insignificant to our consolidated financial statements.

Contract fulfillment costs consist of costs paid in advance for outsourced services provided by third parties to the extent they are not in the scope of other guidance. Fulfillment costs paid in advance for outsourced services provided by third parties are capitalized and amortized over the period when the services are expected to be provided. Such fulfillment costs are insignificant to our consolidated financial statements. Revenue is recognized either over time or at a point in time, depending on when the underlying products or services are transferred to the customer. Revenue is recognized at a point in time for products upon transfer of control. Revenue is recognized over time for support and services provided over the contract term and at a point in time for system rack installation and integration services rendered.

SMCI | 2025 Form 10-K | 78

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 5. Net Income Per Common Share

The following table shows the computation of basic and diluted net income per common share for the years ended June 30, 2025, 2024, and 2023 (in thousands, except per share amounts):

	Years Ended June 30,
	2025	2024	2023
Numerator:
Net income - basic	$1,048,854	$1,152,666	$639,998
Convertible Notes interest charge, net of tax	5,726	1,480	—
Net income - diluted	$1,054,580	$1,154,146	$639,998

Denominator:
Weighted-average shares outstanding - basic	593,665	555,878	529,249
Effect of dilutive Convertible Notes	4,685	4,392	—
Effect of dilutive securities	30,052	41,876	30,455
Weighted-average shares outstanding - diluted	628,402	602,146	559,704

Net income per common share - basic	$1.77	$2.07	$1.21
Net income per common share - diluted	$1.68	$1.92	$1.14

Potentially dilutive shares of common stock issuable upon conversion of our outstanding 2029 Convertible Notes, outstanding 2028 Convertible Notes, and outstanding 2030 Convertible Notes are determined using the if-converted method. For the year ended June 30, 2025, shares issuable upon conversion of the 2028 Convertible Notes and 2030 Convertible Notes were dilutive and were included within the numerator for interest and denominator for shares issuable upon conversion of the diluted net income per common share computation. For year ended June 30, 2025, shares issuable upon conversion of the 2029 Convertible Notes were anti-dilutive.

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net income per share of common shares attributable to common stockholders, because their effect was anti-dilutive (in thousands):

	Years Ended June 30,
	2025	2024	2023
Stock-based awards	14,707	2,700	1,778
Convertible notes	20,673	—	—

SMCI | 2025 Form 10-K | 79

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 6. Balance Sheet Components

The following tables provide details of the selected balance sheet items (in thousands):

Cash, Cash Equivalents, and Restricted Cash

	June 30,
	2025	2024
Cash and cash equivalents	$5,169,911	$1,669,766
Restricted cash included in other assets	2,390	507
Total cash, cash equivalents, and restricted cash	$5,172,301	$1,670,273

Allowance for credit losses

We have established an allowance for credit losses. The allowance for credit losses is based upon the age of outstanding receivables, credit risk of specific customers, historical trends related to past losses and other relevant factors. Accounts receivable allowances as of June 30, 2025, 2024, and 2023 consisted of the following:

	Beginning Balance	Credit Loss Recoveries, net	Write-offs	Ending Balance
Allowance for credit losses
Year Ended June 30, 2025	$73	$(4)	$(69)	$—
Year Ended June 30, 2024	$82	$(9)	$—	$73
Year Ended June 30, 2023	$1,753	$(13)	$(1,659)	$82

Inventories

	June 30,
	2025	2024
Finished goods	$3,465,352	$3,312,768
Work in process	674,613	450,993
Purchased parts and raw materials	540,410	569,268
Total inventories	$4,680,375	$4,333,029

During the fiscal years ended June 30, 2025, 2024, and 2023, we recorded write down adjustments for excess and obsolete inventory and lower of cost and net realizable value adjustments to cost of sales totaling $232.0 million, $83.0 million, and $30.8 million, respectively.

SMCI | 2025 Form 10-K | 80

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Property, Plant, and Equipment, net

	June 30,
	2025	2024
Land	$162,848	$150,137
Buildings	182,466	163,764
Machinery and equipment	111,331	156,496
Building and leasehold improvements	121,665	72,075
Furniture and fixtures	36,268	46,241
Software	7,117	24,363
Construction in progress	1,038	14,828
Property, plant, and equipment, gross	622,733	627,904
Accumulated depreciation and amortization	(118,245)	(213,896)
Property, plant, and equipment, net	$504,488	$414,008

Depreciation expense for the fiscal years ended June 30, 2025, 2024, and 2023 was $41.0 million, $30.1 million, and $26.9 million, respectively.

During the fiscal year ended June 30, 2025, $128.3 million of fully depreciated assets were written off from the cost and accumulated depreciation amounts in the table above. These assets had a zero net book value, thus, no gain or loss was recognized on the consolidated statements of operations from the write off.

Other Assets

	June 30,
	2025	2024
Non-current accounts receivable	$166,405	$—
Operating lease right-of-use asset	293,692	34,566
Long-term investments	112,367	60,996
Deferred service costs, non-current	10,713	11,035
Deposits	4,980	4,508
Restricted cash, non-current	2,390	507
Other	14,324	3,340
Total other assets	$604,871	$114,952

SMCI | 2025 Form 10-K | 81

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Accrued Liabilities

	June 30,
	2025	2024
Accrued payroll and related expenses	$82,156	$62,006
Customer deposits	260,131	46,942
Accrued professional fees	8,098	1,699
Accrued warranty costs	9,753	10,009
Accrued cooperative marketing expenses	26,775	15,967
Operating lease liability	21,189	9,248
Accrued Interest - Convertible Notes	27,701	—
Customer-related liabilities	32,858	42,370
Input Tax Payable	39,161	14,064
Other	57,815	57,369
Total accrued liabilities	$565,637	$259,674

Product Warranties

	Years Ended June 30,
	2025	2024	2023
Balance, beginning of the year	$17,815	$14,859	$12,137
Provision for warranty	59,164	52,253	35,407
Costs utilized	(56,572)	(49,204)	(33,784)
Change in estimated liability for pre-existing warranties	(3,453)	(93)	1,099
Balance, end of the year	$16,954	$17,815	$14,859
Current portion	9,753	10,009	9,079
Non-current portion	$7,201	$7,806	$5,780

The portion of the accrued warranty costs expected to be incurred within the next 12 months is included within accrued liabilities, while the remaining balance is included within other long-term liabilities on the consolidated balance sheets

Offsetting of Financial Assets and Liabilities

We have agreements with certain contract manufacturers that allow us to offset receivables and payables with those counterparties. As of June 30, 2025, the gross amount recorded within our consolidated balance sheets in prepaid expenses and other current assets and accounts payable was $16.2 million and $40.0 million, respectively. As of June 30, 2024, the gross amount recorded within our consolidated balance sheets in prepaid expenses and other current assets and accounts payable was $14.0 million and $38.3 million, respectively.

SMCI | 2025 Form 10-K | 82

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 7. Lines of Credit and Term Loans

Short-term and long-term loan obligations with respect to revolving lines of credit and term loans as of June 30, 2025 and 2024 consisted of the following (in thousands):

	June 30,
	2025	2024
Line of credit:
CTBC Credit Lines	$—	$184,573
Chang Hwa Bank Credit Lines	—	9,215
HSBC Bank Credit Lines	—	30,000
E.SUN Bank Credit Lines	30,000	60,000
Mega Bank Credit Lines	—	50,000
First Bank Credit Lines	—	28,084
Total lines of credit	30,000	361,872
Term loan facilities:
Chang Hwa Bank Credit Facility due October 15, 2026	11,399	17,918
CTBC Term Loan Facility, due June 4, 2030	28,822	31,155
CTBC Term Loan Facility, due August 15, 2026	1,846	3,079
E.SUN Bank Term Loan Facility, due September 15, 2026	13,678	22,116
E.SUN Bank Term Loan Facility, due August 15, 2027	9,632	12,645
Mega Bank Term Loan Facility, due October 3, 2026	17,098	27,644
Total term loans	82,475	114,557
Total lines of credit and term loans	112,475	476,429
Lines of credit and current portion of term loans	75,060	402,346
Term loans, non-current	$37,415	$74,083

SMCI | 2025 Form 10-K | 83

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Activities under Revolving Lines of Credit and Term Loans

Available borrowings and interest rates as of June 30, 2025 and June 30, 2024 consisted of the following (in thousands except for percentages):

	June 30, 2025		June 30, 2024
	Available borrowings	Interest rate	Available borrowings	Interest rate
Line of credit:
2018 Bank of America Credit Facility	$—	—%	$350,000	6.82%
2022 Bank of America Credit Facility	$—	—%	$20,000	6.49%
Cathay Bank Line of Credit	$—	—%	$132,000	7.33%
CTBC Credit Lines	$185,000	2.63% - 5.79%	$427	2.09% - 6.13%
Chang Hwa Bank Credit Lines	$30,259	1.88% - 5.16%	$20,000	1.88% - 6.33%
HSBC Bank Credit Lines	$—	—% - —%	$20,000	2.03% - 6.28%
E.SUN Bank Credit Lines	$30,000	2.02% - 5.12%	$—	2.02% - 6.17%
Mega Bank Credit Lines	$50,000	1.90% - 5.26%	$—	1.90% - 5.80%
First Bank Credit Lines	$—	—% - —%	$1,916	2.03% - 6.19%
Yuanta Bank Credit Lines	$—	—% - —%	$47,610	2.32% - 6.33%

Term loan facilities:
Bank of America Term Loan	$—	n/a	$—	n/a
Chang Hwa Bank Credit Facility due October 15, 2026	$—	2.08%	$—	1.68%
CTBC Term Loan Facility, due June 4, 2030	$—	1.33% - 1.83%	$—	1.33%
CTBC Term Loan Facility, due August 15, 2026	$—	1.53% - 2.03%	$—	1.53%
E.SUN Bank Term Loan Facility, due September 15, 2026	$—	2.22%	$—	1.87%
E.SUN Bank Term Loan Facility, due August 15, 2027	$—	1.92%	$—	1.87%
Mega Bank Term Loan Facility, due October 3, 2026	$—	2.02%	$—	1.52% - 1.72%
Bank of America

2018 Bank of America Credit Facility (terminated in November 2024)

In April 2018, we entered into a revolving line of credit with Bank of America for up to $250.0 million (as amended from time to time, the “2018 Bank of America Credit Facility”). On March 3, 2022, the 2018 Bank of America Credit Facility was amended to, among other items, increase the size of the facility from $200.0 million to $350.0 million and change provisions relating to payments and LIBOR replacement mechanics to Secured Overnight Financing Rate (“SOFR”). The obligations bear a base interest rate plus 0.5% to 1.5% based on the SOFR availability. As of June, 30, 2024, the total outstanding borrowing under this credit facility was $0.0 million.

On July 19, 2024 and on September 27, 2024, we entered into the Eighth and Ninth Amendments to Loan and Security Agreement, which amended the Loan and Security Agreement, dated as of April 19, 2018 (the “ABL Agreement”)which amended, among other things the due date to deliver our audited financial statements for the fiscal year ended June 30, 2024 under the agreement.

On November 20, 2024, we terminated our obligations under the ABL Agreement.

SMCI | 2025 Form 10-K | 84

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
2022 Bank of America Credit Facility (terminated in November 2024)

On March 23, 2022, we, through our Taiwan subsidiary, entered into an Uncommitted Facility Agreement for credit lines with Bank of America – Taipei Branch (the “2022 Bank of America Credit Facility”), for an amount not to exceed in aggregate $20.0 million. The interest rate will be quoted by Bank of America - Taipei Branch for each drawdown.

As of June 30, 2024, we had no outstanding borrowings under the 2022 Bank of America Credit Facility and on November 20, 2024, we terminated our obligations under the Uncommitted Facility Agreement for credit lines with Bank of America – Taipei Branch.

Bridge Term Loan Facility (terminated in November 2024)

On July 19, 2024, we entered into a Term Loan Credit Agreement, by and among us, the lenders party thereto, and Bank of America, N.A., as the administrative agent (the “Term Loan Agent”), which provided for a $500.0 million term loan facility (the “Bridge Term Loan Facility”). This term loan was amended on September 27, 2024 which amended, among other things, the date by which we were required to deliver our audited financial statements for the fiscal year 2024 under the agreement, and on November 1, 2024, we paid the borrowing in full and terminated our obligations under the Term Loan Agreement.

Cathay Bank

Cathay Bank Line of Credit (terminated in November 2024)

On May 19, 2022 (the “Cathay Bank Effective Date”), we entered into a Loan Agreement (the “Cathay Bank Loan Agreement”) with Cathay Bank pursuant to which Cathay Bank has agreed to provide a revolving line of credit of up to $132.0 million (the “Commitment”) for the five-year period following the Cathay Bank Effective Date. The interest rate under the Cathay Bank Loan Agreement is based upon either the SOFR index or prime rate index, at our quarterly election, plus a tiered spread that is based upon the average amounts deposited by us at Cathay Bank as a percentage of the Commitment. The spread is either 1.65% or 2.00% if the index is SOFR index, or 1.25% or 1.00% if the spread is the prime rate index with the higher spread applying in each case if an amount less than 25% of the Commitment is on deposit with Cathay Bank.

As of June 30, 2024, the outstanding borrowing under this line of credit was $0.0 million.

On October 28, 2024 and on November 15, 2024, we entered into the Third and Fourth Amendments to the Loan Agreement , which amended, among other things the date by which we were required to deliver our audited financial statements under the agreement and on November 20, 2024, we repaid the borrowing in full and terminated our obligations under the Cathay Bank Loan Agreement.

CTBC Bank

CTBC Credit Lines

On September 28, 2023, our Taiwan subsidiary entered into a general agreement for omnibus credit lines with CTBC Bank (the “2023 CTBC Agreement”), which replaces the prior CTBC credit lines in their entirety and permits for borrowings, from time to time, thereunder pursuant to various individual credit arrangements and includes the previously issued long and medium term loan facility of NTD 1,550.0 million entered in 2021 and 2020 (the “Long and Medium Loan Facility”), and each of (i) a short-term loan and guarantee line providing credit of up to NTD 1,250.0 million and NTD 100.0 million, respectively (the “NTD Short Term Loan/Guarantee Line”), (ii) a short-term loan providing a line of credit of up to $40.0 million (the “USD Short Term Loan Line”), and (iii) an export/import o/a loan line providing a line of credit of up to $105.0 million for exports and $50.0 million for imports (the “Export/Import Line,” and, together with the NTD Short Term Loan/Guarantee Line and the USD Short Term Loan Line, the “New CTBC Credit Lines”). Aggregate borrowings under the New CTBC Credit Lines together is subject to a cap of $105.0 million.

SMCI | 2025 Form 10-K | 85

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
On February 16, 2024, our Taiwan subsidiary entered into a new general agreement for omnibus credit lines with CTBC Bank (the “2024 CTBC Agreement”). This agreement (which changed arrangements under the 2023 CTBC Agreement), increased the aggregate total borrowings under the various individual credit arrangements with CTBC Bank from $105.0 million to $185.0 million. The credit arrangements under the 2024 CTBC Agreement now include the previous issued long and medium term loan facility of NTD 1,550.0 million entered in 2021 and 2020 (the “Long and Medium Loan Facility”), and each of (i) a short-term loan and guarantee line providing credit of up to NTD 1,250.0 million and NTD 100.0 million, respectively (the “New NTD Short Term Loan/Guarantee Line”), (ii) a short-term loan providing a line of credit of up to $40.0 million (the “New USD Short Term Loan Line”), (iii) an export/import o/a loan line providing a line of credit of up to $105.0 million for exports and $50.0 million for imports (the “New Export/Import Line”), and (iv) an import o/a loan line of credit of up to $80.0 million available through August 31, 2024 (the “Incremental Import Line,” and, together with the New NTD Short Term Loan/Guarantee Line, the New USD Short Term Loan Line, and the New Export/Import Line, the “Increased CTBC Credit Lines”). Aggregate borrowings under all the Increased CTBC Credit Lines are subject to a cap of $185.0 million.

Interest rates under each of the individual Increased CTBC Credit Lines are to be established according to individual credit arrangements, which interest rates shall be subject to adjustment depending on the satisfaction of certain conditions. Each of the New NTD Short Term Loan/Guarantee Line and the New USD Short Term Loan Line continue to be secured by certain of our Taiwan subsidiary’s assets, including certain property, land, and plant. The tenor of the Incremental Import Line provides for availability until August 31, 2024, with a final drawdown date of February 28, 2025. Such Incremental Import Line, which is reviewed quarterly for cancellation by the CTBC Bank, is also subject to an average usage requirement and fee for retaining the underutilized portion of such line. For the Long and Medium Loan Facility, the Taiwan subsidiary is subject to various financial covenants, including current ratio, debt service coverage ratio, and financial debt ratio requirements. In the event the Taiwan subsidiary does not satisfy such financial covenants, CTBC Bank is permitted to, among other things, reduce the permitted total borrowings to a cap of $70.0 million from $105.0 million. Additional covenants require, among other things, us to maintain ownership of all of the capital stock of the Taiwan subsidiary and prohibit secondary mortgages on certain assets securing various of the Increased CTBC Credit Lines. The Increased CTBC Credit Lines have customary default provisions permitting CTBC Bank to suspend the extension of credit, reduce the credit line, shorten the credit extension term, or declare all principal and interest amounts immediately due and payable.

2025 CTBC Facility Letter

On February 27, 2025, our Taiwan Subsidiary received a new facility letter from CTBC Bank (“2025 Facility”), issued under the general agreement for omnibus credit lines with CTBC Bank, dated February 16, 2024 (the “2024 CTBC Agreement”). As a result, the credit arrangements under the 2024 CTBC Agreement now include the previously issued long and medium-term loan facility of NTD 1,550.0 million entered into in 2020 and 2021 (the “Long and Medium Loan Facility”), and each of (i) a short-term loan and guarantee line providing credit of up to NTD 1,800.0 million and NTD 100.0 million, respectively (the “NTD Short Term Loan/Guarantee Line”), (ii) a short-term loan providing a line of credit of up to $40.0 million (the “USD Short Term Loan Line”), (iii) an export/import open account loan line providing a line of credit of up to $105.0 million for exports and imports (the “Export/Import Line”) and (iv) an import o/a loan line of credit of up to $80.0 million (the “Import O/A Line,” and, together with the NTD Short Term Loan/Guarantee Line, the USD Short Term Loan Line, and the Export/Import Line, the “2025 CTBC Credit Lines”). Aggregate borrowings under all the 2025 CTBC Credit Lines are subject to a cap of $185.0 million as set forth under the 2024 CTBC Agreement.

The 2025 Facility expires on February 28, 2026. As of June 30, 2025 and 2024, the outstanding borrowings under the CTBC Credit Lines were $0.0 million and $184.6 million, respectively. As of June 30, 2025, the amount available for future borrowing under the 2025 CTBC Bank Credit Lines was $185.0 million.

SMCI | 2025 Form 10-K | 86

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
CTBC Term Loan Facility

We, through our Taiwan subsidiary, entered into certain credit agreement, dated May 6, 2020, with CTBC Bank Co., Ltd. (“CTBC”), which provided for a ten-year, non-revolving term loan facility (the “2020 CTBC Term Loan Facility”) to borrow up to NTD 1,200.0 million.

On July 20, 2021, we, through our Taiwan subsidiary, entered into a general agreement for omnibus credit lines with CTBC (the “2021 CTBC Credit Facility"), which replaced the prior CTBC credit facilities, other than the 2020 CTBC Team Loan Facility, in their entirety and permit borrowings, from time to time, pursuant to a term loan facility of up to NTD 1,550.0 million including the existing 2020 CTBC Term Loan Facility of NTD 1,200.0 million and a new 75-month, non-revolving term loan facility of NTD 350.0 million to use to purchase machinery and equipment for the Company’s Bade Manufacturing Facility located in Taiwan (the “2021 CTBC Machine Loan”).

As of June 30, 2025 and 2024, the amounts outstanding under the 2020 CTBC Term Loan Facility were $28.8 million and $31.2 million, respectively. As of June 30, 2025 and 2024, under the 2021 CTBC Machine Loan, the amounts outstanding were $1.8 million and $3.1 million, respectively.

As of June 30, 2025, the net book value of land and building located in Bade, Taiwan, collateralizing the CTBC Credit Line and Term Loan Facility was $75.1 million.

Chang Hwa Bank

Chang Hwa Bank Credit Lines and Credit Facility

On October 5, 2021 (the “Chang Hwa Bank Effective Date”), we, through our Taiwan subsidiary, entered into a credit facility (the “Chang Hwa Bank Credit Facility”) with Chang Hwa Commercial Bank, Ltd. (“Chang Hwa Bank”). The Chang Hwa Bank Credit Facility permits borrowings of up to NTD 1,000.0 million (the “Chang Hwa Bank Term Loan Facility”), including up to $20.0 million as loans, advances, acceptances, bills, bank guarantees, overdrafts, letters of credit, and other types of drawdown instruments (the “CHB Credit Lines”). Terms for specific drawdown instruments issued under the Chang Hwa Bank Credit Facility, such as credit amount, term of use, mode of drawdown, specific lending rate, and other relevant terms, are set forth in the Import O/A Loan Contract and Export O/A Loan Contract, which were entered into on the Chang Hwa Bank Effective Date None of these Loan Contracts are secured and there are no financial covenants.

On May 13, 2022, Chang Hwa Bank notified us that it increased the borrowing capacity limit by $20.0 million.

On April 26, 2024 (the “CHB Effective Date”), our Taiwan subsidiary entered into a credit facility (the “New Credit Facility”) with Chang Hwa Commercial Bank, Ltd. (“Chang Hwa Bank”) which was substantially similar to the Chang Hwa Bank Credit Facility, except the credit limit thereunder was updated to include, in addition to $20.0 million from the Chang Hwa Bank Credit Facility, an additional credit limit of NTD 300.0 million (together, the “CHB Credit Lines”).

Terms for specific drawdown instruments issued under the New Credit Facility, such as credit amount, term of use, mode of drawdown, specific lending rate, and other relevant terms, are to be set forth in separate loan contracts (each, a “Loan Contract”) negotiated with the Chang Hwa Bank. Under three Loan Contracts entered into on the CHB Effective Date, our Taiwan subsidiary and the Bank have agreed to each of the following: (a) our Taiwan subsidiary may choose one of the following, subject to a cap of $20.0 million under the CHB Credit Lines: (i) a Loan Contract providing for the drawdown of up to $20.0 million for an import loan (the “Import Open Account O/A Loan”), with the interest rate thereunder is based on Taipei Forex Inc (“TAIFX”) plus a fixed margin; or (ii) a Loan Contract providing for the drawdown of up to $20.0 million for an export loan (the “Export Open Account O/A Loan”). with the interest rate thereunder is based on TAIFX plus a fixed margin; and (b) a Loan Contract for a general working capital loan (the “General Working Capital Loan”), subject to a cap of NTD 300.0 million under the CHB Credit Lines, with the interest rate set at a fixed premium to a specified one-year time savings deposit rate, subject to a floor of 1.4%.

None of the Import O/A Loan, Export O/A Loan, or General Working Capital Loan are secured and there are no financial covenants. Under the New Credit Facility, the Bank has the right to demand collateral for debts owed.

SMCI | 2025 Form 10-K | 87

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
As of June 30, 2025 and 2024, the outstanding borrowings under the CHB Credit Lines were $0.0 million and $9.2 million, respectively. As of June 30, 2025, the amount available for future borrowing under the CHB Credit Lines was $30.3 million.

As of June 30, 2025 and 2024, the total outstanding borrowings under the Chang Hwa Bank Term Loan Facility were denominated in NTD and remeasured into U.S. dollars at $11.4 million and $17.9 million, respectively.

E.SUN Bank

E.SUN Bank Credit Lines

On June 17, 2023, we, through our Taiwan subsidiary, entered into a Notification and Confirmation pursuant to which the Taiwan subsidiary and E.SUN Bank agreed to drawdowns of up to $30.0 million for an import o/a financing loan with a tenor of 120 days (the “2023 Import O/A Loan”). The period of use is between May 16, 2023 and May 16, 2024. The interest rate thereunder is based on the US dollar offered rate of the Taipai Forex Trading Center (“TAIFX3”) plus a fixed margin, subject to negotiation on a monthly basis and adjustment under certain circumstances. Interest payments are due on a monthly basis, and the principal is repayable on the due date. The 2023 Import O/A Loan is not secured. Such Notification and Confirmation replaced the Notification and Confirmation entered into on the 2022 E.SUN Bank Effective Date related to the 2022 Import O/A Loan.

On April 19, 2024, and renewed on May 19, 2025, our Taiwan subsidiary entered into unsecured credit facilities with E.SUN Bank consisting of: (i) an Import and Export Trade Facility, comprising import and export O/A financing loans, and (ii) a short-term loan facility. The combined borrowing limit under both facilities is $60.0 million for the O/A Loan, including up to NTD 800.0 million for the short-term loan. Drawdowns under the O/A loans have a tenor of 120 days; drawdowns under the short-term loan have a tenor of 180 days. The O/A loans bear interest at TAIFX3 plus a fixed margin, and the short-term loan bears interest at E.SUN Bank’s one-month time savings deposit rate index plus a fixed margin, subject to a stated minimum. Interest rates may be adjusted under certain conditions. The facilities are available on a revolving basis through April 1, 2026 and require us to maintain continuous NASDAQ listing and 100% ownership of the Taiwan subsidiary; noncompliance may result in suspension of availability and accelerated repayment.

As of June 30, 2025 and 2024, the outstanding borrowings under the E.SUN Bank Credit Lines were $30.0 million and $60.0 million, respectively. As of June 30, 2025, the amount available for future borrowing under the E.SUN Bank Credit Lines was $30.0 million.

E.SUN Bank Term Loan Facility

On September 13, 2021 (the “Old E.SUN Bank Effective Date”), we, through our Taiwan subsidiary, entered into a new General Credit Agreement with E.SUN Bank, which replaced the Prior E.SUN Bank Credit Facility (the “2021 E.SUN Bank Credit Facility”). The 2021 E.SUN Bank Credit Facility permitted borrowings of up to NTD 1,600.0 million.

Terms for specific drawdown instruments issued under the 2021 E.SUN Bank Credit Facility, such as credit amount, term of use, mode of drawdown, specific lending rate, and other relevant terms, were to be set forth in Notifications and Confirmation of Credit Conditions (a “Notification and Confirmation”) negotiated with E.SUN Bank. A Notification and Confirmation was entered into on the Old E.SUN Bank Effective Date for a five-year, non-revolving term loan facility to obtain up to NTD 1,600.0 million in financing for use in research and development activities (the “Term Loan”). As of June 30, 2025 and 2024, the total outstanding borrowings under the Term Loan were denominated in NTD and remeasured into U.S. dollars of $13.7 million and $22.1 million, respectively.

On August 9, 2022 (the “2022 E.SUN Bank Effective Date”), we, through our Taiwan subsidiary, entered into a new General Credit Agreement with E.SUN Bank, which replaced the 2021 E.SUN Bank Credit Facility (the “2022 E.SUN Bank Credit Facility”). The 2022 E.SUN Bank Credit Facility permits borrowings of up to NTD 680.0 million and the prior medium term loan under the Prior E.SUN Bank Credit Facility shall not exceed in aggregate NTD 1,800.0 million.

SMCI | 2025 Form 10-K | 88

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Terms for specific drawdown instruments issued under the 2022 E.SUN Bank Credit Facility, such as credit amount, term of use, mode of drawdown, specific lending rate, and other relevant terms, are to be set forth in a Notifications and Confirmation. Under a Notification and Confirmation entered into on the 2022 E.SUN Bank Effective Date, our Taiwan subsidiary and E.SUN Bank have agreed to a Medium Term Credit Loan of NTD 680.0 million with a tenor of five years.

On November 14, 2024 and June 27, 2025, the Taiwan Subsidiary entered into amendments (the “2025 E.SUN Amendments”) of various Notifications and Confirmations of Credit Agreements (the “Notifications and Confirmations”) previously entered into with E.SUN Bank, which modified certain covenant requirements.

As of June 30, 2025 and 2024, the amount outstanding under the Term Loan was denominated in NTD and remeasured into US dollars of $9.6 million and $12.6 million, respectively.

HSBC Bank

HSBC Bank Credit Lines (terminated in December 2024)

On January 7, 2022 (the “HSBC Bank Effective Date”), we, through our Taiwan subsidiary, entered into a General Loan, Export/Import Financing, Overdraft Facilities and Securities Agreement (the “Loan Agreement”) with a Taiwan affiliate of HSBC Bank (“HSBC Bank”). HSBC Bank agreed to a $30.0 million export/seller trade facility under the Loan Agreement with a tenor of 120 days. The interest rate thereunder is based on HSBC Bank’s base rate plus a fixed margin, subject to adjustment under certain circumstances.

As of June 30, 2024, the outstanding borrowings under the HSBC Loan Agreement was $30.0 million, which was fully paid on September 9, 2024, during fiscal year 2025. On December 20, 2024, the General Loan, Export/Import Financing, Overdraft Facilities, and Securities Agreement which the Taiwan Subsidiary had entered into with the Taiwan affiliate of HSBC Bank (the “HSBC Loan Agreement”) was terminated and not renewed.

Mega Bank

Mega Bank Credit Facilities

On April 17, 2024, we, through our Taiwan subsidiary, entered into an Omnibus Credit Authorization Agreement (the “2024 Omnibus Credit Authorization Agreement”) with Mega International Commercial Bank (“Mega Bank”), which was substantially similar to the 2023 Omnibus Authorization Agreement, except the credit limit thereunder was increased from $20.0 million (or foreign currency equivalent) to $50.0 million (or foreign currency equivalent) (the “Mega Bank Credit Limit”). During the loan period, our Taiwan subsidiary is required to maintain certain specified deposit balances with Mega Bank and we are required to maintain 100% direct or indirect share ownership of our Taiwan subsidiary.

The 2024 Omnibus Credit Authorization Agreement set forth additional terms of the individual credit authorizations. Our Taiwan subsidiary also received a Credit Authorization Approval Notice (the “Approval Notice”) from an associated branch of Mega Bank. Pursuant to such Approval Notice, the associated Mega Bank branch permits our Taiwan subsidiary to make drawdowns up to the Mega Bank Credit Limit for short-term loans for material purchases and operating revolver with a tenor not to exceed 120 days. The Approval Notice also includes a sub-item credit limit of NTD 1,200.0 million as short-term loans for turnover. Interest on drawdowns denominated in US dollars is based upon TAIFX OFFER for three or six months, interest on drawdowns denominated in NTD is based upon Taipei Interbank Offered Rate (“TAIBOR”) for three or six months, and interest on drawdowns denominated in other currencies is based upon Mega Bank’s cost of borrowing plus a specified premium, subject to periodic adjustment and adjustment in certain other circumstances, such as failure to maintain a sufficient balance in a demand deposit account with Mega Bank which are subject to Mega Bank’s right of set off. Amounts borrowed are otherwise unsecured.

SMCI | 2025 Form 10-K | 89

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
On June 24, 2025, we, through our Taiwan subsidiary, entered into an Omnibus Credit Authorization Agreement (the “New Omnibus Credit Authorization Agreement”) with Mega International Commercial Bank (“Mega Bank”), which was substantially similar to the 2024 Omnibus Credit Authorization Agreement. The New Omnibus Credit Authorized Agreement also includes a sub-item credit limit of NTD 600.0 million as short-term loans for turnover. Interest on drawdowns denominated in US dollars is based upon TAIFX OFFER for three or six months, interest on drawdowns denominated in NTD is based upon TAIBOR for three or six months, and interest on drawdowns denominated in other currencies is based upon Mega Bank’s cost of borrowing plus a specified premium, subject to periodic adjustment and adjustment in certain other circumstances, such as failure to maintain a sufficient balance in a demand deposit account with Mega Bank which are subject to Mega Bank’s right of set off. Amounts borrowed are otherwise unsecured. During the loan period, our Taiwan subsidiary is required to maintain certain specified deposit balances with Mega Bank and we are required to maintain 100% direct or indirect share ownership of our Taiwan subsidiary. 100% of deposit needs to be pledged to Mega Bank for the amount of actual drawdown exceeding $30.0 million.

As of June 30, 2025 and 2024, the outstanding borrowings under the Mega Bank credit lines were $0.0 million and $50.0 million, respectively. As of June 30, 2025, the amount available for future borrowing under the Mega Bank credit lines was $50.0 million.

Mega Bank Term Loan Facilities

On September 13, 2021 (the “Mega Bank Effective Date”), we, through our Taiwan subsidiary, entered into a NTD 1,200.0 million credit facility (the “Mega Bank Credit Facility”) with Mega Bank. The Mega Bank Credit Facility will be used to support manufacturing activities (such as purchase of materials and components), and to provide medium-term working capital (the “Permitted Uses”). Drawdowns under the Mega Bank Credit Facility may be made through December 31, 2024, with the first drawdown date not later than November 5, 2021. The first drawdown date was on October 4, 2021. Drawdowns may be in amounts of up to 80% of Permitted Uses certified to the Bank in drawdown certificates. The interest rate is subject to adjustment in certain circumstances, such as events of default. Interest is payable monthly. Principal payments for amounts borrowed commence on the 15th day of the month following two years after the first drawdown and are repaid in monthly installments over a period of three years thereafter. The Mega Bank Credit Facility is unsecured and has customary default provisions permitting Mega Bank to reduce or cancel the extension of credit, or declare all principal and interest amounts immediately due and payable.

As of June 30, 2025 and 2024, the total outstanding borrowings under the Mega Bank Credit Facility were denominated in NTD and remeasured into U.S. dollars at $17.1 million and $27.6 million, respectively.

Yuanta Bank

Yuanta Bank Credit Lines (expired in May 2025)

On May 23, 2024, our Taiwan subsidiary entered into an Omnibus Credit Agreement and an additional agreement with Yuanta Commercial Bank Co., Ltd., securing credit lines up to NTD 1,550.0 million. The agreement allows for revolving borrowings, including: (i) Working Capital Loans up to NTD 1,550.0 million, (ii) Overseas Purchase Loans up to $50.0 million, and (iii) Export Loans up to $50.0 million.

As of June 30, 2024, there were no outstanding borrowings and on May 23, 2025, the agreement expired.

First Bank

First Bank Credit Lines

On April 26, 2024, our Taiwan subsidiary entered into a Credit Agreement and a Foreign Currency Agreement with First Commercial Bank Co., Ltd. (“First Bank”), providing a foreign currency working capital loan of up to $30.0 million including a sub-item credit limit of NTD 900.0 million on a revolving basis (the "First Bank Loan"). The loan terms, outlined in a Facility Letter from First Bank dated February 20, 2024, set the contract period from February 17, 2024, to February 17, 2025, with interest rates based on TAIFX or base rate plus a premium, depending on the currency.

SMCI | 2025 Form 10-K | 90

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

As of June 30, 2024, the outstanding borrowings under the First Bank credit lines were $28.1 million. The First Bank Loan was paid in full and expired on February 17, 2025.

The agreement was renewed on July 18, 2025. The credit lines are reduced from $30.0 million to $20.0 million, including a sub-item credit limit of NTD 600.0 million as short-term loans for turnover.

Future Payments Schedule

Principal payments on short-term and long-term debt obligations are due as follows (in thousands):

Fiscal Year:	Principal Payments
2026	$75,060
2027	19,576
2028	6,603
2029	5,862
2030	5,374
Total short-term and long-term debt	$112,475

As of June 30, 2025, we were in compliance with all the covenants for the revolving lines of credit and term loans identified in this Note 7, “Lines of Credit and Term Loans”.

Note 8. Convertible Notes

2029 Convertible Notes

In February 2024, we issued $1,725.0 million aggregate principal amount of 0.0% Convertible Senior Notes due 2029 (the “Original 2029 Convertible Notes”). On February 11, 2025, we entered into privately negotiated subscription agreements with certain holders of the Original 2029 Convertible Notes (the “Convertible Note SPAs”) to, among other things, amend certain terms of, and obtain waivers with respect to, the Original 2029 Convertible Notes and to issue $700.0 million aggregate principal amount of the 2028 Convertible Notes (as further described below). On February 12, 2025, pricing of the amended 2029 Convertible Notes and 2028 Convertible Notes was set pursuant to the Convertible Note SPAs, establishing a binding commitment by the parties to the Convertible Note SPAs. On February 20, 2025,we amended and supplemented that certain indenture governing the Original 2029 Convertible Notes (the “Original 2029 Notes Indenture”), dated as of February 27, 2024, by entering into a first supplemental indenture and a second supplemental indenture (the Original 2029 Notes Indenture, as so amended, the “2029 Convertible Notes Indenture”), in each case the 2029 Convertible Notes were amended to (i) bear interest from February 20, 2025 at an annual rate of 3.50%, payable semi-annually in arrears on each March 1 and September 1, beginning on September 1, 2025 and (ii) include an updated conversion rate of 11.9842 shares of our common stock per $1,000 principal amount of 2029 Convertible Notes which is equivalent to a conversion price of approximately $83.44 per share of our common stock, in each case subject to adjustment as set forth in 2029 Convertible Notes Indenture (such amendments, the “Amendments”). The 2029 Convertible Notes are convertible into cash, shares of our common stock, or a combination of cash and shares of common stock, at our election. The other terms of the 2029 Convertible Notes remained substantially unchanged. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $30.3 million was recognized in other income, net in the consolidated statements of operations during the year ended June 30, 2025.

Special interest will accrue on the 2029 Convertible Notes in the circumstances and at the rates described in the 2029 Convertible Notes Indenture. The debt issuance costs are amortized to interest expense.

SMCI | 2025 Form 10-K | 91

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Holders may convert their 2029 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2024, if the last reported sale price per share of our common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the 2029 Convertible Notes Indenture; (4) if we call such notes for redemption; and (5) at any time from, and including, September 1, 2028 until the close of business on the second scheduled trading day immediately before the maturity date irrespective of the circumstances in (1) - (4) above.

If we undergo a fundamental change (as defined in the 2029 Convertible Notes Indenture), subject to certain conditions, holders may require us to repurchase for cash all or any portion of their 2029 Convertible Notes, at a fundamental change repurchase price equal to 100% of the principal amount of the 2029 Convertible Notes to be repurchased, plus any accrued and unpaid special interest and additional interest, if any, up to, but excluding, the fundamental change repurchase date. In addition, following certain corporate events or if we issue a notice of redemption, it will, under certain circumstances, increase the conversion rate for holders who elect to convert their 2029 Convertible Notes in connection with such corporate event or during the relevant redemption period.

The 2029 Convertible Notes are redeemable, in whole or in part (subject to certain limitations), for cash at our option at any time, and from time to time, on or after March 1, 2027 and on or before the 20th scheduled trading day immediately before the maturity date, but only if the last reported sale price per share of our common stock exceeds 130% of the conversion price for a specified period of time. The redemption price will be equal to the principal amount of the notes to be redeemed, plus accrued and unpaid special and additional interest, if any, to, but excluding, the redemption date.

The 2029 Convertible Notes have customary provisions relating to the occurrence of “events of default” (as defined in the 2029 Convertible Notes Indenture). The occurrence of such events of default may result in the acceleration of all amounts due under the 2029 Convertible Notes.

The 2029 Convertible Notes are senior unsecured obligations for us and rank senior in right of payment to all of our existing and future senior unsecured indebtedness, and senior to any future subordinated indebtedness. As of June 30, 2025, none of the conditions permitting the holders of the 2029 Convertible Notes to convert their notes early had been met.

We accounted for the issuance of the 2029 Convertible Notes as a single liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives.

The carrying value of the 2029 Convertible Notes, net of unamortized issuance costs of $21.3 million, was $1,703.7 million as of June 30, 2025. Interest expense related to the amortization of debt issuance costs was $3.4 million and interest was $22.0 million for the year ended June 30, 2025. The effective interest rate is 3.86%. For the year ended June 30, 2024, the effective interest rate was 0.34%, and the interest expense related to the amortization of debt issuance costs was $1.9 million.

In February 2024, in connection with the issuance of the Original 2029 Convertible Notes, we entered into privately negotiated capped call transactions. These capped call instruments featured an initial strike price of $134.14 and a cap price of $195.10 per share, subject to adjustment. For accounting purposes, the capped call transactions were treated as separate equity-classified instruments, not embedded derivatives, and were recorded in stockholders’ equity at a cost of $142.1 million. On February 12, 2025, in connection with the Amendments, we also entered into agreements to amend certain terms of the privately negotiated capped call transactions (collectively and as amended, the “2029 Capped Call Transactions”) originally entered into with certain financial institutions (the “2029 Capped Call Counterparties”) on February 22, 2024. The amendments, among other things, make certain adjustments to the economic terms of the capped call transactions, including the strike price and cap price. The cap price, after giving effect to the amendments, is initially $94.17 per share of our common stock, and is subject to certain adjustments under the terms of the amended capped calls. The number of shares underlying the Capped Calls increased from 7.455 to 11.984 per $1,000 principal amount of 2029 Convertible Notes.

SMCI | 2025 Form 10-K | 92

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The 2029 Capped Call Transactions are expected generally to reduce the potential dilution to our common stock upon conversion of the 2029 Convertible Notes and/or offset any potential cash payments we are required to make in excess of the principal amount of the 2029 Convertible Notes, as the case may be, with such reduction and/or offset, in each case subject to a cap.

The amendment to the 2029 Capped Call Transactions did not change the recognition of the 2029 Capped Call Transactions as shareholders’ equity and did not result in any incremental value requiring recognition. The amended 2029 Convertible Notes and the amended 2029 Capped Call Transactions have been integrated for tax purposes. Accordingly, the premiums paid for the purchases of the Capped Calls are deductible for income tax purposes over the term of the Notes. A reduction of deferred tax assets of $18.5 million were recorded in stockholders’ equity to reflect the tax impact of the extinguishment and re-issuance of the 2029 Convertible Notes and the capped call transactions.

2028 Convertible Notes

On February 20, 2025, we issued $700.00 million aggregate principal amount of our 2.25% Convertible Senior Notes due 2028 (the “2028 Convertible Notes”) pursuant to an indenture by and between us and U.S. Bank Trust Company, National Association, as trustee (the “2028 Convertible Notes Indenture”). We incurred $16.3 million of issuance costs and fees payable to the placement agents. The 2028 Convertible Notes will mature on July 15, 2028, unless earlier repurchased, redeemed or converted.

The 2028 Convertible Notes bear interest from February 20, 2025 at an annual rate of 2.25%, payable semi-annually in arrears on each January 15 and July 15, beginning on July 15, 2025. The 2028 Convertible Notes are convertible into cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election, at an initial conversion rate of 16.3784 shares of our common stock per $1,000 principal amount of 2028 Convertible Notes, which is equivalent to an initial conversion price of approximately $61.06 per share of our common stock. The conversion rate is subject to customary adjustments for certain events as described in the 2028 Convertible Notes Indenture. We may pay special interest, if any, at its election as the sole remedy relating to a failure to comply with its reporting obligations and will be obligated to pay additional interest, if any, under the circumstances set forth in the 2028 Convertible Notes Indenture.

Holders may convert their 2028 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2025, if the last reported sale price per share of our common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “2028 Convertible Note measurement period”) in which the trading price per $1,000 principal amount of 2028 Convertible Notes for each trading day of the 2028 Convertible Note measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the 2028 Convertible Notes Indenture; (4) if we call the 2028 Convertible Notes for redemption; and (5) at any time from, and including, January 15, 2028 until the close of business on the second scheduled trading day immediately before the maturity date irrespective of the circumstances in (1) - (4) above.

If we undergoes a fundamental change (as defined in the 2028 Convertible Notes Indenture), subject to certain conditions, holders may require us to repurchase for cash all or any portion of their 2028 Convertible Notes, at a fundamental change repurchase price equal to 100% of the principal amount of the 2028 Convertible Notes to be repurchased, plus any accrued and unpaid interest, up to, but excluding, the fundamental change repurchase date. In addition, following certain corporate events or if we issue a notice of redemption, it will, under certain circumstances, increase the conversion rate for holders who elect to convert their 2028 Convertible Notes in connection with such corporate event or during the relevant redemption period.

The 2028 Convertible Notes are redeemable, in whole or in part (subject to certain limitations), for cash at our option at any time, and from time to time, on or after March 1, 2026 and on or before the 20th scheduled trading day immediately before the maturity date, but only if the last reported sale price per share of our common stock exceeds 150% of the conversion price for a specified period of time. The redemption price will be equal to the principal amount of the 2028 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
SMCI | 2025 Form 10-K | 93

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The 2028 Convertible Notes have customary provisions relating to the occurrence of “events of default” (as defined in the 2028 Convertible Notes Indenture). The occurrence of such events of default may result in the acceleration of all amounts due under the 2028 Convertible Notes.

The 2028 Convertible Notes are general unsecured obligations for us and rank senior in right of payment to all of our existing and future senior unsecured indebtedness, and senior to any future subordinated indebtedness. As of June 30, 2025, none of the conditions permitting the holders of the 2028 Convertible Notes to convert their notes early had been met.

We accounted for the issuance of the 2028 Convertible Notes as a single liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives.

The carrying value of the 2028 Convertible Notes, net of unamortized issuance costs of $14.6 million, was $685.4 million as of June 30, 2025. Interest expense related to the amortization of debt issuance costs was $1.7 million and for interest was $5.7 million for the year ended June 30, 2025. The effective interest rate is 2.97%.

2030 Convertible Notes

On June 23, 2025, we issued $2,300.0 million aggregate principal amount of 2030 Convertible Notes which included $300.0 million exercise in full of the overallotment option. We received net proceeds from the offering of approximately $2,256.0 million. We used approximately $182.2 million of the net proceeds to fund the cost of entering into the Capped Call Transactions described below. In addition, we used approximately $200.0 million of the net proceeds to repurchase 4,891,171 shares of its common stock, $0.001 par value per share from certain purchasers of the Convertible Notes (refer to Note 11, “Stock-based Compensation and Stockholders’ Equity” in the notes to the consolidated financial statements for further details).

The 2030 Convertible Notes will mature on June 15, 2030, unless earlier redeemed, repurchased or converted in accordance with their terms prior to such date. Prior to the close of business on the business day immediately preceding December 17, 2029, the 2030 Convertible Notes will be convertible only upon the satisfaction of certain conditions and during certain periods, and on and after December 17, 2029, at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, the 2030 Convertible Notes will be convertible regardless of these conditions. We will settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of the our common stock at the our election.

The 2030 Convertible Notes will not bear regular interest, and the principal amount of the note will not accrete. However, special interest and additional interest, if any, will accrue under the circumstances and at the rates set forth in the Indenture. The 2030 Convertible Notes will be convertible, at our election, into cash, shares of our common stock, or a combination of both, based on the applicable conversion rate at the time of conversion. The 2030 Convertible Notes will constitute senior, unsecured obligations for us and will rank equally in right of payment with our existing and future senior unsecured indebtedness, including its 2028 and 2029 convertible senior notes. The 2030 Convertible Notes were not eligible for conversion as of June 30, 2025.

Holders may convert their 2030 Convertible Notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2025, if the last reported sale price per share of our common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on our common stock, as described in the Indenture; (4) if we call such notes for redemption; and (5) at any time from, and including, December 17, 2029 until the close of business on the second scheduled trading day immediately before the maturity date irrespective of the circumstances in (1) - (4) above.

SMCI | 2025 Form 10-K | 94

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The initial conversion rate is 18.1154 shares per $1,000 principal amount of 2030 Convertible Notes, which represents an initial conversion price of approximately $55.20 per share, and is subject to adjustment in accordance with the terms of the Indenture.

If we undergoes a fundamental change (as defined in the 2030 Convertible Notes Indenture), subject to certain conditions, holders may require us to repurchase for cash all or any portion of their 2030 Convertible Notes, at a fundamental change repurchase price equal to 100% of the principal amount of the 2030 Convertible Notes to be repurchased, plus any accrued and unpaid interest, up to, but excluding, the fundamental change repurchase date. In addition, following certain corporate events or if we issue a notice of redemption, it will, under certain circumstances, increase the conversion rate for holders who elect to convert their 2030 Convertible Notes in connection with such corporate event or during the relevant redemption period.

The 2030 Convertible Notes are redeemable, in whole or in part (subject to certain limitations), for cash at our option at any time, and from time to time, on or after June 15, 2028 and on or before the 20th scheduled trading day immediately before the maturity date, but only if (i) the 2030 Convertible Notes are “freely tradable” (as defined in the 2030 Convertible Notes Indenture), and all accrued and unpaid additional interest, if any, has been paid, as of the date we send the related redemption notice and (ii) the last reported sale price per share of our common stock exceeds 130% of the conversion price for a specified period of time. The redemption price will be equal to the principal amount of the 2030 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

The 2030 Convertible Notes have customary provisions relating to the occurrence of “event of default” (as defined in the 2030 Convertible Notes Indenture). The occurrence of such events of default may result in the acceleration of all amounts due under the 2030 Convertible Notes.

We accounted for the issuance of the 2030 Convertible Notes as a single liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives.

The carrying value of the 2030 Convertible Notes, net of unamortized issuance costs of $43.9 million, was $2,256.1 million as of June 30, 2025. Interest expense related to the amortization of debt issuance costs was $0.1 million for the year ended June 30, 2025. The effective interest rate is 0.39%.

In connection with the 2030 Convertible Notes, we entered into privately negotiated capped call transactions (collectively, the “2030 Capped Call Transactions”) with certain financial institutions (the “2030 Capped Call Counterparties”). The 2030 Capped Call Transactions are expected generally to reduce potential dilution to holders of our common stock upon any conversion of the 2030 Convertible Notes and/or offset any potential cash payments we are required to make in excess of the principal amount of such converted 2030 Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap. The cap price of the 2030 Capped Call Transactions is initially $81.78 per share of common stock, representing a premium of 100% above the last reported sale price of $40.89 per share of common stock on June 23, 2025, and is subject to certain adjustments under the terms of the 2030 Capped Call Transactions.

The 2030 Capped Call Transactions will not affect any holder’s rights under the 2030 Convertible Notes. Holders of the 2030 Convertible Notes will not have any rights with respect to the 2030 Capped Call Transactions. As these transactions meet certain accounting criteria, the 2030 Capped Call Transactions of $182.2 million are recorded in stockholders’ equity and are not accounted for as derivatives. The 2030 Capped Call Transactions have been integrated for tax purposes. Accordingly, the premiums paid for the purchases of the 2030 Capped Call Transactions are deductible for income tax purposes over the term of the 2030 Convertible Notes, subject to limitations. Deferred tax assets of $43.0 million were recorded in stockholders' equity to reflect the tax impact of the issuance of the 2030 Convertible Notes and the 2030 Capped Call Transactions.

SMCI | 2025 Form 10-K | 95

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 9. Leases

We lease offices, warehouses and other premises, vehicles, and certain equipment under non-cancelable operating leases. Operating lease expense recognized, and supplemental cash flow information related to operating leases for the years ended June 30, 2025, 2024, and 2023 were as follows (in thousands):

	Years Ended June 30,
	2025	2024	2023
Operating lease expense (including expense for lease agreements with related parties of $742, $450, and $561 for the years ended June 30, 2025, 2024, and 2023, respectively)	$22,977	$9,983	$8,299
Cash payments for operating leases (including payments to related parties of $726, $406, and $524 for the years ended June 30, 2025, 2024, and 2023 , respectively)	$17,849	$9,343	$8,275
New operating lease assets obtained in exchange for operating lease liabilities	$276,170	$32,581	$3,197

During the years ended June 30, 2025, 2024 and 2023, our costs related to short-term lease arrangements for real estate and non-real estate assets were immaterial. Variable lease payments expensed in the years ended June 30, 2025, 2024, and 2023 were $3.4 million, $2.3 million, and $1.8 million, respectively.

As of June 30, 2025 and June 30, 2024, the Operating lease ROU assets recorded within other assets on the consolidated balance sheets were $293.7 million and $34.6 million, respectively.

As the interest rate in the lease contract is typically not readily available, we estimate the incremental borrowing rate considering credit notching approach based on information available at lease commencement. As of June 30, 2025, the weighted average remaining lease term for operating leases was 9.1 years and the weighted average discount rate was 5.8%. As of June 30, 2024, the weighted average remaining lease term for operating leases was 4.7 years and the weighted average discount rate was 5.1%. The short-term portion of the lease liability is included in accrued liabilities and the long-term portion of the lease liability is included in other long-term liabilities on the consolidated balance sheets.

SMCI | 2025 Form 10-K | 96

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
In June 2024, we entered into a lease agreement for a 21 megawatt (“MW”) data center co-location space located in Vernon, California (the “Data Center Space”) that will expire on October 31, 2035. We do not have an option to extend (or to terminate) the lease. The lease agreement consists of three tranches, with the first tranche of 6 MW having commenced on January 24, 2025, and the second tranche of 9 MW commenced on May 12, 2025 and the third tranche of 6 MW expected to commence in October 2025. The Data Center Space lease has escalating base rent due to base rate ($/MW/Month) increase in every 12 months from service commencement date. During the first twelve months of initial term, we have no obligation to pay base rent in excess of base rent ramp maximum amount. The ROU asset and lease liability associated with the commencement of three tranches totaling $211.9 million, were recorded during the year ended June 30, 2025. The lease agreement includes variable lease payments related to power consumption charges. Variable lease payments not dependent on a rate or index associated with our leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed as probable. Variable lease payments are presented as operating expenses in the consolidated statement of operations.

Simultaneously, we entered into a sublicense agreement with an unrelated party to sublease the entire space in Vernon, California (the “Sublicense”). The Sublicense term coincides with our Data Center Space lease. We accounted for the lease as an operating lease and the sublicense as a sublease under Accounting Standards Codification Topic 842, Leases. The Sublicense did not relieve our original obligation under the Data Center Space lease, and therefore we did not adjust the operating lease ROU asset and related liability. Sublicense income is recognized on a straight-line basis and the rental income is included in other income, net on the consolidated statements of operations. For the year ended June 30, 2025, we recorded $8.0 million rental income. As of June 30, 2025, the future total minimum sublicense receipts expected to be received are as follows (in thousands):

Fiscal Year:	Future minimum sublicense receipts(1)
2026	$24,684
2027	27,459
2028	28,255
2029	29,132
2030	30,006
2031 and beyond	169,980
Total sublicense receipts - Lessor	$309,516

(1) The table does not include amounts pertaining to leases that have not yet commenced.

The future undiscounted fixed non-cancelable payment obligation and future minimum sublicense receipts pertaining to the remaining tranche that has not yet commenced as of June 30, 2025 is approximately $117.7 million and $124.8 million, respectively.

We hold an equity investment of $92.5 million in the sub-licensee, which is classified under investments in privately held companies and recorded in other assets on the consolidated balance sheets. The sub-licensee does not meet the criteria of a related party. Additionally, the sub-licensee has been our customer, and we concluded that equity investment agreements and sub-licensing agreement are separate from revenue contracts as all transactions have been recorded at the respective fair values.

Additionally, the warehouse lease in San Jose, California commenced on May 1, 2025 for 66 months, expiring in October, 2030. In connection with this lease, we recorded $14.3 million ROU asset and lease liability to the consolidated balance sheets as of June 30, 2025.

SMCI | 2025 Form 10-K | 97

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Maturities of operating lease liabilities under non-cancelable operating lease arrangements as of June 30, 2025, were as follows (in thousands):

Fiscal Year:	Maturities of operating leases(1)
2026	$39,846
2027	43,938
2028	43,218
2029	43,635
2030	44,866
2031 and beyond	182,932
Total future lease payments	398,435
Less: Imputed interest	(96,878)
Present value of operating lease liabilities	301,557
Less: Current portion	(21,189)
Long-term portion of operating lease liabilities	$280,368

(1) The table does not include amounts pertaining to leases that have not yet commenced.

Related party leases

We have entered into lease agreements with related parties. See Note 10, “Related Party Transactions” in the notes to the consolidated financial statements for further discussion.

Note 10. Related Party Transactions

We have a variety of business relationships with Ablecom and Compuware, both of which are Taiwan-based corporations. Both Ablecom and Compuware are a major contract manufacturer for us and Compuware is also a distributor of our products. Ablecom’s Chief Executive Officer, Steve Liang, is the brother of Charles Liang, our President, Chief Executive Officer and Chairman of the Board. Steve Liang and his family members owned approximately 35.0% of Ablecom’s stock and Charles Liang and his spouse, Sara Liu, who is also an officer and director for us, collectively owned approximately 10.5% of Ablecom’s capital stock as of June 30, 2025. Bill Liang, a brother of both Charles Liang and Steve Liang, is a member of the Board of Directors of Ablecom. Bill Liang is also the Chief Executive Officer of Compuware, Chairman of Compuware’s Board of Directors and a holder of equity interest in Compuware. Steve Liang is also a member of Compuware’s Board of Directors and is an equity holder of Compuware. Neither Charles Liang nor Sara Liu own any capital stock of Compuware and we do not own any of Ablecom or Compuware’s capital stock. In addition, a sibling of Yih-Shyan (Wally) Liaw, who is our Senior Vice President, Business Development and a director of ours, owns approximately 11.7% of Ablecom’s capital stock and 8.7% of Compuware’s capital stock.

In October 2018, our Chief Executive Officer, Charles Liang, personally borrowed approximately $12.9 million from Chien-Tsun Chang, the spouse of Steve Liang. The loan is unsecured, has no maturity date and bore interest at 0.8% per month for the first six months, increased to 0.85% per month through February 28, 2020, and reduced to 0.25% per month effective March 1, 2020. The loan was originally made at Mr. Liang’s request to provide funds to repay margin loans to two financial institutions, which loans had been secured by shares of our common stock that he held. The lenders called the loans in October 2018, following the suspension of our common stock from trading on Nasdaq in August 2018 and the decline in the market price of our common stock in October 2018. As of June 30, 2025 and June 30, 2024, the amount due on the unsecured loan (including principal and accrued interest) was approximately $16.8 million and $16.4 million.

Dealings with Ablecom

We have entered into a series of agreements with Ablecom, including multiple product development, production and service agreements, credit agreements, product manufacturing agreements, manufacturing services agreements and lease agreements for warehouse space.
SMCI | 2025 Form 10-K | 98

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under these agreements, we outsource to Ablecom a portion of its design activities and a significant part of its server chassis manufacturing as well as an immaterial portion of other components. Ablecom manufactured approximately 95.4%, 93.6%, and 91.9% of the chassis purchased by us during fiscal years 2025, 2024, and 2023, respectively. With respect to design activities, Ablecom generally agrees to design certain agreed-upon products according to our specifications, and further agrees to build the tools needed to manufacture the products. We pay Ablecom for the design and engineering services, and further agree to pay Ablecom for the tooling. We retain full ownership of any intellectual property resulting from the design of these products and tooling.

With respect to the manufacturing aspects of the relationship, Ablecom purchases most of the materials needed to manufacture the chassis from third parties and we provide certain components used in the manufacturing process (such as power supplies) to Ablecom through consignment or sales transactions. Ablecom uses these materials and components to manufacture the completed chassis and then sell them back to us. For the components purchased from us, Ablecom sells the components back to us at a price equal to the price at which we sold the components to Ablecom. There is no revenue recognized by us from these transactions. We and Ablecom frequently review and negotiate the prices of the chassis we purchase from Ablecom. In addition to inventory purchases, we also incur other costs associated with design services, tooling and other miscellaneous costs from Ablecom.

Our exposure to financial loss as a result of our involvement with Ablecom is limited to potential losses on our purchase orders in the event of an unforeseen decline in the market price and/or demand of our products such that we incur a loss on the sale or cannot sell the products. Non-cancelable purchase orders from us to Ablecom on June 30, 2025 and 2024 were $30.6 million and $58.8 million, respectively, effectively representing the exposure to financial loss. We do not directly or indirectly guarantee any obligations of Ablecom, or any losses that the equity holders of Ablecom may suffer. Since Ablecom manufactures substantially all the chassis that we incorporate into its products, if Ablecom were to suddenly be unable to manufacture chassis for us, our business could suffer if we are unable to quickly qualify substitute suppliers who can supply high-quality chassis to us in volume and at acceptable prices. We have extended a $10.0 million trade credit line with a net 30 days payment terms to Ablecom through a credit agreement that outlines the terms and conditions governing their business dealings.

Dealings with Compuware

We appointed Compuware as a non-exclusive authorized distributor of our products in Taiwan, China, and Australia. Compuware assumes the responsibility of installing our products at the site of the end customer, if required, and administers customer support in exchange for a discount from our standard price for its purchases. From time to time, Compuware acts as a sales representative for us in exchange for a fee that is based on a percentage of net sales generated from customers introduced to us. The fee structure for Compuware is comparable to the fee structure offered to other sales representatives in the same geographic region.

We also have entered into a series of agreements with Compuware, including multiple product development, production and service agreements, product manufacturing agreements, and lease agreements for office space. We have extended a $65.0 million trade credit line with a net 60 days payment terms to Compuware through a credit agreement that outlines the terms and conditions governing their business dealings.

Under these agreements, we outsource to Compuware a portion of its design activities and a significant part of its power supplies manufacturing as well as an immaterial portion of other components. With respect to design activities, Compuware generally agrees to design certain agreed-upon products according to our specifications, and further agrees to build the tools needed to manufacture the products. We pay Compuware for the design and engineering services, and further agrees to pay Compuware for the tooling. We retain full ownership of any intellectual property resulting from the design of these products and tooling. With respect to the manufacturing aspects of the relationship, Compuware purchases most of the materials needed to manufacture the power supplies from outside markets and uses these materials to manufacture the products and then sell those products to us. We and Compuware frequently review and negotiate the prices of the power supplies we purchase from Compuware.

SMCI | 2025 Form 10-K | 99

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Compuware also manufactures motherboards, backplanes and other components used on printed circuit boards for us. We sell to Compuware most of the components needed to manufacture the above products. Compuware uses the components to manufacture the products and then sells the products back to us at a purchase price equal to the price at which we sold the components to Compuware, plus a “manufacturing value added” fee and other miscellaneous material charges and costs, including overhead and labor. There is no revenue recognized by us from these transactions. We and Compuware frequently review and negotiate the amount of the “manufacturing value added” fee that will be included in the price of the products we purchase from Compuware. In addition to the inventory purchases, we also incur costs associated with design services, tooling assets, and miscellaneous costs.

Our exposure to financial loss as a result of our involvement with Compuware is limited to potential losses on our purchase orders in the event of an unforeseen decline in the market price and/or demand of our products such that we incur a loss on the sale or cannot sell the products. Non-cancelable purchase orders from us to Compuware on June 30, 2025 and 2024 were $118.3 million and $93.5 million, respectively, effectively representing the exposure to financial loss. We do not directly or indirectly guarantee any obligations of Compuware, or any losses that the equity holders of Compuware may suffer.

During the fiscal year ended June 30, 2025, we agreed to pay a finder’s fee of approximately $1.6 million which represents 1% of the net sales from a customer referred to us by Compuware. This finder’s fee is consistent with market terms given Compuware's limited role and industry margins. The agreement doesn’t require us to absorb losses or provide subordinated financing.

Dealings with Leadtek Research Inc.

In October 2023, Ablecom and Compuware acquired an approximately 30% interest in Leadtek Research Inc. (“Leadtek”), a Taiwan company specializing in providing professional graphics cards and workstation solutions (the “Leadtek Investment”). Prior to the Leadtek Investment, none of our related parties had direct or indirect material interests in any transactions in which we were a participant with Leadtek. Commencing with the closing of the Leadtek Investment, Steve Liang and Bill Liang have served as two of the seven members of the Leadtek board of directors. At the time of Leadtek Investment, Leadtek was, and it continues to be, our authorized reseller. During the fiscal years ended 2025 and 2024, we engaged in transactions whereby we sold $0.7 million and $1.4 million of servers to Leadtek, and purchased $0.5 million and $2.1 million of graphic cards from Leadtek, respectively.

Dealings with Investment in a Corporate Venture

In October 2016, we entered into agreements pursuant to which we contributed certain technology rights in connection with an investment in a privately-held company (the “Corporate Venture”) located in China to expand our presence in China. The Corporate Venture is 30% owned by us and 70% owned by another company in China. The transaction was closed in the third quarter of the fiscal year ended June 30, 2017, and the investment is accounted for using the equity method. As such, the Corporate Venture is also a related party.

We monitor the investment for events or circumstances indicative of potential impairment and make appropriate reductions in carrying values if we determine that an impairment charge is required. As of June 30, 2025, we concluded the Corporate Venture would be divested in the fiscal year ending June 2026. We performed an impairment analysis on this investment and concluded the remaining carrying value of the equity investment of $6.7 million was impaired as of June 30, 2025. As of June 30, 2024, the carrying value of the equity investment of $4.6 million was recorded in other assets on the consolidated balance sheets, and was not impaired as of June 30, 2024.

We sold products worth $11.0 million, $21.8 million, and $24.2 million to the Corporate Venture in the fiscal years 2025, 2024, and 2023, respectively, and our share of intra-entity profits on the products that remained unsold by the Corporate Venture as of June 30, 2025 and June 30, 2024 have been eliminated and have reduced the carrying value of our investment in the Corporate Venture prior to impairment write-off. To the extent that the elimination of intra-entity profits reduces the investment balance below zero, such amounts are recorded within accrued liabilities. We had less than $0.1 million and $5.1 million due from the Corporate Venture in accounts receivable, net as of June 30, 2025 and 2024, respectively.

SMCI | 2025 Form 10-K | 100

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Other Transactions

For the fiscal year ended June 30, 2025, we had immaterial chargebacks from Green Earth Liang’s Inc. (“Green Earth”), an entity affiliated with our Chief Executive Officer. As of June 30, 2025, there was no balance due to and from Green Earth. For the fiscal year ended June 30, 2024, we had immaterial sales to and purchases from Green Earth. As of June 30, 2024, the amounts due to and from Green Earth were immaterial.

For the fiscal year ended June 30, 2025, we had no transactions directly or indirectly to Aeon Lighting Technology Inc. (“Aeon Lighting”). Aeon Lighting is a company which is owned more than 10% by James Liang, a brother of our Chief Executive Officer. James Liang is also a director of Aeon Lighting and serves as the Chief Executive Officer of such entity. For the fiscal year ended June 30, 2024, we had immaterial sales of products indirectly to Aeon Lighting. As of June 30, 2025 and 2024, amount due from Aeon Lighting were none and immaterial, respectively.

In June 2025, we invested $6.0 million and acquired an approximately 11% interest in Ampera, Inc. (“Ampera”), a clean energy technology company focused on the development and deployment of advanced battery storage solutions. This investment is accounted for as a non-marketable security, see Note 3, “Non-marketable Equity Securities”. We represent approximately 33% on the board of directors as we have one board of director seat on a board of three. With the combination of our 11% equity interest and board representation, we have the ability to exercise significant influence over the operating and financial policies of Ampera. For the fiscal year ended June 30, 2025, we had no sale or purchases transactions with Ampera. As of June 30, 2025, there was no balance due to and from Ampera.

We had the following balances related to transactions with our related parties as of the fiscal years ended June 30, 2025, 2024, and 2023 (in thousands):

	Accounts receivable	Other receivables (1)	Accounts payable	Accrued liabilities (2)	Other long-term liabilities (3)
Ablecom
Year Ended June 30, 2025	$1	$1,059	$55,460	$753	$114
Year Ended June 30, 2024	$1	$1,927	$98,629	$—	$—
Year Ended June 30, 2023	$2	$2,841	$35,711	$1,230	$—
Compuware
Year Ended June 30, 2025	$285	$12,686	$74,292	$291	$494
Year Ended June 30, 2024	$142	$10,012	$66,436	$170	$—
Year Ended June 30, 2023	$3,528	$24,891	$53,423	$12,787	$—
Corporate Venture
Year Ended June 30, 2025	$30	$—	$—	$—	$—
Year Ended June 30, 2024	$5,075	$—	$—	$—	$—
Year Ended June 30, 2023	$1,943	$—	$—	$—	$—
Leadtek
Year Ended June 30, 2025	$77	$—	$—	$—	$—
Year Ended June 30, 2024	$976	$—	$230	$—	$—
Year Ended June 30, 2023	$—	$—	$—	$—	$—
Total
Year Ended June 30, 2025	$393	$13,745	$129,752	$1,044	$608
Year Ended June 30, 2024	$6,194	$11,939	$165,295	$170	$—
Year Ended June 30, 2023	$5,473	$27,732	$89,134	$14,017	$—

(1) Other receivables includes receivables from vendors included in prepaid expenses and other current assets.
(2) Includes current portion of operating lease liabilities included in accrued liabilities.
(3) Other long-term liabilities includes non-current portion of lease liabilities.

SMCI | 2025 Form 10-K | 101

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Our results from transactions with our related parties for each of the fiscal years ended June 30, 2025, 2024, and 2023, are as follows (in thousands):

	Net sales	Cost of sales	Research and development	Sales and marketing	Purchases of fixed assets
Ablecom
Year Ended June 30, 2025	$317	$321,866	$5,026	$—	$18,659
Year Ended June 30, 2024	$11	$269,256	$4,513	$—	$11,990
Year Ended June 30, 2023	$8	$167,801	$4,439	$—	$7,691
Compuware
Year Ended June 30, 2025	$30,238	$328,258	$1,686	$1,649	$558
Year Ended June 30, 2024	$46,618	$280,801	$1,377	$—	$163
Year Ended June 30, 2023	$36,286	$216,961	$1,738	$—	$273
Corporate Venture
Year Ended June 30, 2025	$11,027	$—	$—	$—	$—
Year Ended June 30, 2024	$21,806	$—	$—	$—	$—
Year Ended June 30, 2023	$24,243	$—	$—	$—	$—
Leadtek
Year Ended June 30, 2025	$677	$534	$—	$—	$—
Year Ended June 30, 2024	$1,356	$2,079	$—	$—	$—
Year Ended June 30, 2023	$—	$—	$—	$—	$—
Total
Year Ended June 30, 2025	$42,259	$650,658	$6,712	$1,649	$19,217
Year Ended June 30, 2024	$69,791	$552,136	$5,890	$—	$12,153
Year Ended June 30, 2023	$60,537	$384,762	$6,177	$—	$7,964

SMCI | 2025 Form 10-K | 102

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Our cash flow impact from transactions with our related parties for the fiscal years ended June 30, 2025, 2024, and 2023, are as follows (in thousands):

	Changes in accounts receivable	Changes in prepaid expenses and other assets	Changes in accounts payable	Changes in accrued liabilities	Changes in other long-term liabilities	Cash payment for property, plant, and equipment	Unpaid property, plant, and equipment
Ablecom
Year Ended June 30, 2025	$—	$868	$(43,169)	$753	$114	$17,119	$3,879
Year Ended June 30, 2024	$1	$914	$62,918	$(1,230)	$—	$10,428	$2,339
Year Ended June 30, 2023	$—	$1,975	$(6,752)	$(2,301)	$—	$7,498	$777
Compuware
Year Ended June 30, 2025	$(143)	$(2,674)	$7,856	$121	$494	$558	$—
Year Ended June 30, 2024	$3,386	$14,879	$13,013	$(12,617)	$(178)	$197	$—
Year Ended June 30, 2023	$(3,124)	$(5,295)	$8,531	$(2,358)	$(321)	$346	$33
Corporate Venture
Year Ended June 30, 2025	$5,045	$—	$—	$—	$—	$—	$—
Year Ended June 30, 2024	$(3,132)	$—	$—	$—	$—	$—	$—
Year Ended June 30, 2023	$6,049	$—	$—	$—	$—	$—	$—
Leadtek
Year Ended June 30, 2025	$899	$—	$(230)	$—	$—	$—	$—
Year Ended June 30, 2024	$(976)	$—	$230	$—	$—	$—	$—
Year Ended June 30, 2023	$—	$—	$—	$—	$—	$—	$—
Total
Year Ended June 30, 2025	$5,801	$(1,806)	$(35,543)	$874	$608	$17,677	$3,879
Year Ended June 30, 2024	$(721)	$15,793	$76,161	$(13,847)	$(178)	$10,625	$2,339
Year Ended June 30, 2023	$2,925	$(3,320)	$1,779	$(4,659)	$(321)	$7,844	$810

Note 11. Stock-based Compensation and Stockholders’ Equity

Preferred Stock

We have 10,000,000 shares of undesignated preferred stock, $0.001 par value per share, authorized but not issued with rights and preferences determined by our Board of Directors at the time of issuance of such shares. As of June 30, 2025 and 2024, there were no shares of preferred stock issued and outstanding.

Common Stock

We may issue up to 1,000,000,000 shares of common stock, $0.001 par value per share. The holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders.

Equity Incentive Plan

On June 5, 2020, our stockholders approved the 2020 Equity and Incentive Compensation Plan (the “Original 2020 Plan”). The maximum number of shares available under the Original 2020 Plan was 50,000,000 plus 10,450,000 shares of common stock that remained available for future awards under the 2016 Equity Incentive Plan (the “2016 Plan”), at the time of adoption of the Original 2020 Plan. No other awards can be granted under the 2016 Plan and 72,460,000 shares of common stock remained reserved for outstanding awards issued under the 2016 Plan at the time of adoption of the Original 2020 Plan. On May 18, 2022, our stockholders approved an amendment and restatement of the Original 2020 Plan which, among other things, increased the number of shares available for award under the 2020 Plan by an additional 20,000,000 shares.

On January 22, 2024, our stockholders approved a further amendment and restatement of the Original 2020 Plan (as amended and restated from time to time, the “2020 Plan”) which, among other things, further increased the number of shares available for award under the 2020 Plan by an additional 15,000,000 shares.
SMCI | 2025 Form 10-K | 103

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On June 4, 2025, our stockholders approved a further amendment and restatement of the Original 2020 Plan (as amended and restated from time to time, the “2020 Plan”) which, among other things, further increased the number of shares available for award under the 2020 Plan by an additional 18,000,000 shares.

Under the 2020 Plan, we can grant stock options, stock appreciation rights, restricted stock, RSUs, performance shares, performance units, dividend equivalents, and certain other awards, including those denominated or payable in, or otherwise based on, our common stock. The exercise price per share for incentive stock options granted to employees owning shares representing more than 10% of our outstanding voting stock at the time of grant cannot be less than 110% of the fair value of the underlying shares on the grant date. Nonqualified stock options and incentive stock options granted to all other persons are granted at a price not less than 100% of the fair value. Options generally expire ten years after the date of grant. Stock options and RSUs generally vest over four years; 25% at the end of one year and one sixteenth per quarter thereafter.

As of June 30, 2025, we had 17,217,058 authorized shares available for future issuance under the 2020 Plan.

Offerings of Common Stock

On December 5, 2023, we completed a public offering of 24,158,050 shares of our common stock at $26.20 per share, with 23,151,050 shares sold by us and 1,007,000 shares sold by selling stockholders.

We received net proceeds of approximately $582.8 million, after deducting underwriting discounts and commissions and offering expenses payable by us. We did not receive any proceeds from the sale of the shares of common stock by the selling stockholders.

On March 22, 2024, we completed a public offering of 20,000,000 shares of our common stock at $87.50 per share. We received net proceeds of $1,731.5 million, after deducting underwriting discounts and commissions and offering expenses payable by us.

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

The share repurchase program was effective until January 31, 2024, at which time the remaining un-utilized portion of such program expired. No shares were repurchased under the share repurchase program during the fiscal year ended June 30, 2024.

In June 2025, we repurchased 4,891,171 shares of our common stock for an aggregate purchase price of approximately $200.0 million. The repurchased shares were subsequently retired. The repurchase was conducted concurrently with our offering of the 2030 Convertible Notes, in privately negotiated transactions with certain purchasers of the 2030 Convertible Notes. The transactions were effected through one of the initial purchasers of the 2030 Convertible Notes or our affiliates, in each case, acting as our agent. The repurchase price was $40.89 per share, which represented the closing trading price of our common stock on June 23, 2025, the date on which the 2030 Convertible Notes were priced.

This repurchase was conducted outside of a publicly announced repurchase plan or program, and was not made pursuant to a Rule 10b5-1 trading plan or under the Rule 10b-18 safe harbor. We have not adopted any publicly announced repurchase plans or programs, and no such plans were in effect during fiscal year 2025.

SMCI | 2025 Form 10-K | 104

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Determining Fair Value

The fair value of our RSUs are based on the closing market price of our common stock on the date of grant. We estimate the fair value of stock options granted using the Black-Scholes option pricing model. This fair value is then amortized ratably over the requisite service periods of the awards, which is generally the vesting period. The key inputs in using the Black-Scholes-option-pricing model were as follows:

Expected Term—Our expected term represents the period that our stock-based awards are expected to be outstanding and was determined based on our historical experience.

Expected Volatility—Expected volatility is based on our implied and historical volatility.

Expected Dividend—The Black-Scholes valuation model calls for a single expected dividend yield as an input and the we have no plans to pay dividends.

Risk-Free Interest Rate—The risk-free interest rate used in the Black-Scholes valuation method is based on the United States Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.

The fair value of stock option grants for the fiscal years ended June 30, 2025, 2024, and 2023 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Years Ended June 30,
	2025	2024	2023
Risk-free interest rate	3.82% - 4.39%	4.01% - 4.78%	2.81% - 4.25%
Expected term	3.00 years - 5.98 years	3.00 years - 5.99 years	6.07 years
Dividend yield	—%	—%	—%
Volatility	63.67% - 95.28%	56.87% - 64.55%	50.62% - 53.47%
Weighted-average fair value of options	$26.94	$28.58	$6.21

The following table shows total stock-based compensation expense included in the consolidated statements of operations for the fiscal years ended June 30, 2025, 2024, and 2023 (in thousands):

	Years Ended June 30,
	2025	2024	2023
Cost of sales	$24,505	$15,864	$4,574
Research and development	195,444	114,895	30,736
Sales and marketing	37,784	21,195	4,599
General and administrative	56,719	79,553	14,524
Stock-based compensation expense before taxes	314,452	231,507	54,433
Income tax impact	(75,562)	(92,810)	(18,106)
Stock-based compensation expense, net	$238,890	$138,697	$36,327

SMCI | 2025 Form 10-K | 105

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
During the year ended June 30, 2025, stock-based compensation expense capitalized to our consolidated balance sheets was $0.5 million. During the year ended June 30, 2024 and 2023, there was no stock-based compensation expense capitalized to our consolidated balance sheets.

Stock Option Activity

2021 CEO Performance Award

In March 2021, our Compensation Committee of the Board of Directors (the “Compensation Committee”) approved the grant of a stock option award for 10,000,000 shares of common stock to our CEO (the “2021 CEO Performance Stock Option”). As of June 30, 2025, the 2021 CEO Performance Stock Option had fully vested based upon achievement of operational and stock price milestones as follows:

Annualized Revenue Milestone (in billions)	Achievement Status	Stock Price Milestone	Achievement Status
$4.0	Achieved	$4.50	Achieved (1)
$4.8	Achieved	$6.00	Achieved (2)
$5.8	Achieved	$7.50	Achieved (3)
$6.8	Achieved	$9.50	Achieved (4)
$8.0	Achieved	$12.00	Achieved (5)

(1) The vesting of the first tranche of 2,000,000 option shares under the 2021 CEO Performance Stock Option, representing one-fifth of such award, was certified by our Compensation Committee in August 2022.
(2) The vesting of the second tranche of 2,000,000 option shares under the 2021 CEO Performance Stock Option representing one-fifth of such award was certified by our Compensation Committee in October 2022.
(3) The vesting of the third tranche of 2,000,000 option shares under the 2021 CEO Performance Stock Option representing one-fifth of such award was certified by our Compensation Committee in January 2023.
(4) The vesting of the fourth tranche of 2,000,000 option shares under the 2021 CEO Performance Stock Option representing one-fifth of such award was certified by our Compensation Committee in September 2023.
(5) The vesting of the fifth tranche of 2,000,000 option shares under the 2021 CEO Performance Stock Option representing one-fifth of such award was certified by our Compensation Committee in February 2024.

During the fiscal year ended June 30, 2025, we did not recognize compensation expense related to the 2021 CEO Performance Stock Option. During the fiscal year ended June 30, 2024, we recognized compensation expense related to the 2021 CEO Performance Stock Option of $0.7 million. As of June 30, 2025 and 2024, we had no unrecognized compensation cost related to the 2021 CEO Performance Stock Option.

2023 CEO Performance Award

In November 2023, the Compensation Committee approved the grant of a stock option award for 5,000,000 shares of common stock to our CEO (the “2023 CEO Performance Stock Option”). The 2023 CEO Performance Stock Option has five vesting tranches with a vesting schedule based entirely on the attainment of operational milestones (performance conditions) and market conditions, assuming (1) continued employment either as the CEO or in such capacity as agreed upon between our CEO and the Board and (2) service through each vesting date. Each of the five vesting tranches of the 2023 CEO Performance Stock Option will vest upon certification by the Compensation Committee that both (i) the market price milestone for such tranche, which begins at $45.00 per share for the first tranche and increases up to $110.00 per share thereafter (based on a 60 trading day average stock price), has been achieved, and (ii) any one of five operational milestones focused on total revenue, as reported under U.S. GAAP, have been achieved for the previous four consecutive fiscal quarters. Upon vesting and exercise, including the payment of the exercise price of $45.00 per share, prior to November 14, 2026, our CEO must hold shares that he acquires until November 14, 2026, other than those shares sold pursuant to a cashless exercise where shares are simultaneously sold to pay for the exercise price and any required tax withholding.

SMCI | 2025 Form 10-K | 106

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The achievement status of the operational and stock price milestones as of June 30, 2025 was as follows:

Annualized Revenue Milestone (in billions)(1)	Achievement Status	Stock Price Milestone(1)	Achievement Status
$13.0	Achieved (6)	$45	Achieved (2)
$15.0	Achieved (7)	$60	Achieved (3)
$17.0	Achieved (8)	$75	Achieved (4)
$19.0	Achieved (9)	$90	Achieved (5)
$21.0	Achieved (10)	$110	Not yet achieved

(1) Under the terms of the 2023 CEO Performance Stock Option, the annualized revenue milestones and stock price milestones set forth in the table above must be achieved by December 31, 2028 and March 31, 2029, respectively.
(2) On March 2, 2024, the Compensation Committee certified achievement of the $45 stock price milestone based upon the 60 trading day average stock price from November 29, 2023 through February 26, 2024.
(3) On April 1, 2024, the Compensation Committee certified achievement of the $60 stock price milestone based upon the 60 trading day average stock price from December 15, 2023 through March 13, 2024.
(4) On April 1, 2024, the Compensation Committee certified achievement of the $75 stock price milestone based upon the 60 trading day average stock price from January 4, 2024 through April 1, 2024.
(5) On May 5, 2024, the Compensation Committee certified achievement of the $90 stock price milestone based upon the 60 trading day average stock price from January 31, 2024 through April 25, 2024.
(6) On February 27, 2025, the Compensation Committee certified achievement of the $13.0 billion revenue milestone based on our previous four consecutive fiscal quarters revenue as of June 30, 2024.
(7) On April 22, 2025, the Compensation Committee certified achievement of the $15.0 billion revenue milestone based on our previous four consecutive fiscal quarters revenue as of September 30, 2024.
(8) On April 22, 2025, the Compensation Committee certified achievement of the $17.0 billion revenue milestone based on our previous four consecutive fiscal quarters revenue as of September 30, 2024.
(9) On April 22, 2025, the Compensation Committee certified achievement of the $19.0 billion revenue milestone based on our previous four consecutive fiscal quarters revenue as of December 31, 2024.
(10) On August 26, 2025, the Compensation Committee certified achievement of the $21.0 billion revenue milestone based on our previous four consecutive fiscal quarters revenue as of March 31, 2025.

During the fiscal years ended June 30, 2025 and 2024, we recognized compensation expense related to the 2023 CEO Performance Stock Option of $13.4 million and $49.1 million. As of June 30, 2025, we had $5.5 million in unrecognized compensation cost related to the 2023 CEO Performance Stock Option. The unrecognized compensation cost as of June 30, 2025 is expected to be recognized over a period of 1.5 years.

On the respective grant dates of each of the 2021 CEO Performance Award and the 2023 CEO Performance Award, a Monte Carlo simulation was used to determine for each tranche of each award (i) a fixed expense amount for such tranche and (ii) the future time when the market price milestone for such tranche was expected to be achieved, or its “expected market price milestone achievement time.” Separately, based on a subjective assessment of our future financial performance, each quarter, we will determine, using a Monte Carlo simulation, whether achievement is probable for each operational milestone that has not previously been achieved or deemed probable of achievement, and, if so, the future time when we expect to achieve that operational milestone, or its “expected operational milestone achievement time.” When we first determine that an operational milestone has become probable of being achieved, we will allocate the entire expense for the related tranche over the number of quarters between the grant date and the then-applicable “expected vesting time.” The “expected vesting time” at any given time is the later of (i) the expected operational milestone achievement time (if the related operational milestone has not yet been achieved) and (ii) the expected market price milestone achievement time (if the related market price milestone has not yet been achieved). We will immediately recognize a catch-up expense for all accumulated expenses from the respective grant date through the quarter in which the operational milestone was first deemed probable of being achieved. Each quarter thereafter, we will recognize the prorated portion of the then-remaining expense for the tranche based on the number of quarters between such quarter and the then-applicable expected vesting time, except that upon vesting of a tranche, all remaining expenses for that tranche will be immediately recognized.

SMCI | 2025 Form 10-K | 107

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes stock option activity during the fiscal year ended June 30, 2025, under all plans:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Balance as of June 30, 2024	35,443,550	$17.57	$—	—	$—
Granted	5,302,345	$41.34	$26.94	—	$—
Exercised	(4,963,846)	$5.05	$—	—	$—
Forfeited/Cancelled	(933,916)	$36.13	$—	—	$—
Balance as of June 30, 2025	34,848,133	$22.47	$—	6.99	$988,321
Options exercisable as of June 30, 2025	23,287,734	$15.12	$—	6.15	$802,643

As of June 30, 2025, $221.3 million of unrecognized compensation cost related to stock options and CEO performance stock options is expected to be recognized over a weighted-average period of 2.65 years.

For the fiscal year ended June 30, 2025, the tax benefit from options exercised was $28.3 million. The total pretax intrinsic value of options exercised during the fiscal years ended June 30, 2025, 2024, and 2023 was $182.9 million, $475.0 million, and $110.1 million, respectively. In fiscal year 2025, we withheld 765,888 shares upon the exercise of stock options with value equivalent to the sum of the aggregate exercise price for the total number of shares exercised plus the minimum amount we were required to withhold to satisfy our statutory tax withholding obligations upon such exercise. No shares were withheld from option exercises in fiscal years 2024 and 2023. Total payments to tax authorities to satisfy our minimum withholding obligations were $27.2 million in fiscal year 2025 and none in fiscal years 2024 and 2023. These payments are reflected as a financing activity within the consolidated statements of cash flows. Pursuant to the terms of the 2020 Plan, shares withheld in connection with net-share settlements are not added back to the 2020 Plan.

Additional information regarding options outstanding as of June 30, 2025, is as follows:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Exercise Price Per Share	Number Exercisable	Weighted- Average Exercise Price Per Share
$1.30 - $3.55	3,835,044	3.41	$2.60	3,754,804	$2.58
$3.79 - $4.24	2,180,490	6.20	$3.97	1,678,060	$3.95
$4.50 - $4.50	10,000,000	5.67	$4.50	10,000,000	$4.50
$5.22 - $26.26	4,371,204	7.64	$12.37	1,989,440	$11.71
$27.80 - $33.76	4,230,639	8.83	$31.79	1,055,280	$33.45
$36.00 - $42.95	528,389	9.82	$36.01	—	$—
$45.00 - $45.00	5,000,000	8.38	$45.00	4,000,000	$45.00
$45.32 - $69.80	3,058,127	9.20	$52.74	389,520	$51.77
$76.19 - $76.19	1,527,480	8.74	$76.19	391,450	$76.19
$78.27 - $78.27	116,760	8.84	$78.27	29,180	$78.27
$1.30 - $78.27	34,848,133	6.99	$22.47	23,287,734	$15.12

SMCI | 2025 Form 10-K | 108

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
RSU Activity

The following table summarizes RSU activity during the fiscal year ended June 30, 2025 under all plans:

	Time-based RSUs Outstanding	Weighted Average Grant-Date Fair Value per Share
Balance as of June 30, 2024	21,272,990	$24.19
Granted	10,621,254	$40.92
Vested	(9,927,956)	$19.92
Forfeited	(1,537,641)	$34.16
Balance as of June 30, 2025	20,428,647	$34.22

As of June 30, 2025, $610.1 million of unrecognized compensation cost related to unvested RSUs is expected to be recognized over a weighted-average period of 2.51 years.

Total fair value of RSUs vested as of the respective vesting dates for the fiscal years ended June 30, 2025, 2024, and 2023 was approximately $197.8 million, $105.2 million, and $37.6 million, respectively.

The total pretax intrinsic value of RSUs vested was $376.9 million, $563.0 million, and $95.0 million for the fiscal years ended June 30, 2025, 2024, and 2023, respectively. In fiscal years 2025, 2024, and 2023, we withheld 3,008,315, 3,142,910, and 3,047,520 RSUs with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes from the vesting and release of 9,927,956, 10,340,470, and 9,936,350 RSUs, respectively, and remitted the cash to the appropriate taxing authorities. The total shares withheld were based on the value of the equity awards on their respective vesting dates as determined by our closing stock price. Total payments for the employees’ tax obligations to tax authorities were $115.3 million, $174.4 million, and $28.2 million for the fiscal years ended June 30, 2025, 2024, and 2023, respectively, and are reflected as a financing activity within the consolidated statements of cash flows. Pursuant to the terms of the 2020 Plan, shares withheld in connection with net-share settlements are not added back to the 2020 Plan.

Note 12. Income Taxes

The components of income before income tax provision for the fiscal years ended June 30, 2025, 2024, and 2023 are as follows (in thousands):

	Years Ended June 30,
	2025	2024	2023
United States	$1,064,753	$1,110,906	$632,237
Foreign	147,163	103,233	122,060
Income before income tax provision	$1,211,916	$1,214,139	$754,297

SMCI | 2025 Form 10-K | 109

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The income tax provision for the fiscal years ended June 30, 2025, 2024, and 2023, consists of the following (in thousands):

	Years Ended June 30,
	2025	2024	2023
Current:
Federal	$266,228	$173,838	$149,217
State	36,749	20,969	23,096
Foreign	68,512	36,986	31,063
	371,489	231,793	203,376
Deferred:
Federal	(161,039)	(162,286)	(80,975)
State	(11,983)	(5,405)	(9,633)
Foreign	(41,616)	(808)	(2,102)
	(214,638)	(168,499)	(92,710)
Income tax provision	$156,851	$63,294	$110,666

Our net deferred tax assets as of June 30, 2025 and 2024 consist of the following (in thousands):

	June 30,
	2025	2024
Capitalized research and development costs	$334,534	$240,489
Research and development credits	76,013	56,707
Deferred revenue	64,119	35,815
Convertible Notes	52,552	31,819
Inventory valuation	87,373	33,255
Stock-based compensation	32,301	16,389
Lease obligations	67,620	7,274
Warranty accrual	3,585	3,737
Accrued vacation and bonus	6,733	3,668
Bad debt and other reserves	4,809	2,597
Marketing fund accrual	4,388	2,102
Other	24,581	4,910
Total gross deferred income tax assets	758,608	438,762
Less valuation allowance	(78,934)	(59,841)
Total deferred tax assets	679,674	378,921
Right of use asset	(65,946)	(7,005)
Depreciation and amortization	(6,312)	(6,744)
Total deferred tax liabilities	(72,258)	(13,749)
Deferred income tax assets, net	$607,416	$365,172

SMCI | 2025 Form 10-K | 110

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
We assess our deferred tax assets for recoverability on a regular basis, and where applicable, a valuation allowance is recorded to reduce the total deferred tax asset to an amount that will, more likely than not, be realized in the future. As of June 30, 2025, we believe that most of its deferred tax assets are “more-likely-than not” to be realized with the exception of state research and development tax credits and unrealized capital losses that have not met the “more-likely than not” realization threshold criteria. As a result, at June 30, 2025, the gross excess credits of $96.2 million, or net of federal tax benefit of $76.0 million, were subject to a full valuation allowance. At June 30, 2024, the gross excess credits of $71.8 million, or net of federal tax benefit of $56.7 million, were subject to a full valuation allowance. The change in valuation allowance is $19.1 million and $23.2 million for the fiscal years ended June 30, 2025 and 2024, respectively. We will continue to review its deferred tax assets in accordance with the applicable accounting standards. The net deferred tax assets balance as of June 30, 2025 and 2024 was $607.4 million and $365.2 million, respectively.

The following is a reconciliation for the fiscal years ended June 30, 2025, 2024, and 2023, of the statutory rate to our effective federal tax rate:

	Years Ended June 30,
	2025	2024	2023
Income tax provision at statutory rate	21.0%	21.0%	21.0%
State income tax, net of federal tax benefit	1.1	1.0	1.1
Foreign rate differential	0.5	0.2	0.8
Research and development tax credit	(3.8)	(6.0)	(3.3)
Uncertain tax positions, net of (settlement) with Tax Authorities	0.1	1.1	0.1
Foreign derived intangible / Subpart F income inclusion	(2.5)	(2.2)	(1.9)
Stock-based compensation	(4.5)	(11.8)	(3.4)
Provision to return true-up	(0.1)	(0.1)	(0.1)
Officer Comp IRC section 162(m) limitation	0.9	1.8	0.2
Others, net	0.2	0.2	0.2
Effective tax rate	12.9%	5.2%	14.7%

As of June 30, 2025, we had state research and development tax credit carryforwards of $126.3 million. The state research and development tax credits will carry forward indefinitely to offset future state income taxes.

SMCI | 2025 Form 10-K | 111

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes the activity related to the unrecognized tax benefits (in thousands):

Gross* Unrecognized Income Tax Benefits
Balance at June 30, 2022	$38,001
Gross increases:
For current year’s tax positions	6,632
For prior years’ tax positions	1,616
Gross decreases:
Decreases due to settlements with taxing authority	(2,077)
Decreases due to lapse of statute of limitations	(1,429)
Balance at June 30, 2023	42,743
Gross increases:
For current year’s tax positions	19,577
For prior years’ tax positions	3,076
Gross decreases:
Decreases due to settlements with taxing authority	(8,981)
Decreases due to lapse of statute of limitations	(2,974)
Balance at June 30, 2024	53,441
Gross increases:
For current year’s tax positions	12,283
For prior years’ tax positions	2,333
Gross decreases:
Decreases due to settlements with taxing authority	(2,782)
Decreases due to lapse of statute of limitations	(3,706)
Balance at June 30, 2025	$61,569

*Excludes interest, penalties, federal benefit of state reserves

We had gross unrecognized tax benefits of $61.6 million, $53.4 million and $42.7 million as of June 30, 2025, 2024, and 2023, respectively.

For fiscal year 2025 and 2024, total unrecognized income tax benefits were $30.9 million, and $28.6 million, respectively, if recognized, would affect the effective tax rate.

Our policy is to include interest and penalties related to unrecognized tax benefits within the income tax provision in the consolidated statements of operations. As of June 30, 2025 and 2024, we had accrued $5.0 million and $4.4 million for the payment of interest and penalties relating to unrecognized tax benefits, respectively. The impact of interest and penalties on our income tax provision was immaterial for the fiscal years ended June 30, 2025, and June 30, 2024.

We believe that we have adequately provided reserves for all uncertain tax positions; however, amounts asserted by tax authorities could be greater or less than our current position. Accordingly, our provision on federal, state and foreign tax related matters to be recorded in the future may change as revised estimates are made or as the underlying matters are settled or otherwise resolved.

SMCI | 2025 Form 10-K | 112

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
We are subject to taxation and files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The federal statute of limitations remains open in general for tax years ended June 30, 2022 and after. Various states statute of limitations remains open in general for tax years ended June 30, 2021 and after. Certain statutes of limitations in major foreign jurisdictions remain open in general for the tax years ended June 30, 2020 and after. It is reasonably possible that our gross unrecognized tax benefits will decrease by approximately $4.1 million, in the next 12 months, due to the lapse of the statute of limitations. These adjustments, if recognized, would positively impact our effective tax rate, and would be recognized as additional tax benefits.

Subsequent to June 30, 2025, the OBBBA was enacted in the U.S. on July 4, 2025. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements.

Note 13. Commitments and Contingencies

Litigation and claims

On August 30, 2024, three putative class action complaints were filed against us, the Company’s Chief Executive Officer, and the Company’s Chief Financial Officer in the U.S. District Court for the Northern District of California (Averza v. Super Micro Computer, Inc., et al., No. 5:24-cv-06147, Menditto v. Super Micro Computer, Inc., et al., No. 3:24-cv-06149, and Spatz v. Super Micro Computer, Inc., et al., No. 5:24-cv-06193). On October 4, 2024, a fourth putative class action complaint was filed in the same court (Norfolk County Retirement System v. Super Micro Computer, Inc., et al., No. 5:24-cv-06980). On October 18, 2024, a fifth putative class action complaint was filed in the same court (Covey Financial Inc., et al. v. Super Micro Computer, Inc., et al., No. 5:24-cv-07274). The complaints contain similar allegations, claiming that (i) each of the defendants violated Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder and (ii) each of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer violated Section 20(a) of the Securities Exchange Act as controlling persons of the Company for the alleged violations under (i), due (in each case) to alleged misrepresentations and/or omissions in public statements regarding our financial results and its internal controls and procedures. The Spatz and Menditto plaintiffs have voluntarily dismissed their respective complaints without prejudice against all Defendants, ending the suits. The Averza, and Covey Financial, and Norfolk County complaints are pending as the Court finalizes the appointment of Universal-Investment-Gesellschaft mbH as lead plaintiff and prepares to consolidate the cases. These matters are too preliminary to form a judgment as to whether the likelihood of an adverse outcome is probable and we are unable to estimate the possible loss or range of loss, if any.

SMCI | 2025 Form 10-K | 113

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
On September 11, 2024, certain current and former directors and certain current officers of the Company were named as defendants in a putative derivative lawsuit filed in the U.S. District Court for the Northern District of California, captioned Hollin v. Liang, et al., Case No. 5:24-cv-06410 (the “Hollin Action”). Four additional putative derivative lawsuits have been filed in the same court, captioned Latypov v. Liang, et al., Case No. 5:24-cv-06779 (filed Sept. 26, 2024), Keritsis v. Liang, et al., Case No. 5:24-cv-07753 (filed Nov. 6, 2024), Roy v. Liang, et al., Case No. 5:24-cv-08006 (filed Nov. 14, 2024), and Jha v. Liang, et al., No. 5:24-cv-08792 (filed Dec. 5, 2024) (together with the Hollin Action, the “Federal Derivative Litigation”). On November 20, 2024, a similar putative derivative lawsuit was filed in the Superior Court of California, County of Santa Clara, captioned Spatz v. Liang, et al., Case No. 24CV452241 (the “Spatz Action”). Two additional putative derivative lawsuits have been filed in the same court, captioned Clark v. Liang, et al., Case No. 24CV454416 (filed Dec. 17, 2024) and Carter, et al. v. Liang, et al., Case No. 24CV454689 (filed Dec. 20, 2024) (together with the Spatz Action, the “State Court Derivative Litigation,” and together with the Federal Derivative Litigation, the “Derivative Litigation”). We were also named as a nominal defendant in the Derivative Litigation. The Federal Derivative Litigation purports to allege derivative claims for breaches of Sections 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934, as amended, and Rules 10b-5 and 14a-9 promulgated thereunder, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and contribution arising out of allegations that our officers and directors caused us to issue materially false and misleading statements concerning our business operations and financial results. The State Court Derivative Litigation purports to allege claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, waste of corporate assets, unjust enrichment, and insider trading arising out of similar allegations as the Federal Derivative Litigation. The plaintiffs in the Derivative Litigation seek unspecified money damages, in addition to punitive damages and other relief. On January 14, 2025, the Court in the Hollin Action granted plaintiffs’ motion to consolidate the five previously stayed Federal Derivative Litigation actions. On March 24, 2025, the Court in the Spatz Action entered a Stipulation and Order staying all proceedings and consolidating the three State Court Derivative Litigation actions. These matters are too preliminary to form a judgment as to whether the likelihood of an adverse outcome is probable and we are unable to estimate the possible loss or range of loss, if any.

On November 22, 2024, a putative class action claim was filed against us in Ontario Superior Court of Justice, Canada, captioned 1000099739 Ontario Ltd. v. Super Micro Computer, Inc., No. CV-24-00731863-OOCP. The claim alleges that we violated Common Law (primary and secondary market misrepresentations) and the Ontario Securities Act, due to alleged misrepresentations and/or omissions in public statements regarding our financial results and its internal controls and procedures. We filed a motion to dismiss for lack of jurisdiction on August 1, 2025, with the hearing scheduled for December 8, 2025. The matter is too preliminary to form a judgment as to whether the likelihood of an adverse outcome is probable and we are unable to estimate the possible loss or range of loss, if any.

In late 2024, we received subpoenas from the Department of Justice and the Securities and Exchange Commission seeking a variety of documents following the publication of a short seller report in August 2024. We are cooperating with these document requests and there have been no charges brought against any person as of the date of this filing.

Other legal proceedings and indemnifications

In addition to the matters described above, from time to time, we have been involved in various legal proceedings, disputes, claims, and regulatory or governmental inquiries and investigations arising from the normal course of business activities. The resolution of any such matters have not had a material impact on our consolidated financial condition, results of operations or liquidity as of June 30, 2025, and any prior periods.

We have entered into indemnification agreements with our current and former directors and executive officers. Under these agreements, we have agreed to indemnify such individuals to the fullest extent permitted by law against liabilities that arise by reason of their status as directors or officers and to advance expenses incurred by such individuals in connection with related legal proceedings. It is not possible to determine the maximum potential amount of payments we could be required to make under these agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each claim. However, we maintain directors and officers liability insurance coverage to reduce our exposure to such obligations.

SMCI | 2025 Form 10-K | 114

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Purchase Commitments - We have agreements to purchase inventory and non-inventory items primarily through the next 12 months. As of June 30, 2025, these remaining non-cancelable commitments were $1.6 billion, including $148.9 million to related parties. We also review and assess the need for expected loss liabilities on a quarterly basis for all products we do not expect to sell for but have committed purchases from suppliers. There were no loss liabilities recognized in accrued liabilities in the consolidated balance sheets from purchase commitments as of June 30, 2025. As of June 30, 2024, there was $26.4 million of material loss liabilities recorded in the consolidated balance sheets from purchase commitments.

Lease Commitments - See Note 9, “Leases” in the notes to the consolidated financial statements for a discussion of our operating lease commitments.

Note 14. Retirement Plans

We sponsor a 401(k) savings plan for eligible United States employees and their beneficiaries. Contributions made by us are discretionary, and no contributions have been made for the fiscal years ended June 30, 2025, 2024, and 2023.

Beginning in March 2003, employees of Super Micro Computer, B.V. are required to deduct a portion of their gross wages based on a defined age-dependent premium and invest the amount in a defined contribution plan. We are required to match the amount that is deducted monthly from employees’ wages. Similar to contributions into a 401(k) plan, our obligation is limited to the contributions made to the contribution plan. Investment risk and investment rewards are assumed by the employees and not by us. For the fiscal years ended June 30, 2025, 2024, and 2023, our matching contribution was $1.1 million, $1.1 million, and $0.9 million, respectively.

We contribute to a defined contribution pension plan administered by the government of Taiwan that covers all eligible employees within Taiwan. Pension plan benefits are based primarily on participants’ compensation and years of service credited as specified under the terms of Taiwan’s plan. The funding policy is consistent with the local requirements of Taiwan. Our obligation is limited to the contributions made to the pension plan. We have no control over the investment strategy of the assets of the government administered pension plan. For the fiscal years ended June 30, 2025, 2024, and 2023, our contribution was $4.6 million, $4.1 million, and $3.6 million, respectively.

We have a defined benefit pension plan under the Taiwan Labor Standards Law for certain employees of Super Micro Computer, Inc. Taiwan that provides benefits based on an employee’s length of service and average monthly salary for the six-month period prior to retirement. We contribute an amount equal to 2% of salaries paid each month to the pension fund (the “Fund”), which is administered by the Labor Pension Fund Supervisory Committee (the “Committee”) and deposited in the Committee’s name in the Bank of Taiwan. Before the end of each year, we assess the balance in the Fund. If the amount of the balance in the Fund is inadequate to pay retirement benefits for eligible employees in the next year, we are required to fund the difference in one appropriation that should be made before the end of March 31 of the next year. The Fund is operated and managed by the government’s designated authorities. As such, we do not have any right to intervene in the investments of the Fund. For the fiscal years ended June 30, 2025, 2024, and 2023, we recorded a pension credit of $0.1 million, $0.1 million, and $0.1 million, respectively.

SMCI | 2025 Form 10-K | 115

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 15. Segment Reporting

Segment Information

We operate in one operating segment that develops and provides high-performance server solutions based upon an innovative, modular and open-standard architecture. Our Chief Executive Officer is the chief operating decision maker (“CODM”) and is responsible for assessing our performance. Our organizational structure is based on functional lines, with department heads and shared resources reporting either directly to the CODM or to a direct report of the CODM. The CODM reviews financial information presented on a consolidated basis and uses net income for purposes of evaluating financial performance and making operating decisions for us.

The CODM reviews significant operating expenses as components of net income, including research and development expenses, sales and marketing expenses, and general and administrative expenses, which are each separately disclosed and presented in the consolidated statements of operations.

Additionally, the CODM reviews significant segment expenses including the net provision for excess and obsolete inventory, recorded to cost of sales, which is separately disclosed in Note 6, “Balance Sheet Components”, and stock-based compensation, which is separately disclosed in Note 11, “Stock-based Compensation and Stockholders’ Equity” in the notes to the consolidated financial statements.

The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets. The accounting policies of our consolidated segment are the same as those described in Note 1, “Organization and Summary of Significant Accounting Policies”

Long-lived assets

The following is a summary of property, plant, and equipment, net (in thousands):

	June 30,
	2025	2024
United States	$313,739	$281,874
Taiwan	104,435	107,878
Malaysia	61,205	21,740
Other	25,109	2,516
	$504,488	$414,008

The table above excludes other assets and intangible assets. Operating lease assets in the United States and the Netherlands were $279.5 million and $10.4 million as of June 30, 2025, respectively. Operating lease assets in the United States was $29.3 million as of June 30, 2024. Operating lease assets in all other countries were less than 10% as of June 30, 2025 and 2024.

Disaggregation of Revenue

For the year ended June 30, 2025, 59.4% and 10.9% of revenues were from the United States and Thailand, respectively. For the year ended June 30, 2024 and 2023, 68.0% and 67.9% of our revenues were from the United States. Revenue from all other countries were individually less than 10% for each of the periods presented. Our revenue by geographic region is based on where the products were shipped to for fiscal years ended June 30, 2025, 2024, and 2023.

SMCI | 2025 Form 10-K | 116

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 16. Subsequent Events

On July 16, 2025, we entered into a Receivables Purchase Agreement (as amended, supplemented or otherwise modified from time to time, the “Receivables Purchase Agreement”), by and among, us, as seller and guarantor, MUFG Bank, Ltd. (“MUFG”), Crédit Agricole Corporate and Investment Bank, and certain other entities from time to time party thereto as purchasers (the “Purchasers”), and MUFG as administrative agent (in such capacity, the “Administrative Agent”).

Pursuant to the Receivables Purchase Agreement, we may, subject to the terms and conditions set out therein, sell certain of its accounts receivable and related rights to the Purchasers (the “Purchased Receivables”). The Receivables Purchase Agreement provides for an uncommitted facility with an initial aggregate facility limit of $1,790.0 million. The Purchasers may elect in their sole direction to purchase eligible accounts receivable offered by us under the Receivables Purchase Agreement at the applicable purchase discount. The purchase price for any purchased receivable will be the net invoice amount of the purchased receivable, minus the applicable discount, which is set at Term SOFR (as defined in the Receivables Purchase Agreement) plus a specified discount assigned to each account debtor in the range of 1.15% - 2.80%, and calculated on the basis of a specified discount period. In the event the purchase of such Purchased Receivables is not characterized as a sale, we will be deemed to have granted a security interest in such Purchased Receivables and the proceeds thereof in favor of the Purchasers.

Either us, the Administrative Agent, or the Required Purchasers (as defined in the Receivables Purchase Agreement) have the right to terminate the Receivables Purchase Agreement with 30 days’ prior written notice to the other party, or, if a Termination Event (as defined in the Receivables Purchase Agreement) shall have occurred and be continuing, the Receivables Purchase Agreement may be terminated by the Administrative Agent or the Required Purchasers immediately upon written notice to us.

SMCI | 2025 Form 10-K | 117

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Ernst and Young LLP (“EY”) was engaged on March 15, 2023 to perform an audit for the Company’s fiscal year 2024, and did not issue any report on the Company’s financial statements or the Company’s internal control over financial reporting. EY resigned while conducting the audit for the Company’s fiscal year 2024, EY’s first audit on the Company’s behalf.

In late July 2024, EY communicated to the Audit Committee (the “Audit Committee”) of our Board of Directors (the “Board”) concerns about certain matters related to governance, transparency, and our internal control over financial reporting. In response, the Board appointed a new director to the Board and formed an independent special committee (the “Special Committee”) to review these matters (the “Review”). The Special Committee engaged independent outside counsel Cooley LLP and forensic accounting firm Secretariat Advisors, LLC to aid in an investigation on behalf of and at the direction of the Special Committee.

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

After receiving additional information through the Review process, EY informed the Special Committee that the additional information EY received raised questions, including about whether the Company demonstrated a commitment to integrity and ethical values consistent with Principle 1 of the COSO Framework, about the ability and willingness of the Audit Committee and overall Board to demonstrate and act as an oversight body that is independent of the CEO and other members of management in accordance with Principle 2 of the COSO Framework, and whether EY could rely on representations from certain members of management and from the Audit Committee. EY subsequently resigned as the Company’s independent public accounting firm, by letter dated October 24, 2024. In that letter, EY stated, in part: “we are resigning due to information that has recently come to our attention which has led us to no longer be able to rely on management's and the Audit Committee’s representations and to be unwilling to be associated with the financial statements prepared by management, and after concluding we can no longer provide the Audit Services in accordance with applicable law or professional obligations.”

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

SMCI | 2025 Form 10-K | 118

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

Due to EY’s stated concerns and subsequent resignation, we were unable to timely file our Annual Report and Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 2024 and December 31, 2024 (together the “Delinquent Reports”) as required under Nasdaq’s Listing Rule 5250(c)(1). On December 6, 2024, Nasdaq granted us an exception to Nasdaq’s Listing Rule 5250(c)(1), allowing us to file all the Delinquent Reports by February 25, 2025. On February 25, 2025, we filed all the Delinquent Reports.

Item 9A.    Controls and Procedures

Attached as exhibits to this Form 10-K are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This “Controls and Procedures” section includes information concerning the internal controls and controls evaluation referred to in the certifications.

(a) Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2025 . Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2025 due to the material weaknesses in our internal control over financial reporting described below. Notwithstanding the identified material weaknesses, management believes and has concluded that the consolidated financial statements included in this Annual Report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets and liabilities;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets and liabilities that could have a material effect on our consolidated financial statements.

SMCI | 2025 Form 10-K | 119

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2025. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely basis.

We have identified the following unremediated material weaknesses in internal control over financial reporting as of June 30, 2025:

(i) information technology general controls for certain systems that support our financial reporting process were not appropriately identified, designed or implemented; (ii) controls to address segregation of duties conflicts were not properly designed and appropriately implemented; (iii) controls over the completeness and accuracy of information we produce, impacting multiple financial statement areas were not properly implemented or documented; and (iv) we did not design, implement and retain appropriate documentation of control procedures to achieve timely, complete and accurate recording and disclosures across multiple financial statement areas including the timely identification and disclosure of new related party transactions.

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

Notwithstanding the material weaknesses in internal control over financial reporting described above, management believes and has concluded that the consolidated financial statements included in this Annual Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

(c) Inherent Limitations on Effectiveness of Controls

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements and projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our independent registered public accounting firm, BDO USA, P.C., has audited our consolidated financial statements as of June 30, 2025, and for the two fiscal years then ended, included in this Annual Report which is contained in Item 8, “Financial Statements and Supplementary Data” and also as part of its audit, has issued an attestation report on our internal control over financial reporting, which is contained below.

SMCI | 2025 Form 10-K | 120

(d) Remediation Plan and Status

We have identified and are implementing actions intended to improve the effectiveness of our internal control over financial reporting and disclosure controls and procedures and will continue to do so until the remediation of the material weaknesses identified above is complete, and we are able to conclude that both our internal control over financial reporting and our disclosure controls and procedures are effective. During the year ended June 30, 2025, we began to implement changes designed to improve our internal controls over financial reporting and to remediate the material weaknesses, including, but not limited to:

•Enhancing our accounting organization’s competencies by adding additional qualified leadership personnel with strong technical accounting, external reporting and governance experience; specifically,
◦identified and hired a Vice President who is qualified to lead our technical accounting, external reporting and global internal controls compliance;
◦reassessed our accounting procedures and related documentation, and, as part of the financial reporting process, began implementing the use of supplementary checklists as well as conducting additional reviews and evaluations of transactions to improve the accuracy and reliability of our financial information.
◦replaced certain existing financial personnel with appropriate qualified personnel to ensure that procedures are implemented, adequate reviews are performed, and financial information as presented is accurate.
◦Promoted our controller to Chief Accounting Officer.
•In June 2025, we launched a global learning management and communication system, to develop and roll out appropriate compliance and other mandatory training courses, across various areas, including Finance, Compliance, Information Technology and Sales, to our global workforce to ensure that our personnel stay current on a wide variety of areas;
•Established and implemented a standard policy for manual journal entry creation and posting, including clear documentation criteria, review and approval requirements based on the risk profile of the financial statement line item impacted, with automated workflow mapping that more extensively utilizes the functionality and automation solutions available in our ERP system. This includes more rigorous enforcement of user roles and access controls to ensure oversight and prevent unauthorized entries. We believe these actions have remediated the material weakness we previously identified relating to the review and approval of manual journal entries and the prevention of any unauthorized access to post journal entries;
•Completed a risk-based review of our overall IT architecture, including the composition of our IT organization and applications, to ensure that all systems that support our financial reporting processes were appropriately identified to be part of the population over which we design and maintain ITGCs. In addition, we also either designed additional controls or have executed on existing controls diligently, including expanding the applications that are included within the scope of our Information Technology General Controls, with an increased emphasis on provisioning, change management and privileged and firefighter access related processes, thereby strengthening the design and implementation and operating effectiveness (for certain applications) of our overall information technology related processes and controls;
•Re-evaluated and established and/or amended additional key entity level controls covering a wide variety of areas including but not limited to our global SOX program, fraud risk assessment, hiring practices and global corporate trainings to align closely with our overall strategies and the overall COSO framework; and
•Began implementing a full redesign of our ERP system security role structure and segregation of duties (“SOD”) rulesets. This redesign is foundational to both remediating the SOD-related material weakness and building a sustainable, compliant access model. As part of this reset, we are adopting a leading practice, template driven approach, that will bring standardization to our ruleset and eliminate SOD conflicts and/or mitigate them as appropriate.

Implementing and maintaining an effective financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and in the economic and regulatory environments, and to expend significant resources to maintain a financial reporting system that is adequate to satisfy our reporting obligations. As we continue to evaluate and take actions to improve our internal control over financial reporting, we may take additional actions to address control deficiencies or modify certain of the remediation measures described above.

While we have made progress to enhance our internal control over financial reporting, we are still in the process of implementing these processes, procedures and controls. We will require additional time to complete implementation and to assess and ensure the long-term sustainability of these procedures. We believe the above actions will be effective in remediating the material weaknesses described above, and we will continue to devote significant time and attention to these remedial efforts. However, the material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded that these controls are operating effectively.
SMCI | 2025 Form 10-K | 121

(e) Changes in Internal Control over Financial Reporting

Except for the changes in the internal controls to remediate a material weakness over the review and approval of manual journal entries and other changes as part of our plans to remediate the above mentioned material weaknesses as discussed above, there was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

However, as noted above, we will be implementing changes to our internal control over financial reporting to address the material weaknesses described above.

SMCI | 2025 Form 10-K | 122

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Super Micro Computer, Inc.
San Jose, California

Opinion on Internal Control over Financial Reporting

We have audited Super Micro Computer, Inc.’s (the “Company’s”) internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of June 30, 2025, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of June 30, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated August 28, 2025 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses were identified and described in management’s assessment regarding the following: (1) information technology general controls for certain systems that support the Company's financial reporting process were not appropriately identified, designed or implemented; (2) controls to address segregation of duties conflicts were not properly designed and appropriately implemented; (3) controls over the completeness and accuracy of information produced by the entity impacting multiple financial statement areas were not properly implemented or documented; and (4) management did not design, implement and retain appropriate documentation of control procedures to achieve timely, complete and accurate recording and disclosures across multiple financial statement areas including the timely identification and disclosure of new related party transactions. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and this report does not affect our report dated August 28, 2025 on those consolidated financial statements.

SMCI | 2025 Form 10-K | 123

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

/s/ BDO USA, P.C.
San Jose, California
August 28, 2025

SMCI | 2025 Form 10-K | 124

Item 9B.    Other Information

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2025, the following executive officers and directors (as defined in Rule 16a-1(f) under the Exchange Act) of ours adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Name	Action	Adoption/Termination Date	Trading Arrangement		Total Shares of Common Stock to be Sold(3)	Expiration Date(4)
			Rule 10b5-1(1)	Non-Rule 10b5-1(2)
David Weigand (Senior Vice President, Chief Financial Officer and Chief Compliance Officer)	Adoption	May 30, 2025	X		50,000	December 1, 2025
Sara Liu (Co-Founder, Senior Vice President and Director)	Adoption	May 29, 2025	X		600,000	March 1, 2026
_________________
(1) Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
(2) “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.
(3) This number represents the maximum number of shares of common stock that may be sold pursuant to the trading plan. The number of shares actually sold will depend on the satisfaction of certain conditions as set forth in the plan.
(4) In each case, the trading plan may expire on an earlier date if and when all transactions thereunder are completed.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

SMCI | 2025 Form 10-K | 125

Item 10.        Directors, Executive Officers, and Corporate Governance

Executive Officers and Directors

The following table sets forth information regarding our current directors and executive officers and their ages as of July 31, 2025:

Name	Age	Position(s)
Charles Liang	67	President, Chief Executive Officer and Chairman of the Board
David Weigand	67	Senior Vice President, Chief Financial Officer and Chief Compliance Officer
Don Clegg	66	Senior Vice President of Worldwide Sales
George Kao	64	Senior Vice President of Operations
Sara Liu	63	Co-Founder, Senior Vice President and Director
Yih-Shyan (Wally) Liaw	70	Co-Founder, Senior Vice President of Business Development and Director
Judy Lin (2)(4)	72	Director
Robert Blair (1)(2)(4)	77	Director
Scott Angel (1)(4)(6)	67	Director
Sherman Tuan (2)(3)(4)	71	Director
Susan Mogensen (Susie Giordano) (3)(4)(5)	55	Director
Tally Liu (1)(3)(4)	75	Director

(1)Member of the Audit Committee
(2)Member of the Nominating and Corporate Governance Committee (the “Governance Committee”)
(3)Member of the Compensation Committee
(4)Determined by the Board of Directors to be “independent”
(5)Appointed to the Board of Directors on August 15, 2024
(6)Appointed to the Board of Directors effective March 31, 2025

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

SMCI | 2025 Form 10-K | 126

Don Clegg serves as our Senior Vice President of Worldwide Sales. He previously served as our Vice President of Marketing and Worldwide Business Development. Mr. Clegg has been an employee since April 2006 and has held various senior sales and marketing roles with us during that time. Mr. Clegg started his career as a Design Engineer and evolved from Engineer to Vice President of Sales and Marketing working at several established and startup Silicon Valley system and semiconductor companies. Mr. Clegg graduated with high honors from Brigham Young University, where he earned a B.S. in Electrical Engineering.

George Kao serves as our Senior Vice President of Operations and previously served as our Vice President of Operations. Mr. Kao joined us in October 2016. Mr. Kao was Vice President of Operations of Pericom Semiconductor Corp. from October 2006 to September 2016. Mr. Kao served as a Chief Operating Officer of Orient Semiconductor Electronics Philippines, Inc., a subsidiary of Orient Semiconductor Electronics Ltd., from July 2003 to March 2006. Mr. Kao joined Orient Semiconductor Electronics Philippines, Inc. from Santa Clara-based Foveon after a 20-year career in technology in the United States that began at National Semiconductor. Mr. Kao holds a B.S. in Electrical Engineering from California State Polytechnic University in San Luis Obispo.

Sara Liu co-founded Super Micro in September 1993, has been a member of our Board since our inception in September 1993 and currently serves as our Co-Founder, Senior Vice President, and a director. She has held a variety of positions with us, including Treasurer from inception to May 2019, Senior Vice President of Operations from May 2014 to February 2018, and Chief Administrative Officer from October 1993 to May 2019. From 1985 to 1993, Ms. Liu held accounting and operational positions for several companies, including Micro Center Computer Inc. Ms. Liu holds a B.S. in Accounting from Providence University in Taiwan. Ms. Liu is married to Mr. Charles Liang, our Chairman, President and Chief Executive Officer. Our Governance Committee concluded that Ms. Liu should serve on the Board based on her skills, experience, her general expertise in business and operations and her long familiarity with our company’s business.

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

SMCI | 2025 Form 10-K | 127

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

Scott Angel has been a member of our Board since March 2025. Mr. Angel spent over 37 years in the audit and assurance practice at Deloitte & Touche LLP (“Deloitte”) including 25 years as an audit partner in Silicon Valley. He focused on serving clients in the technology industry and led the semiconductor industry practice from 1993 until his retirement in December 2017. During his career at Deloitte, he served a wide range of public and private technology companies and has experience working on risk and compliance issues. Mr. Angel is a CPA (inactive status) and a member of the AICPA. He received his Bachelor of Arts in Business Administration degree from the University of Washington. Our Governance Committee concluded that Mr. Angel should serve on the Board based on his financial literacy, his experience in auditing financial statements and internal controls, and his familiarity with technology businesses.

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

Susan Mogensen (Susie Giordano) has been a member of our Board since August 2024. Ms. Giordano is the Chief Legal Officer of Lime, which position she has held since August 2024. Ms. Giordano has over 25 years of experience advising executive management and board directors on a wide range of topics, including strategy, litigation, compliance, regulatory matters, corporate governance, ESG, executive compensation, financial reporting, crisis management, cybersecurity, human capital management, investor relations, M&A, securities, shareholder engagement, and treasury matters. Previously, she worked at Intel for approximately 11 years where she served most recently as general counsel (interim). At Intel, Ms. Giordano also held roles as corporate secretary and vice president and managing director of Intel Capital where she provided primary legal support to the president of Intel Capital, Intel’s global investment organization that makes equity investments and handles acquisitions, divestitures and other strategic transactions. She had joined Intel Capital in 2011 as M&A counsel. Before joining Intel, Ms. Giordano spent three years as president and CEO at Deal Fusion, an M&A legal consulting firm, and five years at Sun Microsystems including as director of M&A and strategic investments. Earlier in her career she was an attorney with law firms Gunderson Dettmer and Brobeck Phleger & Harrison. Ms. Giordano also previously served as general counsel at Aeris IoT SaaS. She has a juris doctorate from the University of San Francisco, School of Law and a Bachelor of Arts in political science from California Polytechnic State University, San Luis Obispo. Our Governance Committee concluded that Ms. Mogensen (Giordano) should serve on the Board based on her executive management experience and her familiarity with technology businesses.

SMCI | 2025 Form 10-K | 128

Tally Liu was appointed to our Board in January 2019. He has been retired since 2015. Prior to his retirement, Mr. Liu was Chief Executive Officer of Wintec Industries, a supply chain solutions company for high-tech manufacturers, from 2012 to 2015. Prior to Wintec, Mr. Liu served as Chairman of the Board and Chief Executive Officer of Newegg, Inc., an internet consumer technology retailer, from 2008 to 2010, and as President of Newegg in 2008. Prior to Newegg, Mr. Liu held various positions with Knight Ridder Inc., including Vice President, Finance & Advanced Technology and Vice President of Internal Audit. Mr. Liu served as President of the International Newspapers Financial Executives (INFE) for one year before it merged with other media associations. A Certified Public Accountant from 1982 to 2007, Mr. Liu is a member of the American Institute of Certified Public Accountants (AICPA) with retired status and was previously a member of the Florida Institute of Certified Public Accountants (FICPA). Mr. Liu is also a Certified Information System Auditor (CISA) and Certified Information Security Manager (CISM), with non-practice status, with the Information Systems Audit and Control Association (ISACA) and has also been certified in Control Self-assessment (CCSA) by the Institute of Internal Auditors (IIA). After earning his BA of Commerce from National Chengchi University, Taipei, Taiwan, and MBA from Florida Atlantic University, Mr. Liu received executive leadership training at the Stanford Advanced Finance Program in 1986 and at Harvard Business School in the Advanced Management Program (AMP) in 1998. Mr. Liu is not related to any member of our Board or any of our officers. Our Governance Committee concluded that Mr. Liu should serve on the Board based on his skills, experience, his financial literacy, and his familiarity with technology businesses.

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

The current composition of the Board of Directors is:

Class I Directors (1)	Charles Liang Sherman Tuan Tally Liu
Class II Directors (2)	Judy Lin Sara Liu Scott Angel Yih-Shyan (Wally) Liaw
Class III Directors (3)	Robert Blair Susan Mogensen (Susie Giordano)

(1)The term of Class I directors expires at the annual meeting of stockholders following fiscal year 2025.
(2)The term of the Class II director expires at the annual meeting of stockholders following fiscal year 2026.
(3)The term of Class III directors expires at the annual meeting of stockholders following fiscal year 2027.

CORPORATE GOVERNANCE

Corporate Governance Guidelines

We have adopted a “Board of Directors Charter” as our corporate governance guidelines, which aims to ensure the Board’s independence from management, its effective oversight of management, and alignment between the interests of the Board, management, and our stockholders. The “Board of Directors Charter” is available at https://ir.supermicro.com/governance/governance-documents/default.aspx.

SMCI | 2025 Form 10-K | 129

Code of Ethics

We have adopted a “Code of Business Conduct and Ethics” that is applicable to all directors, executive officers and employees and embodies our principles and practices relating to the ethical conduct of our business and our long-standing commitment to honesty, fair dealing, accurate disclosures, and full compliance with applicable laws, rules, and regulations affecting our business. Our “Code of Business Conduct and Ethics” is available at https://ir.supermicro.com/governance/governance-documents/default.aspx. Any substantive amendment or waiver of the Code relating to executive officers or directors will be made only after approval by our Board of Directors and will be promptly disclosed on our website and filed with the SEC on Form 8-K within four business days.

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

Based on these standards, our Board has determined that six of its current nine members, Judy Lin, Robert Blair, Scott Angel, Sherman Tuan, Susan Mogensen (Susie Giordano) and Tally Liu, are “independent directors” under the applicable rules and regulations of the SEC and the listing requirements and rules of The Nasdaq Stock Market.

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

SMCI | 2025 Form 10-K | 130

MEETINGS AND COMMITTEES OF THE BOARD

Board Meetings

Each director is expected to devote sufficient time, energy and attention to ensure diligent performance of his or her duties and to attend all Board and committee meetings. We encourage, but do not require, each Board member to attend our annual meeting of stockholders. We held an annual meeting of stockholders on June 4, 2025, for our fiscal year 2024. The Board held 26 meetings during fiscal year 2025, 4 of which were regularly scheduled meetings and 22 of which were special meetings. All directors attended at least 75% of the meetings of the Board and the committees on which they served during the time they were members of the Board or such committees during fiscal year 2025.

Board Leadership Structure

Our Chairman, Charles Liang, is also our Chief Executive Officer. The Board and our Governance Committee believe that it is appropriate for Mr. Liang to serve as both the Chief Executive Officer and Chairman due to the relatively small size of our Board, and the fact that Mr. Liang is the founder of our company with extensive experience in our industry.

In December 2023, Mr. Tally Liu was appointed as lead independent director for a one-year term, which has since expired. Mr. Liu was re-appointed in January 2025 for another one-year term, expiring in January 2026.

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

Committees of the Board of Directors

The Board has three standing committees to facilitate and assist the Board in discharging its responsibilities: the Audit Committee, the Compensation Committee and the Governance Committee. In accordance with applicable listing requirements of The Nasdaq Stock Market, each of these committees is comprised solely of non-employee, independent directors. The charter for each committee is available at https://ir.supermicro.com/governance/governance-documents/default.aspx. In April 2025, each of the three standing committees conducted their periodic review of their charters. A description of the charters is set forth below. The charter of each committee also is available in print to any stockholder who requests it. The following table sets forth the current members of each of the standing Board committees.

Audit Committee	Compensation Committee	Governance Committee
Tally Liu (1)	Susan Mogensen (Susie Giordano)(1)	Judy Lin (1)
Robert Blair	Sherman Tuan	Robert Blair
Scott Angel	Tally Liu	Sherman Tuan

(1)Committee Chairperson

Audit Committee

The Audit Committee has three members currently. The Audit Committee met 70 times in fiscal year 2025, 4 of which were regularly scheduled meetings and 66 of which were special meetings. The Board has determined that each member of our Audit Committee meets the requirements for independence under the applicable listing requirements of The Nasdaq Stock Market (including Rule 5605(c)(2)(A)) and the rules of the SEC (including Rule 10A-3 promulgated under the Exchange Act). The Board has also determined that Messrs. Liu, Blair, and Angel are “audit committee financial experts” as defined in Item 407 of Regulation S-K promulgated by the SEC.

SMCI | 2025 Form 10-K | 131

As outlined more specifically in the Audit Committee charter, the Audit Committee has, among other duties, the following responsibilities:

•Appoints, retains, and approves the compensation of our independent auditors, and reviews and evaluates the auditors’ qualifications, independence and performance;
•Review and discuss with our independent auditors their responsibilities, audit strategy, scope and timing, identified risks, and audit results;
•Oversees the independent auditors’ audit work and reviews and pre-approves all audit and non-audit services that may be performed by them;
•Reviews our financial statements and discusses with management and the independent auditors the results of the annual audit and the review of our quarterly financial statements;
•Review and discuss with management press releases on financial results and financial information or earnings guidance shared with analysts and rating agencies;
•Review with management and our independent auditor significant judgments in preparing the financial statements and each party’s views on their appropriateness;
•Review, discuss, and approve the internal audit department’s plan, major changes to the plan, scope, progress and results of executing the plan, and annual performance;
•Periodically review and discuss with management and our independent auditors our disclosure controls and internal controls over financial reporting;
•Reviews, approves and oversees all related party transactions in accordance with our related party transaction policies and procedures;
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
•Periodically reviews and discusses with management our major financial risk exposures, including cybersecurity events and steps management has taken to monitor and control the exposures, including our risk assessment and risk management guidelines and policies; and
•Prepares the audit committee report for inclusion in our annual report on Form 10-K or proxy statement for the annual meeting of stockholders, in accordance with applicable rules and regulations of the SEC.

The Audit Committee may delegate its responsibilities, along with the authority to take action in relation to such responsibilities, to subcommittees comprised of one or more Audit Committee members, subject to requirements of our bylaws, applicable laws and regulations.

Compensation Committee

The Compensation Committee has three members currently. The Compensation Committee charter provides that the Compensation Committee shall be comprised of no fewer than two members. The Compensation Committee met 14 times in fiscal year 2025, 4 of which were regularly scheduled meetings and 10 of which were special meetings. The Compensation Committee is comprised solely of non-employee directors. The Board has determined that each member of our Compensation Committee meets the requirements for independence under the applicable listing requirements of The Nasdaq Stock Market.

SMCI | 2025 Form 10-K | 132

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
•Evaluates the performance of the Chief Executive Officer and other executive officers in light of those goals and objectives, including generally against the overall performance of executive officers at comparable companies, all while taking into account our risk management policies and practices, and any other factors the Compensation Committee deems appropriate, including the performance of the Company;
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
•Prepares an annual report on executive compensation, including a Compensation Discussion and Analysis, for inclusion in our annual report on Form 10-K or proxy statement for the annual meeting of stockholders, in accordance with applicable rules and regulations of the SEC;
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

Governance Committee

The Governance Committee has three members currently. The Governance Committee charter provides that the Governance Committee shall be comprised of no fewer than two members. The Governance Committee met 9 times in fiscal year 2025, 4 of which were regularly scheduled meetings and 5 of which were special meetings. The Governance Committee is comprised solely of non-employee directors. The Board has determined that each member of our Governance Committee meets the requirements for independence under the applicable listing requirements of The Nasdaq Stock Market.

SMCI | 2025 Form 10-K | 133

As outlined more specifically in the Governance Committee charter, the Governance Committee has, among other duties, the following responsibilities:

•Review and make recommendations to the Board regarding the size of the Board and member criteria based on current Board needs, focusing on skills, experience, ethics, diversity, and time availability; actively seek qualified candidates:
•Evaluates and selects, or recommends to the Board, director nominees for each election of directors;
•Considers any nominations of director candidates validly made by our stockholders;
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
•Periodically reviews succession planning for executive officers;
•Oversees compliance with our Corporate Governance Guidelines and reports on such compliance to the Board;
•Assists the Board in the development of criteria for the evaluation of the Board and each committee and assists the Board in its evaluation of the performance of the Board and each committee of the Board;
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

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us and certain written representations provided to us, we believe that during fiscal year 2025, our directors, executive officers, and greater than 10% stockholders complied with all applicable Section 16(a) filing requirements, except for one Form 3 was filed late on behalf of Kenneth Cheung due to an inadvertent administrative error.
SMCI | 2025 Form 10-K | 134

Item 11.        Executive Compensation

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis (“CD&A”)

In this section we provide an explanation and analysis of the material elements of the compensation provided to our Chief Executive Officer, Chief Financial Officer, and both of our other two executive officers who were serving on June 30, 2025, which was the end of our fiscal year 2025 (collectively referred to as our “named executive officers” or “NEOs”).

Our named executive officers and their positions at the end of fiscal year 2025 were:

Charles Liang	President, Chief Executive Officer (“CEO”) and Chairman of the Board
David Weigand	Senior Vice President, Chief Financial Officer and Chief Compliance Officer
Don Clegg	Senior Vice President, Worldwide Sales
George Kao	Senior Vice President, Operations

Overview of Compensation

FY2025 Other NEO Compensation Mix
(Aggregate Compensation)(1)

(1)The chart presents the percentage compensation by compensation component received by the three non-CEO named executive officers together (aggregate compensation) as a group, as well as the split between cash and equity compensation for all such persons received in the aggregate as a group. No equivalent chart is presented for CEO compensation because, for all of fiscal year 2025, and continuing for up to about the next four years, almost all of Mr. Liang’s compensation has been, and is expected to be, based only upon his ability to earn the 2021 CEO Performance Award (which vested in its entirety during fiscal year 2024) and the 2023 CEO Performance Award (which was issued during fiscal year 2024 and partially vested during fiscal year 2025), all as further described below.

SMCI | 2025 Form 10-K | 135

Compensation Philosophy and Objectives—Continuing Improvement of Performance-Based Compensation Arrangements

Our executive compensation philosophy is to link a significant portion of NEO compensation to corporate performance using components such as PRSUs and stock options and reduce our reliance on fixed compensation such as Base Salary, fixed bonus (“Fixed Bonus”), and stock grants with only time-based vesting. During fiscal year 2025, such efforts (which began in the fiscal year ended June 30, 2021 (“fiscal year 2021”) continued. For our CEO, his salary remained at $1.00 per year, and he was not granted any additional equity awards. His compensation consisted primarily of the opportunity to earn additional tranches of the performance-based option granted to him during fiscal 2024. With respect to our NEOs besides our CEO (the “Other NEOs”), we again implemented performance-based plan with defined performance metrics (“key performance indicators” or “KPIs”) similar to the plans which we utilized for prior fiscal years. As a result, for fiscal year 2025, our Other NEOs each had a performance program (the “FY2025 Performance Program for Other NEOs”) as described further below. The KPI measures for the performance programs for our Other NEOs for fiscal year 2024 were originally approved by the Compensation Committee in January 2024, and these same measures were retained for fiscal year 2025. See “FY2025 Performance Program for Other NEOs” below for more specific information about the design and operation of the FY2025 Performance Program for Ohers NEOs.

With respect to our Chief Executive Officer, Mr. Liang, fiscal year 2025 was the second year of evaluating and monitoring the results of performance-based compensation arrangements made with Mr. Liang in November 2023, during fiscal year 2024 (the “2023 CEO Performance Award”). Since March 2021, when he was granted a performance-based option (the “2021 CEO Performance Award”), Mr. Liang’s compensation has been almost completely performance-based. In connection with the 2021 CEO Performance Award, Mr. Liang’s Base Salary was reduced to $1 per year and Mr. Liang agreed that he would not be eligible for any increase in Base Salary, or any other cash compensation, until June 30, 2026. As described further below, the 2021 CEO Performance Award permits Mr. Liang to purchase 10,000,000 shares of our common stock at an exercise price of $4.50 per share (which price was 32% higher than the market price of our common stock on the date of the award ($3.41)), and is comprised of five tranches that vested only if the market price of our common stock reached various prices (ranging from $4.50 to $12.00 per share) and we achieved certain specified revenue goals. At the beginning of fiscal year 2025, all five tranches under 2021 CEO Performance Award had already vested. As of June 30, 2025, Mr. Liang had not exercised any portion of the 2021 CEO Performance Award.

The 2023 CEO Performance Award permits Mr. Liang to purchase up to 5,000,000 shares of our common stock at an exercise price of $45.00 per share (which price represented a premium of approximately 53% to the closing stock price on the date of grant), and is comprised of five tranches that vest only if the market price of our common stock reaches various prices (ranging from $45.00 to $110.00 per share) and we achieve certain specified revenue goals (ranging from $13.0 billion to $21.0 billion in revenue over four consecutive fiscal quarters). See “Discussion and Analysis of 2023 CEO Performance Award” for additional discussion with respect to the 2023 CEO Performance Award and the achievement of the various goals thereunder. In connection with the 2023 CEO Performance Award, Mr. Liang agreed that he would continue to receive only a de minimis salary of $1 per annum (or such other non-waivable minimum wage requirement) and no cash bonuses through the earlier of (1) the date all of the tranches under the 2023 CEO Performance Award shall have vested and (2) March 31, 2029. Under the 2021 CEO Performance Award, such restriction period ran through just June 30, 2026. Similar to the 2021 CEO Performance Award, Mr. Liang must also remain as our CEO (or such other position with us as Mr. Liang and the Board may agree) at the time each goal is met in order for the corresponding tranche to vest. This helps ensure Mr. Liang’s active leadership of us over the long term.

In summary, since fiscal year 2021 and for each of fiscal years 2022, 2023, 2024, and 2025 almost all of Mr. Liang’s compensation has been based only upon achieving the revenue goals and common stock price targets under his 2021 CEO Performance Award and his 2023 CEO Performance Award. To fully achieve the performance goals of the 2023 CEO Performance Award, our revenue had to increase to $21.0 billion over a rolling four-quarter period (from $7.1 billion for fiscal year 2023, which was the last full fiscal year before the award). The $21.0 billion revenue goal was achieved in the third quarter of fiscal year 2025, and was certified by the Compensation Committee as achieved on August 26, 2025.

Based upon the sixty-trading-day average stock price of our common stock since the issuance of the 2023 CEO Performance Award, four of the five stock price goals under the 2023 CEO Performance Award (specifically, goals of $45, $60, $75, and $90 per share) were achieved during fiscal year 2024, and only the stock price goal of $110 per share remains to be achieved. As of the end of fiscal year 2025, all five revenue goals under the 2023 CEO Performance Award had been achieved. The fifth stock price goal has not been achieved, so even though the fifth revenue goal of $21.0 billion has been achieved, the fifth tranche of the 2023 CEO Performance Award has vested, with the result that 4,000,000 of the 5,000,000 shares subject to the 2023 CEO Performance Award have vested.

SMCI | 2025 Form 10-K | 136

Process Overview

The Compensation Committee discharges the Board’s responsibilities relating to compensation of all of our executive officers. At the end of fiscal year 2025, the Compensation Committee was comprised of three non-employee directors. All of the directors who served on the Compensation Committee during fiscal year 2025 were independent pursuant to the applicable listing rules of Nasdaq.

The agenda for meetings is determined by the Chair of the Compensation Committee with the assistance of our Chief Financial Officer and General Counsel. Committee meetings are regularly attended by our Chief Financial Officer and our General Counsel. However, during the meetings, our Chief Financial Officer does not participate in the consideration of his own performance or compensation, although he may provide an introduction of the topic to be considered to the Compensation Committee. Because he is not a named executive officer, the Compensation Committee does not consider the performance or compensation of our General Counsel. Our Chief Financial Officer and General Counsel support the Compensation Committee by providing information relating to our financial plans and certain personnel-related data. In addition, the Compensation Committee has the authority under its charter to hire, terminate and approve fees for advisors, consultants and agents as it deems necessary to assist in the fulfillment of its responsibilities. As part of making an overall assessment of each named executive officer’s role and performance, and structuring our compensation programs for fiscal year 2025, the Compensation Committee (among other things) (1) reviewed recommendations of our Chief Executive Officer, (2) considered publicly available peer group compensation data, and (3) considered compensation data assembled for the Compensation Committee by Aon from a sample of public companies selected by us, with input on the selection of this sample from Aon Consulting Group, Inc. (“Aon”). For fiscal year 2025, the peer group selected consisted of the following 22 companies (the “FY2025 Peer Group”):

CDW Corporation	Microchip Technology
Corning Inc.	Micron Technology
Electronic Arts Inc.	NetApp, Inc
Hewlett Packard Enterprise Company	ON Semiconductor Corporation
HP Inc.	Sanmina Corporation
Jabil Inc.	Seagate Technology Holdings plc
Juniper Networks	TE Connectivity
Keysight Technologies	Teledyne Technologies
KLA Corporation	Toast, Inc.
Lam Research	Western Digital Corporation
Marvell Technology, Inc.	Workday, Inc.

The prior peer group, which was developed for fiscal year 2024 (the “FY2024 Peer Group”), consisted of 18 companies. Companies selected for both of FY2025 Peer Group and the FY2024 Peer Group include 9 companies: ON Semiconductor Corporation, Juniper Networks, Keysight Technologies, Marvell Technology, Microchip Technology, NetApp, Inc, Seagate Technology Holdings plc, Toast, Inc, and Teledyne Technologies. Companies added to the FY2025 Peer Group which were not in the FY2024 Peer Group include 13 companies: CDW Corporation, Corning Inc., Electronic Arts Inc., Hewlett Packard Enterprise Company, HP Inc., Jabil Inc., KLA Corporation, Lam Research, Micron Technology, Sanmina Corporation, TE Connectivity, Workday, Inc., and Western Digital Corporation. Companies which are not included in the FY2025 Peer Group but which were in the FY2024 include 9 companies: Akamai Technologies, Ciena, F5, Gen Digital, Pure Storage, Splunk, Trimble, Twillio, and Zebra Technologies. Factors utilized by the Compensation Committee in evaluating peer companies for the FY2025 Peer Group generally included consideration of their prior fiscal year number of employees (the “Employee Data”); trailing 12 month revenue, year-over-year revenue growth, operating income, and net income (the “Financial Data”); market data such as 30 day average stock price, 20 day average market capitalization, and market capitalization as a multiple of revenue (the “Market Data”); and recent total shareholder return metrics on both a 1 year basis and 3 year compounded annual growth rate basis (the “TSR Data”). The Compensation Committee believed that due to significant changes and our growth between fiscal year 2024 and fiscal year 2025 in each of the relevant factors of Employee Data, Financial Data, Market Data, and TSR Data, a significant change in peer group composition between fiscal year 2024 and fiscal year 2025 (as well as an increase in the size of the peer group utilized) was necessary, appropriate, and warranted.

SMCI | 2025 Form 10-K | 137

The Compensation Committee utilized for fiscal year 2025 a report prepared by Aon in February 2025, and a similar report prepared by Aon during fiscal year 2024. Recognizing that over-reliance on external comparisons can be of concern, the Compensation Committee used external comparisons as only one point of reference and was mindful of the value and limitations of comparative data. The Compensation Committee noted that Aon had provided director and executive compensation services to us for fiscal year 2025 for fees of approximately $131,000.

Key Fiscal Year 2025 Executive Compensation Decisions and Actions

Key fiscal year 2025 executive compensation decisions and actions included the following:

•As a part of its philosophy to link compensation to corporate performance, on January 23, 2024, after consultations with our CEO and consideration of such other factors as the Compensation Committee considered appropriate (including input received from the Compensation Committee’s compensation consultant and an executive compensation study described above), the Compensation Committee approved an executive compensation program for fiscal year 2024 for our three Other NEOs -- Mr. Weigand (the “CFO Compensation Program”), Mr. Clegg (the “SVP Sales Compensation Program”), and Mr. Kao (the “SVP Operations Compensation Program”). During fiscal year 2025, the Compensation Committee reviewed the fiscal year 2024 program, determined no changes were necessary to the program for fiscal year 2025, and therefore retained that program as the FY2025 Performance Program for Other NEOs.

•Similar to the structure of such performance program for the participating Other NEOs utilized in the prior fiscal year, the FY2025 Performance Program for Other NEOs utilized Base Salary and Fixed Bonus components, as well as a performance-based annual incentive award, which is payable in the form of service-based RSUs that generally vest over a period of four years and cash. The performance-based annual incentive award continues to have each of the following features:

◦Primarily formula-based;

◦Utilizes company performance metrics that are individualized based upon the role of the officer; and

◦Utilizes company performance metrics tied closely to stockholder value, including percentage appreciation in stock price from the prior fiscal year and percentage increase in worldwide revenue from the prior fiscal year. See “FY2025 Performance Program for Other NEOs” below for more information.

•The FY2025 Performance Program for Other NEOs included the following elements:

◦For Mr. Weigand, the three KPIs included in his program were a stock price increase KPI, a long-term investor increase KPI and a worldwide revenue growth KPI. The first two of these three KPIs were given double weight; the third KPI was given single weight. These weightings are consistent with the weightings for Mr. Weigand’s program for fiscal year 2024.

In addition, the Compensation Committee decided to leave unchanged the Fixed Bonus component for Mr. Weigand at 30% of his Base Salary for fiscal year 2025 (at the annual rate in place at the start of fiscal year 2025).

◦For Mr. Clegg, five KPIs were included in his program, with varying weights as follows: Worldwide Revenue Growth (4x weighting), Top 3,000 Customer Growth (2x weighting), Inventory (4x weighting), Top 300 Customer Growth (1x weighting) and Stock Price Increase (1x weighting). These KPIs, and their relative weightings, were consistent with the KPIs and weighting in Mr. Clegg’s 2024 program.

In addition, the Compensation Committee decided to leave unchanged the Fixed Bonus component for Mr. Clegg at 20% of his Base Salary for fiscal year 2025 (at the annual rate in place at the start of fiscal year 2025).

◦For Mr. Kao, two KPIs were included in his program, each with equal weight: Worldwide Revenue Growth and Stock Price Increase. These KPIs, and their relative weightings, were consistent with the KPIs and weighting in Mr. Kao’s 2024 program.

SMCI | 2025 Form 10-K | 138

In addition, the Compensation Committee decided to leave unchanged the Fixed Bonus component for Mr. Kao at 16% of his Base Salary for fiscal year 2025 (at the annual rate in place at the start of fiscal year 2025).

•The prior year’s performance program for Other NEOs utilized a compensation adjustment factor (the “Compensation Adjustment Factor”), and the Compensation Committee elected to retain this element for the fiscal year 2025 plans. While the Compensation Adjustment Factor is subjective and evaluated by the CEO, the intention is for the CEO to not only consider subjective performance of each of the individual executives for this factor, but also for the CEO to have discretion to consider other external criteria in determining the applicable result, including circumstances compared to expectations, and make adjustments accordingly either up or down. The Compensation Committee has noted that in recent fiscal years, our performance has been highly volatile with respect to certain of the KPIs. For example: on June 30, 2023 (the last day of fiscal year 2023), our closing stock price was $24.93; on June 28, 2024 (the last trading day of fiscal year 2024), our closing stock price was $81.94; and on June 30, 2025 (the last day of fiscal year 2025), our closing price was $49.01. The Compensation Committee believes that, in light of such volatility, the CEO should have discretion (on behalf of the Compensation Committee) to select a lower (or higher) result for this factor to manage overall compensation for the Other NEOs, rather than having such factor based solely upon individual performance evaluations.

•Based on effective base salaries and the Compensation Committee’s review and certification of actual performance (as described further below) under the FY2025 Performance Program for Other NEOs for fiscal year 2025:

◦Mr. Weigand received a Fixed Bonus amount of $164,105 paid in semi-monthly installments during fiscal year 2025, and based on performance against fiscal year 2025 goals earned a cash payment of $55,638 and earned an aggregate grant of $222,553 in RSUs. These RSUs, once granted, generally vest in annual installments over four years from July 1, 2025;

◦Mr. Clegg received a Fixed Bonus amount of $90,616 paid in semi-monthly installments during fiscal year 2025, and based on performance against fiscal year 2025 goals earned a cash payment of $139,534 and earned an aggregate grant of $139,534 in RSUs. These RSUs, once granted, generally vest in annual installments over four years from July 1, 2025; and

◦Mr. Kao received a Fixed Bonus amount of $65,864 paid in semi-monthly installments during fiscal year 2025, and based on performance against fiscal year 2025 goals earned a cash payment of $58,851 and earned an aggregate grant of $58,851 in RSUs. These RSUs, once granted, generally vest in annual installments over four years from July 1, 2025.

•Base salaries were also adjusted during fiscal year 2025, effective as of January 1, 2025 to enhance retention value for key personnel, including our Other NEOs and in recognition that base salaries for our Other NEOs likely remained at the lower end of the market, even after adjustments that were made during fiscal year 2024.

The Role of the Most Recent Stockholder Say-on-Pay Vote

The Compensation Committee, the entire Board, and our management value the opinions of our stockholders. Feedback received from stockholders has previously included both a desire that a more significant portion of executive compensation be tied to performance based upon the achievement of pre-established goals, as well as a favorable view of the design and structure of both the 2021 CEO Performance Award and the 2023 CEO Performance Award. For fiscal year 2025, the Compensation Committee continued to take such prior feedback into consideration when it developed, designed, and implemented each of the FY2025 Performance Program for Other NEOs.

Our last annual meeting of stockholders was held on June 4, 2025 (the “Fiscal Year 2024 Annual Meeting”), and we provided our stockholders the opportunity to vote to approve, on an advisory basis, the compensation of our named executive officers for fiscal year 2024 as disclosed in the proxy statement for such meeting. At the meeting, stockholders representing approximately 94.31% of the stock present and entitled to vote on this “say-on-pay” proposal approved the compensation of our named executive officers. Although the say-on-pay vote was non-binding, the Compensation Committee believes that the high level of approval is an indication that our stockholders generally support our approach to executive compensation, and the committee expects to continue to consider the outcome of that vote when making future compensation decisions for our named executive officers.

SMCI | 2025 Form 10-K | 139

Role of Executive Officers in the Compensation Process

Each year, management provides recommendations to the Compensation Committee regarding compensation program design and evaluations of executive and Company performance. In particular, in fiscal year 2025, both our Chief Executive Officer and Chief Financial Officer provided the Compensation Committee with their views on the merits of a performance-based compensation program for Other NEOs, and the design of such program (including components thereof such as Base Salary, short-term cash incentives, equity incentives, and the KPIs utilized under the performance-based portion of such program).

During fiscal year 2025, our Chief Financial Officer provided the Compensation Committee with information about our performance against the objective metrics set forth in the FY2024 Performance Program for Other NEOs and the Chief Executive Officer provided the Compensation Committee with his subjective Compensation Adjustment Factor evaluation for the Other NEOs, which is part of the FY2024 Performance Program for Other NEOs. This evaluation provided by the CEO included his views as to the impact of individual Other NEOs on strategic initiatives and organizational goals, as well as their functional expertise and leadership, while also factoring in extrinsic considerations (such as share price volatility during the fiscal year). The CEO also provided the Compensation Committee with his views of the nature and extent of our performance against expectations.

While the Compensation Committee carefully considers all recommendations made by members of management, ultimate authority for all compensation decisions regarding our NEOs rests with the Compensation Committee and the Board.

Fiscal Year 2025 CEO Compensation

Overview

Fiscal year 2025 was the fourth full fiscal year in which the CEO’s compensation was governed by the 2021 CEO Performance Award and related agreements and the second fiscal year in which the 2023 CEO Performance Award also contributed to his compensation. In connection with the grant of the 2021 CEO Performance Award, Mr. Liang received a de minimis salary of $1 per year and no cash bonuses through June 30, 2026. Mr. Liang also had to remain as our CEO (or such other position with us as Mr. Liang and the Board may agree) at the time each goal was met in order for the corresponding tranche to vest. This helped ensure Mr. Liang’s active leadership of us over the long term. This de minimis salary, with no cash bonuses, was extended in November 2023 in connection with the grant of the 2023 CEO Performance Award.

Discussion and Analysis of 2021 CEO Performance Award

On March 2, 2021, the Compensation Committee granted to our CEO, Mr. Liang, the 2021 CEO Performance Award, which was a long-term performance-based option award to purchase up to 10,000,000 shares of our common stock that vested in five equal tranches. Each of the five tranches vested if a specified revenue goal (each, a “Revenue Goal”) and a specified stock price goal (each, a “Stock Price Goal”) were achieved. Revenue Goals must have been achieved by June 30, 2026 (the “Revenue Performance Period”) and Stock Price Goals must have been achieved by September 30, 2026 (the “Stock Price Performance Period”). As of June 30, 2025, all five of the Revenue Goals and Stock Price Goals have been achieved, and the 2021 CEO Performance Award has fully vested. Mr. Liang has not exercised the 2021 CEO Performance Award for any shares issuable under the award.

SMCI | 2025 Form 10-K | 140

The following table sets forth the Revenue Goals, which were all achieved prior to the beginning of fiscal 2025:

Revenue Goals(1)	Absolute Change From Revenue Reported for the Fiscal Year Ended Prior to the Grant of the CEO Performance Award (June 30, 2020)(2)	Achievement Status
$4.0 billion	20%	Achieved(3)
$4.8 billion	44%	Achieved(4)
$5.8 billion	74%	Achieved(5)
$6.8 billion	104%	Achieved(6)
$8.0 billion	140%	Achieved(7)

(1)Revenue means our total revenues, as reported by us in our financial statements on Forms 10-Q and 10-K filed with the SEC (but without giving effect to any rounding used in reporting the amounts in Form 10-Q and Form 10-K), for the previous four consecutive fiscal quarters for us.
(2)Revenue reported in our Form 10-K for the fiscal year ended June 30, 2020 was $3.34 billion.
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

The following table sets forth the Stock Price Goals, which were achieved prior to the beginning of fiscal 2024:

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

SMCI | 2025 Form 10-K | 141

Discussion and Analysis of 2023 CEO Performance Award

Given the progression of achievement under the 2021 CEO Performance Award, and in order to continue to motivate and incentivize Mr. Liang as our CEO, the Compensation Committee during the second quarter of fiscal year 2024 began consideration of another performance-based compensation arrangement for Mr. Liang. This culminated in the grant of the 2023 CEO Performance Award in November 2023.

The 2023 CEO Performance Award granted to Mr. Liang is a long-term performance-based option award to purchase up to 5,000,000 shares of our common stock, which award may vest in five equal tranches. Each of the five tranches vests if a specified revenue goal (each, a “New Revenue Goal”) and a specified stock price goal (each, a “New Stock Price Goal”) is achieved. New Revenue Goals must be achieved by December 31, 2028 (the “New Revenue Performance Period) and New Stock Price Goals must be achieved by March 31, 2029 (the “New Stock Price Performance Period”). The 2023 CEO Performance Award was granted with an exercise price equal to $45.0 (the “New Exercise Price”), representing a premium of approximately 53% to the closing stock price reported on Nasdaq on the date of grant. The 2023 CEO Performance Award will generally expire on November 14, 2033 and includes, among other terms and conditions, a restriction on the sale of any shares issued upon exercise of the 2023 CEO Performance Award until November 14, 2026.

The Compensation Committee sought to ensure that the 2023 CEO Performance Award would further align Mr. Liang’s interests with those of our stockholders over the long term. In the course of considering the 2023 CEO Performance Award, the Compensation Committee determined to modify the period that Mr. Liang would continue to receive a de minimis salary of $1 per annum (or such other non-waivable minimum wage requirement, if deemed advisable) and no cash bonuses through the earlier of (1) the date all of the tranches under the 2023 CEO Performance Award shall have vested and (2) March 31, 2029. Similar to the 2021 CEO Performance Award, Mr. Liang must also remain as our CEO (or such other position with us as Mr. Liang and the Board may agree) at the time each goal is met in order for the corresponding tranche to vest. This helps ensure Mr. Liang’s active leadership of us over the long term.

The following table sets forth the New Revenue Goals which must be achieved under the 2023 CEO Performance Award by the end of the New Revenue Performance Period of December 31, 2028, as well as their achievement status as of the date of this Annual Report:

New Revenue Goals(1)	Absolute Change From Revenue Reported for the Fiscal Year Ended Prior to the Grant of the 2023 CEO Performance Award (June 30, 2023)(2)	Achievement Status
$13.0 billion	82%	Achieved(3)
$15.0 billion	111%	Achieved(4)
$17.0 billion	139%	Achieved(5)
$19.0 billion	167%	Achieved(6)
$21.0 billion	195%	Achieved(7)

(1)Under the terms of the 2023 CEO Performance Stock Option, the rolling four-quarter revenue milestones and stock price milestones set forth in the table above must be achieved by December 31, 2028 and March 31, 2029, respectively.
(2)Rounded to the nearest whole percentage.
(3)On February 27, 2025, the Compensation Committee certified achievement of the $13.0 billion revenue milestone based on our previous four consecutive fiscal quarters revenue as of June 30, 2024.
(4)On April 22, 2025, the Compensation Committee certified achievement of the $15.0 billion revenue milestone based on our previous four consecutive fiscal quarters revenue as of September 30, 2024.
(5)On April 22, 2025, the Compensation Committee certified achievement of the $17.0 billion revenue milestone based on our previous four consecutive fiscal quarters revenue as of September 30, 2024.
(6)On April 22, 2025, the Compensation Committee certified achievement of the $19.0 billion revenue milestone based on our previous four consecutive fiscal quarters revenue as of December 31, 2024.
(7)On August 26, 2025, the Compensation Committee certified achievement of the $21.0 billion revenue milestone based on our previous four consecutive fiscal quarters revenue as of March 31, 2025.

SMCI | 2025 Form 10-K | 142

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
(4)Achieved prior to fiscal year 2025. The sixty-trading day average stock price from November 29, 2023 through February 26, 2024 was $45.70.
(5)Achieved prior to fiscal year 2025. The sixty-trading day average stock price from December 15, 2023 through March 13, 2024 was $61.07.
(6)Achieved prior to fiscal year 2025. The sixty-trading day average stock price from January 4, 2024 through April 1, 2024 was $75.28.
(7)Achieved prior to fiscal year 2025. The sixty-trading day average stock price from January 31, 2024 through April 25, 2024 was $90.31.

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

There is no full acceleration of vesting of the 2023 CEO Performance Award as a result of a “change in control.” However, in connection with a change in control, whether any unvested tranches vest will depend solely on our attainment of the New Stock Price Goals (the New Revenue Goals will be disregarded). In addition, for purposes of determining whether the New Stock Price Goal has been achieved, the stock price shall equal the greater of (1) the most recent closing price per share immediately prior to the effective time of such change in control or (2) the per share common stock price (plus the per share of common stock value of any other consideration) received by the stockholders in the change in control.

SMCI | 2025 Form 10-K | 143

On February 27, 2025, the Compensation Committee certified the achievement of the first revenue goal and approved the vesting of the first tranche under the 2023 CEO Performance Award (representing 1,000,000 of the 5,000,000 shares subject to such option). On April 22, 2025, the Compensation Committee certified the achievement of the revenue goals of $15.0 billion, $17.0 billion, and $19.0 billion and approved the vesting of the second, third, and fourth tranches under the 2023 CEO Performance Award, representing 3,000,000 additional shares of the 5,000,000 shares subject to the option. On August 26, 2025 the Compensation Committee certified the achievement of the fifth revenue goal of $21.0 billion. The fifth New Stock Price Goal has not yet been achieved, however, so the fifth tranche of the 2023 CEO Performance Goal remains unvested.

FY2025 Performance Program for Other NEOs

Overview

On January 23, 2024, after consultations with our CEO and consideration of such other factors as the Compensation Committee considered appropriate (including input received from the Compensation Committee’s compensation consultant and an executive compensation study described above), the Compensation Committee approved an executive compensation program for fiscal year 2024 for our three Other NEOs -- Mr. Weigand (the “CFO Compensation Program”), Mr. Clegg (the “SVP Sales Compensation Program”), and Mr. Kao (the “SVP Operations Compensation Program”). During fiscal year 2025, the Compensation Committee reviewed the fiscal year 2024 program and determined no changes were necessary to the program for fiscal year 2025, and therefore retained that program as the FY2025 Performance Program for Other NEOs.

The Compensation Committee believes the FY2025 Performance Program for Other NEOs furthers our executive compensation philosophy to link compensation to corporate and individual performance. The principal compensation elements of the FY2025 Performance Program for Other NEOs are:

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

Base Salary

The following table sets forth Base Salaries for each of Mr. Weigand, Mr. Clegg and Mr. Kao at the end of fiscal year 2024 and 2025:

Name	Principal Position During Fiscal Year 2025	End of Fiscal Year 2024 Base Salary Rate(1)(2)	End of Fiscal Year 2025 Base Salary Rate(1)(2)	Base Salary % Change
David Weigand	Senior Vice President, Chief Financial Officer and Chief Compliance Officer	$547,017	$568,898	4.0%
Don Clegg	Senior Vice President, Worldwide Sales	$453,078	$466,670	3.0%
George Kao	Senior Vice President, Operations	$411,649	$423,998	3.0%

(1)The Base Salary amounts actually paid to each NEO for fiscal year 2024 and 2025 are disclosed in the Summary Compensation Table.
(2)For each of fiscal years 2024 and 2025, salary amounts disclosed in the Summary Compensation Table for each NEO differ from the amounts disclosed in the table above because of the timing of adjustments made to Base Salary. For fiscal year 2024, such adjustments were effective October 1, 2023 for each of Mr. Weigand, Mr. Clegg, and Mr. Kao. For fiscal year 2025, such adjustments were effective January 1, 2025 for each of Mr. Weigand, Mr. Clegg, and Mr. Kao. In addition, salary amounts disclosed in the Summary Compensation Table for such NEOs also include amounts paid out for vacation and sick days.

Adjustments to Base Salaries for Messrs. Weigand, Clegg and Kao were made during fiscal year 2025 after the Compensation Committee considered recommendations from the CEO, the inflationary market conditions during the year and the likelihood that, even after prior adjustments to Base Salaries for these NEOs, their Base Salaries remained below the market for their positions in similar companies.

SMCI | 2025 Form 10-K | 144

Fixed Bonus Component

Under the FY2025 Performance Program for Other NEOs, each of Mr. Weigand, Mr. Clegg and Mr. Kao is entitled to receive a Fixed Bonus component payable in semi-monthly installments in the form of cash, which is based upon a percentage of Base Salary. The Compensation Committee included the Fixed Bonus as a part of the FY2025 Performance Program for Other NEOs for their continued achievements and contributions for us.

The Fixed Bonus percentage of Base Salary for fiscal year 2025 was 30% for Mr. Weigand and 20% for Mr. Clegg, which percentages remained unchanged between fiscal year 2023 and fiscal year 2025 for such NEOs. In exercising his discretion, the CEO set Mr. Kao’s Fixed Bonus component at the lower end of the range at 16% of his Base Salary for fiscal year 2024 to align such amount more closely to the bonus amount Mr. Kao received in the prior fiscal year when he did not have a performance program, and plans to re-evaluate such level in future years. The Compensation Committee decided to leave unchanged the Fixed Bonus component for Mr. Kao at 16% of his Base Salary for fiscal year 2025.

The Compensation Committee decided to retain the Fixed Bonus component for the FY2025 Performance Program for Other NEOs because the Committee believed the aggregate total cash compensation for the other NEOs was likely to still be less than the market 50th percentile for comparable positions. The following table sets forth the total amount of Fixed Bonus received by the Other NEOs for fiscal year 2025:

Name	Principal Position During Fiscal Year 2025	Fiscal Year 2025 Fixed Bonus Received
David Weigand	Senior Vice President, Chief Financial Officer and Chief Compliance Officer	$164,105(1)
Don Clegg	Senior Vice President, Worldwide Sales	$90,616(2)
George Kao	Senior Vice President, Operations	$65,864(3)

(1)For Mr. Weigand, the Fixed Bonus paid from July 1, 2024 to June 30, 2025 was determined based upon a Base Salary of $547,017, which was his annual salary rate as of July 1, 2024.
(2)For Mr. Clegg, the Fixed Bonus paid from July 1, 2024 to June 30, 2025 was determined based upon a Base Salary of $453,078, which was his annual salary rate as of July 1, 2024.
(3)For Mr. Kao, the Fixed Bonus paid from July 1, 2024 to June 30, 2025 was determined based upon a Base Salary of $411,649, which was his annual salary rate as of July 1, 2024.

Performance Incentive Award

Description of Performance Incentive Award. Under the Performance Incentive Award portion of the FY2025 Performance Program for Other NEOs, participants have the ability to earn Performance Incentive Awards based upon the achievement of certain specified KPIs and the CEO’s subjective evaluation under the Compensation Adjustment Factor for the fiscal year. Any Performance Incentive Awards earned by Mr. Weigand are payable 20% in cash and 80% in PRSUs, and any Performance Incentive Awards earned by either Mr. Clegg or Mr. Kao are payable 50% in cash and 50% in PRSUs. The cash portion of the award is paid out promptly after the amount of any Performance Incentive Award is determined and approved by the Compensation Committee following the end of the fiscal year, and the PRSUs are granted at approximately the same time, unless otherwise stated in this Annual Report. The number of PRSUs granted to the participants is determined by dividing the value of the PRSU portion of the Performance Incentive Award by an average closing price of our stock, as described in more detail below. These PRSUs generally vest in equal annual installments over a period of four years from the first day of the new fiscal year, so long as the individual continues to be employed. PRSUs for the annual award are (for purposes of administration of shares available under our amended and restated 2020 Equity and Incentive Compensation Plan (the “2020 Plan”)) capped for each of Messrs. Weigand, Clegg, and Kao at a level unlikely to be earned. In addition:

•The amount of the earned Performance Incentive Award is determined as a multiple (the “Multiple”) of a base incentive target (calculated as a set percentage of Base Salary) set for each participant (the “Base Incentive Unit”).

•The Base Incentive Unit for fiscal year 2025 was set at 10% of Base Salary for Messrs, Weigand and Clegg, and at 8% of Base Salary for Mr. Kao.

•Each KPI and the Compensation Adjustment Factor contribute to the calculation of the Multiple, which is applied to the Base Incentive Unit to determine the total amount of the earned Performance Incentive Award:

◦For Mr. Weigand, the KPIs for fiscal year 2025 were based upon:
SMCI | 2025 Form 10-K | 145

•Percentage appreciation in Company stock price from June 30, 2024 to June 30, 2025, with a 100% increase in the stock price counting as 1.00 towards determination of the final aggregate Multiple;

*This KPI is “double weighted,” meaning that such percentage increase in stock price is then multiplied by two, and that resulting percentage is then used in the calculation of the aggregate Multiple as described above;

•Percentage increase in number of long-term investors of us from June 30, 2024 to June 30, 2025, with a 100% increase in the number of long-term investors counting as 1.00 towards the determination of the final aggregate Multiple; and

*Such KPI is also “double weighted,” meaning that such percentage increase is multiplied by two, and that resulting percentage is then used in the calculation of the aggregate Multiple as described above; and

•Percentage increase in worldwide revenue from the prior fiscal year, with a 100% increase in revenue counting as 1.00 towards determination of the final aggregate Multiple;

*This KPI is “single weighted,” meaning that such percentage increase is then used in the calculation of the aggregate Multiple as described above.

◦For Mr. Weigand, a Compensation Adjustment Factor (on a scale from 1.0 to 5.0) was also given by the CEO for the fiscal year, with each 1.00 of rating counting as 1.00 towards determination of the final aggregate Multiple. See “- Key Fiscal Year 2025 Executive Compensation Decisions and Actions” above for additional discussion with respect to the Compensation Adjustment Factor.

The scores arising from these KPI results, and the performance evaluation, are then added together to determine the final aggregate Multiple that is applied to the Base Incentive Unit to determine the value of the Performance Incentive Award. For these purposes, long-term investors are defined as either (1) a new long-term investor with at least 1,000,000 shares (which represents approximately 0.2% of the total number of shares outstanding) added during fiscal year 2025 or (2) an existing long-term investor who had increased its holdings by at least 50% during fiscal year 2025; provided, however, that index funds, hedge funds, and broker-dealers are excluded from the definition of long-term investors. A list of potential long-term investors at the end of fiscal year 2023 had been identified based upon certain SEC filings made by such investors, and the foregoing evaluation criteria was then applied to such list.

◦For Mr. Clegg, the KPIs for fiscal year 2025 are based upon:

▪Increase in number of our internally measured top customers (“Top 3,000 Customers”) from June 30, 2024 to June 30, 2025. For these purposes, new Top 3,000 Customers are identified based upon new customer accounts which were set up in our internal accounting system during fiscal year 2025.

*Such KPI is “double weighted,” meaning that such percentage increase is multiplied by two, and that resulting percentage is then used in the calculation of the aggregate Multiple as described above;

•Percentage increase in the number of our internally measured top 300 customers (“Top 300 Customers”) from June 30, 2024 to June 30, 2025. For these purposes, new Top 300 Customers are also identified based upon new customer accounts which were set up in our internal accounting system during fiscal year 2025.

*Such KPI is “single weighted,” meaning that such percentage is then used in the calculation of the aggregate Multiple as described above.

•Percentage increase in worldwide revenue from the prior fiscal year, with a 100% increase in revenue counting as 1.00 towards determination of the final aggregate Multiple;

SMCI | 2025 Form 10-K | 146

*This KPI is “quadruple weighted,” meaning that such percentage increase in worldwide revenue is then multiplied by four, and that resulting percentage is then used in the calculation of the aggregate Multiple as described above.

•Change in Slow Moving & Excess and Obsolete Inventory KPI, or Inventory KPI, which is calculated by dividing slow moving and excess and obsolete inventory for fiscal year 2024 by slow moving and excess and obsolete inventory for fiscal year 2025, and subtracting 1.00 from such quotient;

*The Inventory KPI is “quadruple weighted,” meaning that such resulting number from the calculation described above is then multiplied by four, and that resulting number is then used in the calculation of the aggregate Multiple as described above; and

•Percentage appreciation in Company stock price from June 30, 2024 to June 30, 2025, with a 100% increase in the stock price counting as 1.00 towards determination of the final aggregate Multiple;

◦This KPI is “single weighted,” meaning that such percentage increase in stock price is then used in the calculation of the aggregate Multiple as described above.

◦For Mr. Clegg, a Compensation Adjustment Factor rating (on a scale from 1.0 to 3.0) was also given by the CEO for the fiscal year, with each 1.00 of rating counting as 1.00 towards determination of the final aggregate Multiple. See “- Key Fiscal Year 2025 Executive Compensation Decisions and Actions” above for additional discussion with respect to the Compensation Adjustment Factor. See “- Key Fiscal Year 2025 Executive Compensation Decisions and Actions” above for additional discussion of the two new KPIs for Mr. Clegg in fiscal year 2025.

◦For Mr. Kao, the KPIs for fiscal year 2025 are based upon:
•Percentage appreciation in Company stock price from June 30, 2024 to June 30, 2025, with a 100% increase in the stock price counting as 1.00 towards determination of the final aggregate Multiple; and

*This KPI is “single weighted,” meaning that such percentage increase in stock price is then used in the calculation of the aggregate Multiple as described above; and

•Percentage increase in worldwide revenue from the prior fiscal year, with a 100% increase in revenue counting as 1.00 towards determination of the final aggregate Multiple; and

*This KPI is “single weighted,” meaning that such percentage increase in worldwide revenue is then used in the calculation of the aggregate Multiple as described above.

◦For Mr. Kao, a Compensation Adjustment Factor rating (on a scale from 1.0 to 3.0) was also given by the CEO for the fiscal year, with each 1.00 of rating counting as 1.00 towards determination of the final aggregate Multiple. See “- Key Fiscal Year 2025 Executive Compensation Decisions and Actions” above for additional discussion with respect to the Compensation Adjustment Factor.

The scores arising from these KPI results, and the Compensation Adjustment Factor are then added together to determine the final aggregate Multiple that is applied to the Base Incentive Unit to determine the value of the Performance Incentive Award.

A decrease in stock price, number of long-term investors, number of our Top 3,000 Customers, number of our Top 300 Customers, or worldwide revenue from the prior fiscal year (as may be applicable) results in a multiple of zero for that KPI for purposes of determining the aggregate Multiple. For these purposes, worldwide revenue is defined as our net sales for the fiscal year as reported in our consolidated financial statements. In addition, for Mr. Clegg, an increase in slow moving and excess and obsolete inventory from the prior fiscal year results in a multiple of zero for the Inventory KPI for purposes of determining the aggregate Multiple. Slow moving and excess and obsolete inventory is determined by applying written guidelines that have been established which, along with other considerations, primarily categorize products based upon various criteria (such as price sensitivity based upon age (e.g. CPUs, GPUs), volume/cost of product, and product lead time), and then for each such category define a time period after which they are considered slow moving.

SMCI | 2025 Form 10-K | 147

Performance Cash earned is generally paid in the next payroll cycle following the Compensation Committee’s certification and approval of the calculation of the Performance Incentive Award after the end of the fiscal year, or as soon as reasonably practical thereafter.

Performance RSUs are to be granted to the respective participating officer on a grant date within 10 days of the Compensation Committee’s certification and approval of the results of the Performance Incentive Award (the “Grant Date”) subject to the recipient remaining employed with, or otherwise continuing to provide services to, us through such Grant Date. The number of PRSUs earned, once granted, will be determined by dividing the value of the portion of the Performance Incentive Award earned thereunder allocated to the PRSUs portion by the sixty-trading day average closing stock price of our common stock as of (and including) the date immediately prior to the Grant Date (rounded to the nearest whole RSU, and subject to (for purposes of administration of shares available under the 2020 Plan) a maximum cap at a level unlikely to be earned.

Measurement of Fiscal Year 2025 Performance against the Performance Incentive Award. The following sets forth the determination of the Performance Incentive Award based upon fiscal year 2025 performance for Mr. Weigand:

Performance Measure	Achievement	Weighting Factor	Final Weighted Score
Stock Price Increase KPI	'0% (or 0)(1)	2X	0.00
Long-Term Investor Increase KPI	21% (or 0.21)(2)	2X	0.42
Worldwide Revenue KPI	47% (or 0.47)(3)	1X	0.47
Compensation Adjustment Factor	4.00(4)	1X	4.00
Total Multiple			4.89
Base Incentive Unit			$56,889.80
Final Earned Performance Incentive Award Value			$278,191
Performance Cash Payout Value (20%)			$55,638
PRSUs Payout Value (80%)			$222,553
Number of PRSUs Granted			4,656

(1)Our closing stock price on June 28, 2024 and June 30, 2025 (the last trading-day of the fiscal year) was $81.94 and $49.01, respectively.
(2)Utilizing the definition of long-term investor specified above, it was determined the number of Long-Term Investors increased from 86 to 104 during fiscal year 2025.
(3)In our consolidated financial statements, we recorded revenues of $15.0 billion and $22.0 billion for fiscal year 2024 and fiscal year 2025, respectively.
(4)Based upon the CEO’s evaluation.

SMCI | 2025 Form 10-K | 148

The following sets forth the determination of the Performance Incentive Award based upon fiscal year 2025 performance for Mr. Clegg:

Performance Measure	Achievement	Weighting Factor	Final Weighted Score
Top 3,000 Customers KPI	55% (or 0.55)(1)	2X	1.10
Top 300 Customers KPI	100% (or 1.00)(2)	1X	1.00
Worldwide Revenue KPI	47% (or 0.47)(3)	4X	1.88
Inventory KPI	0% (or 0)(4)	4X	0.00
Stock Price Increase KPI	0% (or 0)(5)	1X	0.00
Compensation Adjustment Factor	2.00(6)	1X	2.00
Total Multiple			5.98
Base Incentive Unit			$46,667.00
Final Earned Performance Incentive Award Value			$279,068
Performance Cash Payout Value (50%)			$139,534
PRSUs Payout Value (50%)			$139,534
Number of PRSUs to be Granted			2,919

(1)315 new customers were added in fiscal year 2025.
(2)315 new customers were added in fiscal year 2025.
(3)In our consolidated financial statements, we recorded revenues of $15.0 billion and $22.0 billion for fiscal year 2024 and fiscal year 2025, respectively.
(4)The final weighted score for this performance measure was determined to be zero. In our consolidated financial statements, we recorded a $67.9 million increase in inventory reserve charges between fiscal year 2024 and fiscal year 2025.
(5)Our closing stock price on June 28, 2024 and June 30, 2025 (the last trading-day of the fiscal year) was $81.94 and $49.01, respectively.
(6)Based upon the CEO’s evaluation.

The following sets forth the determination of the Performance Incentive Award based upon fiscal year 2025 performance for Mr. Kao:

Performance Measure	Achievement	Weighting Factor	Final Weighted Score
Stock Price Increase KPI	0% (or 0)(1)	1X	0.00
Worldwide Revenue KPI	47% (or 0.47)(2)	1X	0.47
Compensation Adjustment Factor	3.00(3)	1X	3.00
Total Multiple			3.47
Base Incentive Unit			$33,919.84
Final Earned Performance Incentive Award Value			$177,702
Performance Cash Payout Value (50%)			$58,851
PRSUs Payout Value (50%)			$58,851
Number of PRSUs to be Granted			1,231

(1)Our closing stock price on June 28, 2024 and June 30, 2025 (the last trading-day of the fiscal year) was $81.94 and $49.01, respectively.
(2)In our consolidated financial statements, we recorded revenues of $15.0 billion and $22.0 billion for fiscal year 2024 and fiscal year 2025, respectively.
(3)Based upon the CEO’s evaluation.

SMCI | 2025 Form 10-K | 149

Other Equity-Based Incentive Compensation

While participants in the FY2025 Performance Program for Other NEOs are eligible to receive performance-based awards under the Performance Incentive Award portion of such program, such persons also continue to be eligible to receive other equity-based incentive compensation, along with other non-executive persons eligible for awards under the 2020 Plan.

For such Other NEOs participating in the FY2025 Performance Program, the Compensation Committee views stock options and other equity-based awards as an important component of the total compensation. We believe that equity-based awards also align the interests of an NEO with those of our stockholders. They also provide NEOs a significant, long-term interest in our success and help retain key NEOs in a competitive market for executive talent. The 2020 Plan authorized the Compensation Committee to grant stock options and other equity-based awards to eligible NEOs. The number of shares owned by, or subject to equity-based awards held by, each NEO is periodically reviewed and additional awards are considered based upon a generalized assessment of past performance, expected future performance and the relative holdings of executive officers. In addition to equity-based awards made in connection with events such as promotions, the Compensation Committee has historically granted refresh equity awards to employees (including executive officers) on a two-year cycle. Periodically, and generally based on the recommendation of the CEO, the Compensation Committee has made off-cycle special recognition equity awards of options and/or RSUs to NEOs.

For fiscal year 2025, the Compensation Committee approved awards of service-based stock options and RSUs to NEOs as outlined in the table below.

Name	Type of Award	Quantity (at Target) of Award	Rationale for Providing the Award
David Weigand	RSUs(1)	13,000	Recognition grant
	RSUs(2)	11,964	Performance grant
Don Clegg	RSUs(1)	6,000	Recognition grant
	RSUs(2)	7,542	Performance grant
George Kao	RSUs(1)	5,000	Recognition grant
	RSUs(3)	14,683	Refresh grant
	Stock Options(4)	32,629	Refresh grant
	RSUs(2)	2,412	Performance grant

(1)The grants made on October 30, 2024 were part of a special recognition grant made to a broad set of employees which included Messrs. Weigand, Clegg, and Kao. These grants, consistent with prior practices over recent years included these same NEOs in connection with other broad-based special recognition rewards. The vesting schedule, however, for Messrs. Weigand, Clegg, and Kao is 100% vested on October 30, 2025 whereas other employees’ vested 50% of the award on February 10, 2025, and 50% on August 10, 2025, and were intended to recognize and currently reward our general assessment of awardees’ recent collective achievement for and contributions for us. The CEO made the recommendation on size of grants for the other NEOs to the Compensation Committee based on his subjective assessment of their contributions for us. For context, Company-wide, an aggregate of 1,670,690 RSUs were granted in connection with this special recognition grant to approximately 1,688 employees, with awards ranging in sizes up to a maximum of 28,000 units. The average award was for 990 RSUs, and (based upon the recommendation of the CEO) an aggregate of 5 employees received awards of 10,000 RSUs or more.
(2)These RSUs were earned by Messrs. Weigand, Clegg and Kao as payouts pursuant to their Performance Incentive Awards under the FY2024 performance program. See the CD&A discussion in the proxy statement for our annual meeting of shareholders held on June 4, 2025 for additional information. The RSUs were granted on February 27, 2025, and vest at an annual rate of 25% per year commencing July 1, 2025, with the final installment vesting on July 1, 2028.
(3)These RSUs were part of Mr. Kao’s regular periodic refresh grant cycle, and were granted on October 30, 2024. These RSUs generally vest at the rate of 25% of the total number of units on November 10, 2025, and then an additional 1/16th of the units at the end of each successive calendar quarter thereafter.
(4)These stock options were part of Mr. Kao’s regular periodic refresh grant cycle, and were granted on November 8, 2024 with a 10-year term and an exercise price equal to the closing market price of our common stock on the grant date ($24.52). Subject generally to Mr. Kao’s continued service, these stock options vest and become exercisable at the rate of 25% of the shares on November 8, 2025, and then an additional 1/16th of the shares at the end of each successive calendar quarter thereafter. The size of this stock option grant was determined based upon the recommendation of Mr. Liang, which was reviewed and approved by the Compensation Committee.

Stock Ownership Guidelines

In January 2022, our Board adopted stock ownership guidelines that apply to the CEO and our non-employee directors (the “Guidelines”). Under the Guidelines, the CEO has a target holding of three times his then-current annual Base Salary; provided, however, that for so long as the CEO is Mr. Charles Liang, and his then-current annual Base Salary is less than his annual Base Salary as in effect immediately prior to the grant of his 2021 CEO Performance Award on March 2, 2021 (which annual Base Salary was $522,236 (the “Pre-grant CEO Salary”)), then for purposes of determination of the Chief Executive Officer’s target holding, his target shall be three times the Pre-grant CEO Salary. Under the Guidelines, non-employee directors
SMCI | 2025 Form 10-K | 150

have a target holding of three times the then-current annual Board member retainer (regardless of whether such director actually receives such retainer). For purposes of determining such target holding for non-employee directors, other director cash fees such as fees for Committee member/chair service or excess per meeting fees are not considered as part of the then-current annual Board member retainer.

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

As of June 30, 2025, each of the covered persons subject to the Guidelines met his or her stock ownership target, except for Mr. Blair who joined the Board during fiscal year 2023 and will have until December 22, 2027, and Ms. Giordano and Mr. Angel, who joined the Board during fiscal year 2025 and will have until August 19, 2029, and March 31, 2030, respectively, to meet their stock ownership target.

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

Policies and Practices Regarding the Grant of Equity Awards

The Compensation Committee generally holds regular quarterly meetings (which are typically held after the completion of a fiscal quarter and shortly before the Company announces its results for the just completed fiscal quarter (each, a “Regular Quarterly Meeting”)), and at such meeting the Committee considers and approves stock options and other equity-based awards, including relevant terms such as the effective date of the grant. In addition, the Compensation Committee may grant stock options and other equity-based awards between Regular Quarterly Meetings at special meetings or via unanimous written consent (together, “Special Meetings”).

Awards of stock options and other equity-based awards are typically made by the Compensation Committee in the following circumstances:

1.Initial and Biennial awards: Eligible employees (including our NEOs) receive equity-based awards (which may include stock options) in connection with their commencement of service with the Company or when a change in status occurs enabling such employee to become eligible to receive equity-based awards. Proposed awards are generally submitted to the Compensation Committee for approval at the first Regular Quarterly Meeting after the commencement of service by such employee or the date the change in such employee’s status occurs. Thereafter, such employee would generally be eligible to receive a refresh equity-based award (which may include stock options) at the biennial Regular Quarterly Meeting following the date of the first award (all such awards, “Biennial Awards”);
SMCI | 2025 Form 10-K | 151

2.Scheduled Awards: The Compensation Committee also considers various scheduled awards which generally occur on a regular recurring basis (together, “Scheduled Awards”). Examples of such Scheduled Awards include:

a.The grant of the equity component of director compensation in connection with annual director service (the “Annual Director Service Award”) or lead independent director service (the “Lead Independent Director Service Award”). See “Director Compensation” for additional discussion with respect to our non-employee director compensation program.
b.The grant of equity awards earned under the performance program for a NEO (which, to date, has not included stock options) (“Performance Award Grants”). Such awards generally have terms that were pre-approved by the Compensation Committee at the time the performance program for the named executive officer was adopted by the Compensation Committee earlier in such fiscal year, including specified deadline dates prior to which such Performance Awards Grants are to be made and after which the results used to determine performance (some of which may depend upon financial results that are published in the Annual Report) are calculated.

3. Special Awards: From time to time, the Compensation Committee will consider, on an as-needed basis, grants of equity based-awards (which may include stock options). Circumstances for such awards may include special recognition bonuses or for the hiring or retention of a high-value employee.

The Company’s Insider Trading Policy provides for a trading window (the “Trading Window”) which generally (i) opens following the closing of trading on the second full trading day following the public issuance of the Company’s earnings release for the most recent fiscal quarter and (ii) closes at the close of trading on the last day of the second month of a fiscal quarter (i.e., the last day of August, November, February and May). Our Insider Trading Policy prohibits our directors, executive officers, employees and contractors from engaging in any transactions in publicly traded options, such as puts and calls, and other derivative securities, including any hedging or similar transaction, with respect to our common stock.

The Compensation Committee has generally set the grant date of options awarded to NEOs for Initial and Biennial Awards to be the first full trading day occurring after the next opening of the Trading Window, with the exercise price of the options to be equal to the closing price of our common stock on the grant date. During fiscal year 2025, Mr. Kao received Biennial Awards as refresh grants that included both stock options and RSUs The awards were approved at the October 30, 2024 Quarterly Meeting, and became effective on November 8, 2024, the first full trading day after the Trading Window was opened on November 7, 2024, following the Company’s disclosure on November 5, 2024 of its preliminary results for the first fiscal quarter ended on September 30, 2024. On November 13, 2024, we filed a Form NT 10-Q disclosing that we would not be able to file timely our Quarterly Report on Form 10-Q for the first fiscal quarter ended September 30, 2024. We subsequently filed that report, along with our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 and our Quarterly Report on Form 10-Q for our second fiscal quarter ended December 31, 2024, on February 25, 2025.

During fiscal year 2025, except as provided in the chart below, we did not grant stock options (or similar awards) to any of our NEOs during the period beginning four business days before and ending one business day after the filing of any Company periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of any Company Form 8-K that disclosed any material non-public information:

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
information

(a)	(b)	(c)	(d)	(e)	(f)
Charles Liang	N/A	N/A	N/A	N/A	N/A
David Weigand	N/A	N/A	N/A	N/A	N/A
SMCI | 2025 Form 10-K | 152

Don Clegg	N/A	N/A	N/A	N/A	N/A
George Kao	11/8/2024	32,629	$24.52	$15.66(1)	-17.0%(2)

(1)The amount disclosed represents the grant date fair value of the stock option award calculated in accordance with ASC Topic 718, using the Black Scholes option pricing model. Assumptions used in the calculation of this amount are included in Part II, Item 8, “Financial Statements and Supplementary Data”, and, Note 11, “Stock-based Compensation and Stockholders’ Equity” in the notes to the consolidated financial statements for fiscal year 2025 included in this Annual Report on Form 10-K.
(2)Represents the percentage decrease in the market price of our common stock between (x) November 12, 2024 (the trading day ending immediately prior to November 13, 2024, which was the day we filed a Form NT 10-Q disclosing that we would not be able to file our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 on a timely basis) and (y) November 14, 2024 (the trading day immediately following November 13, 2024).

Clawback Policy

Prior to calendar year 2023, we established a recoupment policy applicable to our NEOs (the “Recoupment Policy”). Under the Recoupment Policy, if we are required to prepare an accounting restatement due to material noncompliance with the financial reporting requirements under United States securities laws, the Compensation Committee shall be entitled to have us recover from any current or former executive officer any excess incentive-based compensation received by such person during the three-year period prior to the date on which we are required to prepare the restatement. This Recoupment Policy applies to both equity-based and cash-based incentive compensation awards. The “excess incentive-based compensation” is the difference between the actual amount that was paid, and the amount that would have been paid under the restated financial results.

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

Other Benefits

Health and Welfare Benefits. Our NEOs receive the same health and welfare benefits as we offer to our other employees, including medical, dental, vision, life, accidental death and dismemberment and disability insurance coverage, flexible spending account participation and holiday pay. The same contribution amounts, percentages and plan design provisions are applicable to all employees. We offer these health and welfare benefits generally to help provide a competitive compensation package to employees to assist with the attraction, hiring and retention of employees.

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

SMCI | 2025 Form 10-K | 153

Employment Arrangements, Severance and Change of Control Benefits. We have not entered into employment agreements with any of our NEOs. Each of Messrs. Clegg, Kao and Weigand currently has a signed offer letter which provides for at-will employment. Each such offer letter provides for an initial Base Salary rate, an initial stock option grant and rights to participate in our employee benefit plans as described above. We do not have any written employment arrangements with Mr. Liang. Other than as described in the following sentence, we do not have any arrangements with any of our NEOs that provide for any severance or other benefits in the event of termination or change of control of our Company. See also - “Fiscal Year 2023 Potential Payments Upon Termination or Change of Control.” Both the 2021 CEO Performance Award and 2023 CEO Performance Award have certain provisions related to the treatment of such award in the event of a change of control of our Company.

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

Compensation Committee Report

The Compensation Committee has reviewed and discussed the CD&A with our management. Based on this review and these discussions, the Compensation Committee recommended to the Board that the CD&A be included in this Annual Report.

This report has been furnished by the Compensation Committee.

Susan Mogensen (Susie Giordano), Chair
Sherman Tuan
Tally Liu
SMCI | 2025 Form 10-K | 154

Fiscal Year 2025 Summary Compensation Table

The following table sets forth information concerning the reportable compensation for our NEOs for the fiscal years ended 2025, 2024, and 2023, as applicable.

FISCAL YEAR 2025 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)	All Other Compensation ($)(6)	Total ($)
Charles Liang	2025	1	—	—	—	—	441	442
President, Chief Executive Officer and Chairman of the Board	2024	1	—	—	28,094,976	—	250	28,095,227
	2023	1	—	—	—	—	—	1

David Weigand	2025	557,958	180,979	1,166,317	—	55,638	441	1,961,333
Senior Vice President, Chief Financial Officer and Chief Compliance Officer	2024	540,505	191,245	3,456,617	5,254,101	110,060	250	9,552,778
	2023	522,151	148,568	1,021,243	—	167,127	—	1,859,089

Don Clegg	2025	426,474	109,384	661,883	—	139,534	441	1,337,716
Senior Vice President, Worldwide Sales	2024	448,722	112,817	2,295,602	2,624,889	277,510	250	5,759,790
	2023	449,469	88,888	331,660	—	157,923	—	1,027,940

George Kao	2025	417,823	69,822	813,363	510,915	58,851	541	1,871,315
Senior Vice President, Operations	2024	407,691	68,823	343,181	—	88,751	250	908,696
	2023	394,813	14,362	322,566	269,815	—	—	1,001,556

(1)Amounts disclosed under “Salary” for fiscal year 2025 include leave pay earned by the named executive officers.
(2)Amounts disclosed under “Bonus” for fiscal year 2025 reflect, as applicable, fixed amount bonuses, special bonuses, profit sharing amounts, holiday bonuses and/or our sales bonus program, all as further described above in the CD&A.
(3)Amounts disclosed for fiscal year 2025 represent the grant date fair values of RSU awards granted during fiscal year 2025 calculated in accordance with ASC Topic 718 and are based on the closing market price of our common stock on the date of grant. Amounts also include the fair values of the PRSU portion of Messrs. Weigand, Clegg, and Kao’s Performance Incentive Awards for fiscal year 2025 (based on the 60 trading day average closing price of our common stock), which were granted in August 2025.
(4)The amount disclosed for fiscal year 2025 represents the grant date fair values of the stock option award calculated in accordance with ASC Topic 718, using the Black Scholes option pricing model. Assumptions used in the calculation of this amount are included in Part II, Item 8, “Financial Statements and Supplementary Data”, and, Note 11, “Stock-based Compensation and Stockholders’ Equity” in the notes to the consolidated financial statements for fiscal year 2025 included in this Annual Report on Form 10-K.
(5)Amounts disclosed for fiscal year 2025 represent payouts of the cash portion of Messrs. Weigand, Clegg, and Kao’s Performance Incentive Awards for fiscal 2025, as further described above in CD&A.
(6)Amounts for fiscal year 2025 represent a gift card provided to each of Messrs. Liang, Weigand, Clegg, and Kao, as well as a health check-up benefit to Mr. Kao.
SMCI | 2025 Form 10-K | 155

Fiscal Year 2025 Grants of Plan-Based Awards

The following table provides information concerning all plan-based awards granted during fiscal year 2025 to each of our NEOs, which grants were made under the 2020 Plan.

FISCAL YEAR 2025 GRANTS OF PLAN-BASED AWARDS TABLE

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Possible Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(1)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
David Weigand	10/30/2024	—	—	—	—	—	—	13,000	—	—	429,910
	2/27/2025	—	—	—	—	—	—	11,964	—	—	513,854
	8/26/2025	11,378	(2)	—	—	—	—	—	—	—	—
	8/26/2025	—	—	—	(2)	(2)	(2)	—	—	—	222,553
Don Clegg	10/30/2024	—	—	—	—	—	—	6,000	—	—	198,420
	2/27/2025	—	—	—	—	—	—	7,542	—	—	323,929
	8/26/2025	23,334	(2)	—	—	—	—	—	—	—	—
	8/26/2025	—	—	—	(2)	(2)	(2)	—	—	—	139,534
George Kao	10/30/2024	—	—	—	—	—	—	5,000	—	—	165,350
	10/30/2024	—	—	—	—	—	—	14,683	—	—	485,567
	11/8/2024	—	—	—	—	—	—	—	32,629	24.52	510,915
	2/27/2025	—	—	—	—	—	—	2,412	—	—	103,595
	8/26/2025	16,960	(2)	—	—	—	—	—	—	—	—
	8/26/2025	—	—	—	(2)	(2)	(2)	—	—	—	58,851

(1)Amounts disclosed in this column represent the fair value of the RSU and stock option awards as of the date of grant or award opportunity computed in accordance with ASC Topic 718, excluding the effect of estimated forfeitures.
(2)As further described in CD&A, each of Messrs. Weigand, Clegg and Kao received a Performance Incentive Award for fiscal year 2025 payable for Mr. Weigand 20% in cash and 80% in PRSUs, and payable for Mr. Clegg and Mr. Kao 50% in cash and 50% in PRSUs, which PRSUs will vest over four years from July 1, 2025. Based on the design of the Performance Incentive Award, there was no target or maximum cash amount to be earned, and no target number of PRSUs to be earned, but the actual amount of the award was equal to $56,890 for Mr. Weigand, $46,667 for Mr. Clegg, and $33,920 for Mr. Kao, and the award was capped at a payout of no more than 2,500,000 RSUs. The cash portions earned by Messrs. Weigand, Clegg and Kao are reported in the “Non-Equity Incentive Plan Compensation” column of the Fiscal Year 2025 Summary Compensation Table, and the fair values of the RSU portions disclosed in this table are included in the “Stock Awards” column of the Fiscal Year 2025 Summary Compensation Table. The actual PRSUs earned by Messrs. Weigand, Clegg and Kao for their Performance Incentive Awards were granted in August 2025, as disclosed in CD&A above.

Grants made in fiscal year 2025 are described more fully in the “Compensation Discussion and Analysis” section of this Annual Report. More information concerning the terms of the employment arrangements, if applicable, in effect with our named executive officers during fiscal year 2025 is provided under “Employment Arrangements, Severance and Change of Control Benefits” under the “Compensation Discussion and Analysis” section.

Outstanding Equity Awards at 2025 Fiscal Year-End

The following table provides information concerning the outstanding equity-based awards as of June 30, 2025, held by our NEOs.

SMCI | 2025 Form 10-K | 156

OUTSTANDING EQUITY AWARDS AT 2025 FISCAL YEAR-END TABLE

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(14)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(14)
Charles Liang	1,300,000	—		—		2.70	8/2/2027	—		—	—	—
	10,000,000	—		—		4.50	3/2/2031	—		—	—	—
	4,000,000	—		1,000,000	(2)	45.00	11/14/2033	—		—	—	—
David Weigand	10,000	—		—		3.03	8/4/2030	—		—	—	—
	75,000	—		—		5.30	5/5/2032	—		—	—	—
	35,630	23,750	(3)	—		5.30	5/5/2032	—		—	—	—
	112,500	18,750	(4)	—		25.44	8/11/2033	—		—	—	—
	15,630	46,920	(5)	—		78.27	5/3/2034	—		—	—	—
	—	—		—		—	—	10,700	(6)	524,407	—	—
	—	—		—		—	—	18,760	(7)	919,428	—	—
	—	—		—		—	—	15,340	(8)	751,813	—	—
	—	—		—		—	—	3,240	(8)	158,792	—	—
	—	—		—		—	—	17,830	(9)	873,848	—	—
	—	—		—		—	—	13,000	(10)	637,130	—	—
	—	—		—		—	—	11,964	(11)	586,356	—	—
Don Clegg	15,000	—		—		3.03	8/4/2030	—		—	—	—
	27,220	9,080	(3)	—		5.30	5/5/2032	—		—	—	—
	13,550	40,660	(5)	—		78.27	5/3/2034	—		—	—	—
	—	—		—		—	—	4,080	(6)	199,961	—	—
	—	—		—		—	—	15,920	(7)	780,239	—	—
	—	—		—		—	—	2,400	(8)	117,624	—	—
	—	—		—		—	—	1,980	(8)	97,040	—	—
	—	—		—		—	—	15,450	(9)	757,205	—	—
	—	—		—		—	—	6,000	(10)	294,060	—	—
	—	—		—		—	—	7,542	(11)	369,633	—	—
George Kao	120,000	—		—		2.70	8/2/2027	—		—	—	—
	15,600	—		—		2.04	3/27/2030	—		—	—	—
	12,100	—		—		2.37	10/27/2030	—		—	—	—
	40,620	24,380	(12)	—		7.66	11/4/2032	—		—	—	—
	—	32,629	(13)	—		24.52	11/8/2034	—		—	—	—
	—	—		—		—	—	11,000	(14)	539,110	—	—
	—	—		—		—	—	5,000	(10)	245,050	—	—
	—	—		—		—	—	14,683	(15)	719,614	—	—
	—	—		—		—	—	2,412	(11)	118,212	—	—

SMCI | 2025 Form 10-K | 157

(1)Represents the closing stock price per share of our common stock as of June 30, 2025 ($49.01) multiplied by the number of shares underlying RSUs that had not vested as of June 30, 2025.
(2)These stock options are performance-based and shall vest and become exercisable depending upon the degree of satisfaction of both the Stock Price Goals and Revenue Goals discussed above in CD&A. The Stock Price Goals must be achieved on or prior to March 31, 2029 and the Revenue Goals must be achieved on or prior to December 31, 2028. The options vest in tranches of 1,000,000 shares each only when coordinating Stock Price Goals and Revenue Goals are achieved. As of June 30, 2025, the first four tranches (4,000,000 shares) had vested, but the fifth tranche (1,000,000) had not. For more detail, see the discussion of the 2023 CEO Performance Award in the Compensation Discussion and Analysis section above.
(3)These incentive and nonqualified stock options vest at the rate of 25% on May 5, 2023 and 1/16th per quarter thereafter, such that the granted options will be fully vested on May 5, 2026.
(4)Option vests and becomes exercisable at the rate of 1/8th of the shares on the first quarter of the vesting commencement date on November 11, 2023, and 1/8th at the end of each successive calendar quarter thereafter.
(5)These incentive and nonqualified stock option vest at the rate of 25% on May 3, 2025 and 1/16th per quarter thereafter, such that the granted options will be fully vested on May 3, 2028.
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
(10)The RSUs will be fully vested on October 30, 2025.
(11)The RSUs vest in four equal annual increments on July 1 of each year, beginning on July 1, 2025, such that the RSUs will be fully vested on July 1, 2028.
(12)These incentive and nonqualified stock options vest at the rate of 25% on November 4, 2023 and 1/16th per quarter thereafter, such that the granted options will be fully vested on November 4, 2026.
(13)These incentive and nonqualified stock options vest at the rate of 25% on November 8, 2025 and 1/16th per quarter thereafter, such that the granted options will be fully vested on November 8, 2028.
(14)These RSUs vest at the rate of 25% on November 10, 2023 and 1/16th per quarter thereafter, such that the RSUs will be fully vested on November 10, 2026.
(15)The RSUs vest at the rate of 25% on November 10, 2025 and 1/16th per quarter thereafter, such that the RSUs will be fully vested on November 10, 2028.

Fiscal Year 2025 Option Exercises and Stock Vested

The following table sets forth the dollar amounts realized by each of our named executive officers pursuant to the exercise or vesting of equity-based awards during fiscal year 2025.

FISCAL YEAR 2025 OPTION EXERCISES AND STOCK VESTED TABLE

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Charles Liang	1,667,500	49,296,303	—	—
David Weigand	—	—	32,230	1,857,589
Don Clegg	—	—	18,660	1,083,803
George Kao	28,400	1,225,887	10,360	389,168

(1)The value disclosed in this column is based on the difference between the price of our common stock at the time of exercise and the exercise price.
(2)The values disclosed in this column are based on the closing price of our common stock on the date of vesting, multiplied by the number of shares vested.

Fiscal Year 2025 Pension Benefits and Nonqualified Deferred Compensation

We do not provide any nonqualified deferred compensation arrangements or pension plans. As such, the Pension Benefits disclosure and Nonqualified Deferred Compensation disclosure for fiscal year 2025 are omitted from this Annual Report.

Fiscal Year 2025 Potential Payments Upon Termination or Change of Control

Other than as set forth below or described elsewhere in this Item 11, “Executive Compensation,” we do not currently, and did not during fiscal year 2025 have, any arrangements with any of our NEOs that provide for any additional or enhanced severance or other compensation or benefits in the event of termination or change of control of our Company.

SMCI | 2025 Form 10-K | 158

Other than with respect to each of the 2021 CEO Performance Award and 2023 CEO Performance Award, our stock option agreements generally provide vested options that may be exercised for three months after termination of service, one year after termination of service for disability, and one year after death. Each of the 2021 CEO Performance Award and 2023 CEO Performance Award has certain provisions related to the treatment of such award in the event of a change of control of our Company. See “Discussion and Analysis of 2021 CEO Performance Award” and “Discussion and Analysis of 2023 CEO Performance Award,” respectively. The 2021 CEO Performance Award has fully vested. With respect to the 2023 CEO Performance Award, the first four tranches consisting of options for 4,000,000 shares under the 2023 CEO Performance Award have vested as of June 30, 2025. The exercise price under the 2023 CEO Performance Award is $45.00. Based on the closing price of $49.01 on June 30, 2025, the intrinsic value of these vested options for 4,000,000 shares would have been approximately $16.0 million on June 30, 2025.

Fiscal Year 2025 CEO Pay Ratio

For fiscal year 2025, the ratio of the annual total compensation of Mr. Liang, our Chief Executive Officer (“2025 CEO Compensation”), to the median of the annual total compensation of all of our employees and those of our consolidated subsidiaries other than Mr. Liang (“2024 Median Annual Compensation”), was 0.16 to 1. For purposes of this pay ratio disclosure, 2025 CEO Compensation was determined to be $13,518, which represents the total compensation reported for Mr. Liang under the “Fiscal Year 2025 Summary Compensation Table,” plus our contribution to certain non-discriminatory group health and welfare benefits provided to Mr. Liang. 2025 Median Annual Compensation for the identified median employee was determined to be $86,832 which also includes our contribution to the same non-discriminatory group health and welfare benefits provided to the median employee.

Due to our permitted use of reasonable estimates and assumptions in preparing this pay ratio disclosure, the disclosure may involve a degree of imprecision, and thus this pay ratio disclosure is a reasonable estimate.

To identify the median employee, we examined our total employee population as of June 30, 2024 (the “Determination Date”). We had included all 2,885 U.S. full-time, part-time, seasonal and temporary employees of us and our consolidated subsidiaries. We also included all 2,609 full-time, part-time, seasonal and temporary employees of us and our consolidated subsidiaries in the Netherlands and Taiwan. We excluded independent contractors and “leased” workers. We also excluded all our employees in certain European countries, which together represented approximately 1.5% of our total employees worldwide (5,684 individuals), which countries consisted of Belgium (1 individual), France (10 individuals), Germany (23 individuals), Italy (11 individuals), Spain (9 individual), and the United Kingdom (30 individuals). We also excluded all our employees in China (48 individuals), Japan (40 individuals), Malaysia (2 individuals), and South Korea (16 individuals), which together represented an additional approximately 1.9% of our total employees worldwide (for a total of 3.4% excluded employees). Our analysis identified 5,494 individuals who were not excluded.

To determine the median of the annual total compensation of all of such employees, other than Mr. Liang, we reviewed compensation for the period beginning on July 1, 2023 and ending on the Determination Date. We had totaled, for each included employee other than Mr. Liang, base earnings (salary, hourly wages and overtime, as applicable) and cash bonuses paid during the measurement period, plus our contribution to group health and welfare benefits. We did not use any statistical sampling or cost-of-living adjustments for those purposes. A portion of our employee workforce (full-time and part-time) had worked for less than the full fiscal year (due to mid-measurement period start dates, disability status or similar factors, etc.). In determining the median employee, we generally annualized the total compensation for such individuals other than temporary or seasonal employees (but avoided creating full-time equivalencies) based on reasonable assumptions and estimates relating to our employee compensation program.

In calculating our Chief Executive Officer pay ratio for fiscal year 2025, we did not go through a renewal of the process (described above) of identifying a median employee as was conducted for fiscal year 2024. This is because we believe that there has been no change in our employee population or employee compensation arrangements during fiscal year 2025 that would result in a significant change to our Chief Executive Officer pay ratio disclosure. We continued to use the same identified Median Employee fiscal year 2024 for fiscal year 2025.

SMCI | 2025 Form 10-K | 159

Compensation Program Risk Assessment

We assessed our compensation programs and have concluded that risks arising from our compensation policies and practices are not reasonably likely to have a material adverse effect on us. We concluded that our compensation policies and practices do not encourage excessive or inappropriate risk-taking. We believe our programs are appropriately designed to encourage our employees to make decisions that result in positive short-term and long-term results for our business and our stockholders.

DIRECTOR COMPENSATION

2025 Director Compensation

Under our director compensation policy, we reimburse non-employee directors for reasonable expenses in connection with attendance at Board and committee meetings. Each of Charles Liang, Sara Liu and Yih-Shyan (Wally) Liaw, who are employees and also serve as directors, do not receive any additional compensation from us specifically for their service as directors.

In August 2023, the Board adopted an updated director compensation policy which applied for fiscal year 2025. Under such policy, for their service during a fiscal year, non-employee directors receive an annual retainer of $60,000, payable quarterly in cash. In addition, the chairperson of the Audit Committee receives an additional annual retainer of $30,000 and the chairperson of each of the Compensation Committee and the Nominating and Corporate Governance Committee receives an additional annual retainer of $20,000 and $15,000, respectively, in each case payable quarterly in cash. Each director serving in a non-chairperson capacity on the Audit Committee receives an additional annual retainer of $15,000, each director serving in a non-chairperson capacity on the Compensation Committee receives an additional annual retainer of $10,000 and each director serving in a non-chairperson capacity on the Nominating and Corporate Governance Committee receives an additional annual retainer of $7,500, in each case payable quarterly in cash. Finally, non-employee directors were entitled to $2,000 per meeting for each meeting attended in excess of (1) the regular meetings of the Board and (2) up to 10 additional meetings beyond such regular meetings (the “Excess Meeting Fee”), provided that notice of the meeting was properly given, a quorum was present, and the meeting was recorded (“Excess Meetings”). For purposes of calculating the respective Excess Meeting Fee payouts, non-employee directors only receive credit for one Excess Meeting per day. Based on this calculation method, during fiscal year 2025, Mr. Fairfax attended 77 Excess Meetings, Ms. Giordano attended 20 Excess Meetings, Mr. Liu attended 80 Excess Meetings, Mr. Tuan attended 32 Excess meetings, Ms. Lin attended 72 Excess Meetings, Mr. Angel attended 8 Excess Meetings, and Mr. Blair attended 76 Excess Meetings.

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

SMCI | 2025 Form 10-K | 160

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

SMCI | 2025 Form 10-K | 161

The following table shows for fiscal year 2025 certain information with respect to the compensation of all our non-employee directors who served in such capacities during fiscal year 2025:

FISCAL YEAR 2025 DIRECTOR COMPENSATION(1)

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	All Other Compensation ($)	Total ($)
Daniel Fairfax(4)	212,695	160,768	—	—	373,463
Judy Lin	210,827	80,384	127,436	—	418,647
Robert Blair	216,375	80,384	127,436	—	424,195
Sherman Tuan	129,385	160,768	—	—	290,153
Tally Liu	240,000	112,468	154,900	—	507,368
Susan Mogensen (Susie Giordano)(5)	76,894	166,503	—		243,397
Scott Angel(6)	18,340	53,487	—	—	71,827

(1)This column consists of annual director fees, lead independent director fees, non-employee committee chairman fees, and other committee member fees, in each case earned for fiscal year 2025.
(2)The dollar amounts in this column represent the aggregate grant date fair values of the RSU awards granted during fiscal year 2025 calculated in accordance with ASC Topic 718. Assumptions used in the calculation of the grant date fair value amounts are included in Part II, Item 8, "Financial Statements and Supplementary Data", and Item II, Part 8, Note 11, “Stock-based Compensation and Stockholders’ Equity” to our consolidated financial statements for fiscal year 2025 included in the Annual Report. The grant of RSUs made in connection with director service to each of Mr. Fairfax, Ms. Lin, Mr. Blair, Mr. Liu, and Mr. Tuan had a grant date fair value of $50.88 per share. The grant of RSUs to Mr. Liu made in connection with lead independent director service had a grant date fair value of $42.95 per share. The grant of RSUs made in connection with director service to each of Ms. Mogensen and Mr. Angel had grant date fair value of $56.25 per share and $31.99, respectively.
(3)The dollar amounts in this column represent the aggregate grant date fair values of the Option awards granted during fiscal year 2025 calculated in accordance with ASC Topic 718. Assumptions used in the calculation of the grant date fair value amounts are included in Part II, Item 8, "Financial Statements and Supplementary Data", and Item II, Part 8, Note 11, “Stock-based Compensation and Stockholders’ Equity” to our consolidated financial statements for fiscal year 2025 included in the Annual Report. The grant of options made in connection with director service to each of Mr. Blair, Ms. Lin, and Mr. Liu had a grant date fair value of $24.74 per share. The grant of options to Mr. Liu made in connection with lead independent director service had a grant date fair value of $26.41 per share.
(4)Mr. Fairfax did not stand for reelection to the Board at the Annual Meeting of Shareholders held on June 4, 2025, on which date his service as a director ended.
(5)Susan Mogensen (Susie Giordano) was appointed to the Board on August 15, 2024.
(6)Scott Angel was appointed to the Board on March 31, 2025.

The table below sets forth the aggregate number of shares underlying stock and option awards held by our non-employee directors as of June 30, 2025.

Name	Stock Awards(1)	Option Awards
Judy Lin	—	16,550
Robert Blair	—	14,360
Sherman Tuan	—	—
Tally Liu	747	18,610
Susan Mogensen (Susie Giordano)	—	—
Scott Angel	—	—

(1)For fiscal year 2025, we made grants for non-employee director service under the Super Micro Computer, Inc. 2020 Equity and Incentive Compensation Plan on August 9, 2024, to Mr. Fairfax, Ms. Lin, Mr. Blair, Mr. Liu, and Mr. Tuan serving on such date, which grants had a vesting commencement date of June 30, 2024. We also made grants to Ms. Mogensen and Mr. Angel on August 26, 2024 and May 9, 2025, respectively. All such awards granted to the non-employee directors vested on June 30, 2025. As a result, because all such awards had vested, there are no shares underlying stock awards for such persons as of June 30, 2025, except for Mr. Liu who received awards of RSUs and options on February 27, 2025 in connection with his service as lead independent director which awards vest on January 29, 2026.

SMCI | 2025 Form 10-K | 162

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee as of the date of this Annual Report is a current or former officer or employee of our Company or has had any relationship with our Company requiring disclosure.

In addition, during fiscal year 2025, none of our executive officers served as a member of the compensation committee of the board of directors of any other entity that has one or more executive officers who served on our Compensation Committee of the Board. Mr. Sherman Tuan and Mr. Tally Liu served on the Compensation Committee during all of fiscal year 2025. Ms. Susan Mogensen (Susie Giordano) served on the Compensation Committee during a portion of fiscal year 2025 with her appointment commencing on June 4, 2025.

SMCI | 2025 Form 10-K | 163

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to us regarding beneficial ownership of our common stock as of July 31, 2025, by:

•Each of the NEOs during fiscal year 2025;
•Each of our directors;
•All directors and executive officers as a group; and
•All persons known to us who beneficially own 5% or more of our outstanding common stock.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Common Stock Outstanding(3)
NEOs and Directors:
Charles Liang & Sara Liu(4)	82,071,594	13.5%
Don Clegg(5)	105,167	*
George Kao(6)	215,130	*
David Weigand(7)	379,646	*
Sherman Tuan	255,786	*
Tally Liu(8)	302,870	*
Scott Angel	1,672	*
Judy Lin(9)	71,490	*
Robert Blair(10)	15,940	*
Yih-Shyan (Wally) Liaw(11)	15,482,087	2.6%
Susan Mogensen (Susie Giordano)	3,280	*
All directors and executive officers as a group(12)	98,904,662	16.2%
5% Holders Not Listed Above:
BlackRock, Inc.(13)	41,338,350	7.0%
The Vanguard Group(14)	61,946,070	10.4%
Total executive officers, directors & 5% or more stockholders		33.6%

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
(3)Calculated on the basis of 594,273,308 shares of common stock outstanding as of July 31, 2025, provided that any additional shares of common stock that a stockholder has the right to acquire within 60 days after July 31, 2025 are deemed to be outstanding for the purposes of calculating that stockholder’s percentage of beneficial ownership.
(4)Includes the aggregate number of shares held by both Charles Liang and Sara Liu, including 55,726,120 shares held by Charles, 667,954 shares held by Sara, and 25,677,520 shares held jointly. Charles' and Sara's shares include 15,300,000 and 63,160, respectively, options exercisable and Sara's 2,110 RSU shares issuable within 60 days after July 31, 2025.
(5)Includes 61,420 options exercisable and 2,300 RSU shares issuable within 60 days after July 31, 2025.
(6)Includes 192,380 options exercisable and 1,830 RSU share issuable within 60 days after July 31, 2025.
(7)Includes 277,350 options exercisable and 4,150 RSU share issuable within 60 days after July 31, 2025.
(8)Includes 17,570 options exercisable within 60 days after July 31, 2025.
(9)Includes 16,550 options exercisable within 60 days after July 31, 2025.
(10)Includes 14,360 options exercisable within 60 days after July 31, 2025.
(11)Includes 215,620 options exercisable and 8,750 RSU shares issuable within 60 days after July 31, 2025; 14,990,450 shares held by The Liaw Family Trust, for which Mr. Liaw and his spouse serve as trustees, and 193,770 shares held by Mr. Liaw’s spouse.
(12)Includes 16,254,045 shares issuable upon the exercise of options exercisable within 60 days after July 31, 2025.
(13)The information is based solely on the Amendment No. 4 to Schedule 13G filed on October 25, 2024. BlackRock, Inc. has sole voting power over 38,386,020 shares of common stock and sole dispositive power over 41,338,350 shares of common stock. The address of the reporting person is 50 Hudson Yards, New York, New York 10001.
SMCI | 2025 Form 10-K | 164

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

Equity Compensation Plan Information

We currently maintain three compensation plans that provide for the issuance of our common stock to officers and other employees, directors and consultants. These plans consist of the 2006 Equity Incentive Plan, the 2016 Equity Incentive Plan and the 2020 Plan. All three of these plans have been approved by our stockholders. We no longer grant any equity-based awards under the 2006 Equity Incentive Plan or the 2016 Equity Incentive Plan. The following table sets forth information regarding outstanding options and RSUs and shares reserved and remaining available for future issuance under the foregoing plans as of June 30, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted average exercise price of outstanding options, warrants and rights (b)(2)(3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(c)(4)
Equity compensation plans approved by security holders	55,276,780	$22.47	17,217,058
Equity compensation plans not approved by security holders	—		—
Total	55,276,780		17,217,058

(1)This number includes 34,848,133 shares subject to outstanding options and 20,428,647 shares subject to outstanding RSU awards.
(2)The weighted average exercise price is calculated based solely on the exercise prices of the outstanding options and does not reflect the shares that will be issued upon the vesting of outstanding awards of RSUs which have no exercise price.
(3)The weighted-average remaining contractual term of our outstanding options as of June 30, 2025 was 6.99 years.
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

SMCI | 2025 Form 10-K | 165

Equity-Based Awards

Please see the “Grants of Plan-Based Awards” table and the “Director Compensation” table above for information on stock option and restricted stock unit grants to our directors and named executive officers in fiscal year 2025.

Employment Relationships

As of June 30, 2025, Hung-Fan (Albert) Liu, who is a brother of Sara Liu, our Co-Founder and Senior Vice President and a director, is employed in our operations organization in San Jose, California. Mr. Liu received total compensation of $1,631,315 in fiscal year 2025. The total compensation includes equity gain of $1,260,467 (principally from the exercise of stock options and RSU release), in addition to salary and bonus.

As of June 30, 2025, Shao Fen (Carly) Kao, who is a sister-in-law of Sara Liu, our Co-Founder and Senior Vice President and a director, is employed in our information systems organization in San Jose, California. Ms. Kao received total compensation of $499,437 in fiscal year 2025. The total compensation includes equity gain of $265,255 (principally from the RSU release), in addition to salary and bonus.

As of June 30, 2025, Mien-Hsia (Michelle) Hung, who is a sister-in-law of Sara Liu, our Co-Founder and Senior Vice President and a director, is employed in our marketing organization in Taiwan. Ms. Hung received total compensation of $214,482 in fiscal year 2025. The total compensation includes equity gain of $103,732 (principally from RSU release), in addition to salary and bonus.

As of June 30, 2025, Sara Liu, who is Charles Liang’s spouse and is related to Mr. Liu, Ms. Kao and Ms. Hung as outlined above, is a Co-Founder, Senior Vice President, and director employed by us, and received total compensation of $1,227,385 in fiscal year 2025. The total compensation includes equity gain of $737,911 (principally from RSU release), in addition to salary and bonus.

As of June 30, 2025, Bill Liang, who is the son of Sara Liu and Charles Liang and nephew of Bill Liang, who serves as the Chief Executive Officer of Compuware, is employed in our systems engineering organization in San Jose, California. Mr. Liang received total compensation of $186,771 in fiscal year 2025. The total compensation includes equity gain of $77,702 (principally from the RSU release), in addition to salary and bonus.

Mr. Yih-Shyan (Wally) Liaw was appointed to our Board as a Class II director in December 2023. Prior to his appointment as a director, he returned to our company as a consultant in May 2021, advising with respect to business development matters. In August 2022, Mr. Liaw returned to full-time employment with our company as Senior Vice President, Business Development. See “Item 10 – Executive Officers and Directors” for additional information with respect to Mr. Liaw’s background. As an employee, Mr. Liaw received total compensation of $1,818,812 in fiscal year 2025. The total compensation includes an equity gain of $1,376,988 (principally from the RSU release), in addition to salary and bonus.

Transactions with Ablecom and Compuware

We have entered into a series of agreements with Ablecom, a Taiwan corporation, and one of its affiliates, Compuware. Ablecom’s ownership of Compuware is below 50% but Compuware remains a related party as Ablecom still has significant influence over the operations. Ablecom’s Chief Executive Officer, Steve Liang, is the brother of Charles Liang, our President, Chief Executive Officer and Chairman of the Board. Steve Liang and his family members owned approximately 35.0% of Ablecom’s stock. Charles Liang and his spouse, Sara Liu, an officer and director of our company, collectively owned approximately 10.5% of Ablecom’s capital stock as of June 30, 2025. Bill Liang, a brother of both Charles Liang and Steve Liang, owned approximately 1.8% of Ablecom’s stock. Bill Liang is also a member of the Board of Directors of Ablecom. In addition, a sibling of Yih-Shyan (Wally) Liaw, who is the Senior Vice President, Business Development and a director, owns approximately 11.7% of Ablecom’s capital stock.

Bill Liang and his family members owned approximately 16.0% of Compuware’s stock. Ablecom owned approximately 15.0% of Compuware’s stock. In addition, the sibling of Yih-Shyan (Wally) Liaw owns approximately 8.7% of Compuware’s capital stock. Bill Liang serves as the Chief Executive Officer and Chairman of the Board of Directors of Compuware, and Steve Liang is also a member of Compuware’s Board of Directors. Neither Charles Liang nor Sara Liu own any capital stock of Compuware, and we do not own any of Ablecom or Compuware’s capital stock.

SMCI | 2025 Form 10-K | 166

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

Ablecom’s sales to us comprise a majority of Ablecom’s net sales. For fiscal years ended June 30, 2025, 2024, and 2023, we purchased products from Ablecom totaling $321.9 million, $269.3 million, and $167.8 million, respectively. Amounts owed to Ablecom by us as of June 30, 2025, 2024, and 2023, were $55.5 million, $98.6 million, and $35.7 million, respectively. For the fiscal years ended June 30, 2025, 2024, and 2023, we paid Ablecom $23.7 million, $16.5 million, and $12.1 million, respectively, for design services, tooling assets and miscellaneous costs.

Compuware’s sales of our products to others comprise a majority of Compuware’s net sales. For fiscal years ended June 30, 2025, 2024, and 2023, we sold products to Compuware totaling $30.2 million, $46.6 million, and $36.3 million, respectively. Amounts owed to us by Compuware as of June 30, 2025, 2024, and 2023, were $13.0 million, $10.0 million, and $24.9 million, respectively. The price at which Compuware purchases the products from us is at a discount from our standard price for purchasers who purchase specified volumes from us. In exchange for this discount, Compuware assumes the responsibility of installing our products at the site of the end customer and administers first-level customer support. For the fiscal years ended June 30, 2025, 2024, and 2023, we purchased products from Compuware totaling $328.3 million, $280.8 million, and $217.0 million, respectively. Amounts we owed to Compuware as of June 30, 2025, 2024, and 2023 were $74.3 million, $66.4 million, and $53.4 million, respectively. For the fiscal years ended June 30, 2025, 2024, and 2023, we paid Compuware $3.9 million, $1.5 million, and $2.0 million, respectively, for design services, tooling assets and miscellaneous costs.

Our exposure to financial loss as a result of our involvement with Ablecom is limited to potential losses on our purchase orders in the event of an unforeseen decline in the market price and/or demand for our products such that we incur a loss on the sale or cannot sell the products. Our outstanding non-cancelable purchase orders to Ablecom were $30.6 million, $58.8 million, and $23.7 million at June 30, 2025, 2024, and 2023, respectively, representing the maximum exposure to financial loss. We do not directly or indirectly guarantee any obligations of Ablecom, or any losses that the equity holders of Ablecom may suffer.

SMCI | 2025 Form 10-K | 167

Our exposure to financial loss as a result of our involvement with Compuware is limited to potential losses on our purchase orders in the event of an unforeseen decline in the market price and/or demand for our products such that we incur a loss on the sale or cannot sell the products. Our outstanding non-cancelable purchase orders to Compuware were $118.3 million, $93.5 million, and $46.8 million at June 30, 2025, 2024, and 2023, respectively, representing the maximum exposure to financial loss. We do not directly or indirectly guarantee any obligations of Compuware, or any losses that the equity holders of Compuware may suffer.

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

Other transactions

During the fiscal year ended June 30, 2025, we had immaterial chargebacks from Green Earth, an entity affiliated with our CEO. During the fiscal year ended June 30, 2024, we made $0.5 million in sales and purchased $0.1 million in products from Green Earth. Such sales were made at market prices and on other terms which were arm’s length.

During the fiscal year ended June 30, 2025, we had no sales to and purchases from Aeon Lighting. Aeon Lighting is a company incorporated under the laws of Taiwan and owned more than 10% by James Liang, a brother of Charles Liang. James Liang is also a director of Aeon Lighting and serves as CEO of such entity. During fiscal year ended June 30, 2024, we sold approximately $0.1 million of products indirectly to Aeon Lighting through a systems integrator. Our products were sold at market prices and on arm’s length terms.

In June 2025, we acquired an approximately 11% interest in Ampera, Inc. (“Ampera”), a clean energy technology company focused on the development and deployment of advanced battery storage solutions. We represent approximately 33% on the board of directors as we have one board of director seat on a board of three. With the combination of our 11% equity interest and board representation, we have the ability to exercise significant influence over the operating and financial policies of Ampera. For the fiscal year ended June 30, 2025, we had no sale or purchases transactions with Ampera. As of June 30, 2025, there was no balance due to and from Ampera.

In October 2023, Ablecom and Compuware acquired an approximate 30% interest in Leadtek, a Taiwan company specializing in providing professional graphics cards and workstation solutions. Prior to the Leadtek Investment, none of our related persons had direct or indirect material interests in any transactions in which we were a participant with Leadtek. Accordingly, no prior disclosure of transactions with Leadtek was required under Item 404(a) of Regulation S-K. Commencing with the closing of the Leadtek Investment, Steve Liang and Bill Liang have served as two of the seven members of the Leadtek board of directors. At the time of Leadtek Investment, Leadtek was, and it continues to be, an authorized reseller for us. During the year ended 2025 and 2024, we engaged in transactions whereby it sold $0.7 million and $1.4 million of server to Leadtek, and purchased $0.5 million and $2.1 million of graphic cards from Leadtek, respectively.

Loans

In October 2018, our Chief Executive Officer, Charles Liang, personally borrowed approximately $12.9 million from Chien-Tsun Chang, the spouse of Steve Liang. The loan is unsecured, has no maturity date and bore interest at 0.8% per month for the first six months, increased to 0.85% per month through February 28, 2020, and reduced to 0.25% effective March 1, 2020. The loan was originally made at Mr. Liang’s request to provide funds to repay margin loans to two financial institutions, which loans had been secured by shares of our common stock that he held. The lenders called the loans in October 2018, following the suspension of our common stock from trading on Nasdaq in August 2018 and the decline in the market price of our common stock in October 2018. As of June 30, 2025, the amount due on the unsecured loan (including principal and accrued interest) was approximately $16.8 million.

SMCI | 2025 Form 10-K | 168

Item 14.        Principal Accounting Fees and Services

On November 18, 2024, the Audit Committee appointed BDO USA, P.C. (“BDO”) as our independent registered public accounting firm, beginning with fiscal year 2024.

Independent Registered Public Accounting Firm Fees and Services

The Audit Committee considered the scope and fee arrangements for all services provided by BDO, as the case may be, taking into account whether the provision of non-audit services was compatible with maintaining the independence of the respective independent registered public accounting firm, and had pre-approved the respective services described below.

Aggregate fees shown in the table below for fiscal 2025 and fiscal 2024, respectively, represent fees billed or expected to be billed by our independent registered accounting firm (in thousands):

	Years Ended
	June 30, 2025	June 30, 2024
Audit Fees*	$8,263	$8,578
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$8,263	$8,578

*Audit fees consist of the aggregate fees for professional services rendered for the audit of our consolidated financial statements.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee determined all services performed by BDO, as the case may be, were compatible with maintaining the independence of such firm during the period it served as our independent registered public accounting firm. The Audit Committee’s policy on approval of services performed by the independent registered public accounting firm is to pre-approve all audit and permissible non-audit services to be provided by the independent registered public accounting firm during the fiscal year. The Audit Committee reviews each non-audit service to be provided and assesses the impact of the service on the firm’s independence.

PART IV

Item 15.        Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report

(1) Financial Statements

SMCI | 2025 Form 10-K | 169

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
3.1
Amended and Restated Certificate of Incorporation of Super Micro Computer, Inc. as amended by the Certificate of Amendment to Amended and Restated Certificate of Incorporation of Super Micro Computer, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 001-33383) filed with the Commission on February 25, 2025)

3.2
Certificate of Amendment to Amended and Restated Certificate of Incorporation of Super Micro Computer, Inc. (Incorporated by reference to Exhibit 3.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on September 30, 2024)

3.3
Amended and Restated Bylaws of Super Micro Computer, Inc. (Incorporated by reference to Exhibit 3.4 filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-138370), filed with the Securities and Exchange Commission on March 27, 2007)

4.1
Specimen Stock Certificate for Shares of Common Stock of Super Micro Computer, Inc. (Incorporated by reference to Exhibit 4.1 filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-138370), filed with the Securities and Exchange Commission on March 27, 2007)

4.2
Description of Securities (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Commission on February 25, 2025)

4.3
First Supplemental Indenture, as of February 20, 2025 between Super Micro Computer, Inc. and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 4.3 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on February 21, 2025)

4.4
Second Supplemental Indenture, as of February 20, 2025 between Super Micro Computer, Inc. and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 4.4 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on February 21, 2025)

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

4.9
Indenture related to 0.00% Convertible Senior Notes due 2030, as of June 26, 2025 between Super Micro Computer, Inc. and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 4.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on June 27, 2025)

SMCI | 2025 Form 10-K | 170

4.10	Form of Note, between Super Micro Computer, Inc. and U.S. Bank Trust Company, National Association, as trustee (included within Exhibit 4.9)

10.1*
Form of Directors’ and Officers’ Indemnity Agreement (Incorporated by reference to Exhibit 10.9 from the Company’s Registration Statement on Form S-1 (Registration No. 333-138370), declared effective by the Securities and Exchange Commission on March 28, 2007)

10.2*
Offer Letter for Sara Liu (Incorporated by reference to Exhibit 10.20 from the Company’s Registration Statement on Form S-1 (Registration No. 333-138370), declared effective by the Securities and Exchange Commission on March 28, 2007)

10.3*
Product Manufacturing Agreement dated January 8, 2007, between Super Micro Computer, Inc. and Ablecom Technology Inc. (Incorporated by reference to Exhibit 10.24 from the Company’s Registration Statement on Form S-1 (Registration No. 333-138370), declared effective by the Securities and Exchange Commission on March 28, 2007)

10.4*
Form of Notice of Grant of Stock Option under 2006 Equity Incentive Plan (Incorporated by reference to Exhibit 10.5 from the Company's Registration Statement on Form S-8 (Commission File No. 333-142404) filed with the Securities and Exchange Commission on April 27, 2017)

10.5*
2006 Equity Incentive Plan, as amended (Incorporated by reference to Appendix A from the Company’s Definitive Proxy Statement on Schedule 14A (Commission File No. 001-33383) filed with the Securities and Exchange Commission on January 18, 2011)

10.6*
2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 from the Company's Current Report on Form 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on March 14, 2016)

10.7*
Form of Notice of Grant of Stock Option under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 99.9 from the Company's Registration Statement on Form S-8 (Commission File No. 333-210881 filed with the Securities and Exchange Commission on April 22, 2016)

10.8*
Form of Stock Option Agreement under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 99.10 from the Company's Registration Statement on Form S-8 (Commission File No. 333-210881) filed with the Securities and Exchange Commission on April 22, 2016)

10.9*
Form of Notice of Grant of Restricted Stock Units under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 99.11 from the Company's Registration Statement on Form S-8 (Commission File No. 333-210881) filed with the Securities and Exchange Commission on April 22, 2016)

10.10*
Form of Restricted Stock Units Agreement under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 99.12 from the Company's Registration Statement on Form S-8 (Commission File No. 333-210881) filed with the Securities and Exchange Commission on April 22, 2016)

10.11*‡
Offer Letter for Don Clegg (Incorporated by reference to Exhibit 10.56 from the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on December 19, 2019)

10.12*‡
Offer Letter for George Kao (Incorporated by reference to Exhibit 10.57 from the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on December 19, 2019)

10.13*‡
Offer Letter for David Weigand (Incorporated by reference to Exhibit 10.58 from the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on December 19, 2019)

10.14*
Form of Notice of Grant of Stock Option under 2020 Equity and Incentive Compensation Plan (Incorporated by reference to Exhibit 10.2 from the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-33383) filed with the Securities and Exchange Commission on May 5, 2023)

10.15*
Form of Incentive Stock Award Option Agreement under 2020 Equity and Incentive Compensation Plan (Incorporated by reference to Exhibit 10.32 from the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on August 31, 2020)

10.16*
Form of Nonqualified Stock Option Agreement under 2020 Equity and Incentive Compensation Plan (Incorporated by reference to Exhibit 10.33 from the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on August 31, 2020)

10.17*
Form of Notice of Grant of Restricted Stock Units under 2020 Equity and Incentive Compensation Plan (Incorporated by reference to Exhibit 10.34 from the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on August 31, 2020)

SMCI | 2025 Form 10-K | 171

10.18*
Form of Restricted Stock Units Agreement under 2020 Equity and Incentive Compensation Plan (Incorporated by reference to Exhibit 10.35 from the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on August 31, 2020)

10.19*
Form of Notice of Grant of Performance Based Stock Option to Mr. Charles Liang dated March 2, 2021 (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on March 4, 2021)

10.20*
Nonqualified Stock Option Award Agreement associated with the Notice of Grant of Performance Based Stock Option to Mr. Charles Liang dated March 2, 2021 (Incorporated by reference to Exhibit 10.2 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on March 4, 2021)

10.21*
Form of Notice of Grant of Restricted Stock Units (One-Year Vesting, Pro-Rata at Termination) under 2020 Equity and Incentive Compensation Plan (Incorporated by reference to Exhibit 10.11 from the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-33383) filed with the Securities and Exchange Commission on November 5, 2021)

10.22*
Form of Restricted Stock Units Agreement (One-Year Vesting, Pro-Rata at Termination) under 2020 Equity and Incentive Compensation Plan (Incorporated by reference to Exhibit 10.12 from the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-33383) filed with the Securities and Exchange Commission on November 5, 2021)

10.23
Super Micro Computer, Inc. 2020 Equity and Incentive Compensation Plan, as further amended and restated, effective June 4, 2025 (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on June 6, 2025)

10.24
Form of Restricted Stock Units Notice of Grant and Agreement (Associated with the Director Compensation Plan adopted in August 2023) (Incorporated by reference to Exhibit 10.57 from the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on August 28, 2023)

10.25
Form of Notice of Grant of Stock Option and Nonqualified Stock Option Award Agreement (Associated with the Director Compensation Plan adopted in August 2023) (Incorporated by reference to Exhibit 10.58 from the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on August 28, 2023)

10.26*
Form of Notice of Grant of Performance Based Stock Option to Mr. Charles Liang (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on November 20, 2023)

10.27*
Nonqualified Stock Option Award Agreement associated with the Grant Notice (Incorporated by reference to Exhibit 10.2 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on November 20, 2023)

10.28
Purchase and Sale Agreement, dated as of January 26, 2024, between Caracol Property Owner LLC and Super Micro Computer, Inc. (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on February 1, 2024)

10.29
Form of [Base][Additional]Capped Call Confirmation (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on February 28, 2024)

10.30†
Master Colocation Services Agreement, dated June 14, 2024, by and between Super Micro Computer, Inc. and 4701 Santa Fe, LLC (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on June 21, 2024)

10.31†
Service Order MCSA-001, dated June 14, 2024, by and between Super Micro Computer, Inc. and 4701 Santa Fe, LLC (Incorporated by reference to Exhibit 10.2 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on June 21, 2024)

10.32†
Sublicense, dated June 14, 2024, by and between Super Micro Computer, Inc. and Lambda, Inc. (Incorporated by reference to Exhibit 10.3 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on June 21, 2024)

10.33
General Credit Agreement dated as of August 9, 2022 between Super Micro Computer, Inc. Taiwan and E.SUN Bank (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on August 12, 2022)

SMCI | 2025 Form 10-K | 172

10.34
Notification and Confirmation of Credit Conditions for Medium-Term Credit Loan dated November 14, 2024 (C246200157604) (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on November 20, 2024)

10.35
Notification and Confirmation of Credit Conditions for Medium-Term Credit Loan dated November 14, 2024 (C246200157603) (Incorporated by reference to Exhibit 10.2 filed with the Company’s Current report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on November 20, 2024)

10.36
General Agreement for Omnibus Credit Lines dated as of February 16, 2024 between Super Micro Computer, Inc. Taiwan and CTBC Bank Co., Ltd. (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on February 20, 2024)

10.37
Agreement for Individually Negotiated Terms and Conditions dated as of September 28, 2023 between Super Micro Computer, Inc. Taiwan and CTBC Bank Co., Ltd. (incorporated by reference to Exhibit 10.2 from the Company’s Current Report on Form 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on October 2, 2023)

10.38
Summary of Short-Term Credit Facilities with CTBC Bank Co., Ltd. dated as of February 27, 2025 (Incorporated by reference to Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-33383) filed with the Securities and Exchange Commission on May 12, 2025)

10.39
Form of Amendment Agreement to the Capped Call Confirmations (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on February 21, 2025)

10.40
Form of [Base][Additional]Capped Call Confirmation (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on June 27, 2025)

10.41
Summary of Terms & Conditions for the 10-Year Term Loan Facility, dated May 6, 2020 between Super Micro Computer Inc. Taiwan and CTBC Bank (Incorporated by reference to Exhibit 10.28 from the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on August 31, 2020)

10.42
Summary of Short-Term Credit Facilities with CTBC Bank, Co., Ltd. dated as of February 27, 2025 (Incorporated by reference to Exhibit 10.2 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on May 12, 2025)

10.43†
Receivables Purchase Agreement between Super Micro Computer, Inc., and MUFG Bank, Ltd., Crédit Agricole Corporate and Investment Bank, and certain other entities from time to time party thereto (Incorporated by reference to Exhibit 10.2 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on July 16, 2025)

14.1
Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on February 5, 2019)

16.1
Ernst & Young LLP Letter dated October 29, 2024 (Incorporated by reference to Exhibit 16.1 filed with the Company’s Current report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on October 30, 2024)

19.1
Insider Trading Policy (Incorporated by reference to Exhibit 19.1 from the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on August 28, 2023)

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

SMCI | 2025 Form 10-K | 173

97.1
Policy Relating to Recovery of Erroneously Awarded Compensation (Incorporated by reference to Exhibit 97.1 from the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on February 25, 2025)

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

104+	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

SMCI | 2025 Form 10-K | 174

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPER MICRO COMPUTER, INC.

Date:	August 28, 2025	/s/ Charles Liang
Charles Liang President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
SMCI | 2025 Form 10-K | 175

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

Name	Title	Date
/s/ Charles Liang	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	August 28, 2025
CHARLES LIANG

/s/ David Weigand	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	August 28, 2025
DAVID WEIGAND

/s/ Kenneth Cheung	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	August 28, 2025
KENNETH CHEUNG

/s/ Sara Liu	Director	August 28, 2025
SARA LIU

/s/ Judy Lin	Director	August 28, 2025
JUDY LIN

/s/ Robert Blair	Director	August 28, 2025
ROBERT BLAIR

/s/ Scott Angel	Director	August 28, 2025
SCOTT ANGEL

/s/ Sherman Tuan	Director	August 28, 2025
SHERMAN TUAN

/s/ Susan Mogensen (Susie Giordano)	Director	August 28, 2025
SUSAN MOGENSEN (SUSIE GIORDANO)

/s/ Tally Liu	Director	August 28, 2025
TALLY LIU

/s/ Yih-Shyan (Wally) Liaw	Director	August 28, 2025
YIH-SHYAN (WALLY) LIAW

SMCI | 2025 Form 10-K | 176