Form 10-Q
period 2025-09-30
Super Micro Computer, Inc.
filed 2025-11-07
CIK 1375365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________

Form 10-Q
__________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2025, there were 596,971,133 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common stock of the registrant issued.

SUPER MICRO COMPUTER, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that involve risks and uncertainties. These statements relate to future events or our future financial performance based on management’s beliefs and assumptions and on information currently available to management. In some cases, you can identify forward-looking statements by terminology including “would,” “could,” “may,” “will,” “goal,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “project,” “estimate,” “predict,” “potential,” “probable of achievement,” or “continue,” the negative of these terms or other comparable terminology. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks described under Part I, Item 1A, “Risk Factors” of the Annual Report on Form 10-K for the fiscal year ended June 30, 2025, and in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2025, and in other parts of this Quarterly Report as well as in our other filings with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I: FINANCIAL INFORMATION

Item 1.        Financial Statements

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value per share amounts)
 (unaudited)

	September 30,	June 30,
	2025	2025
ASSETS
Current assets:
Cash and cash equivalents	$4,196,867	$5,169,911
Accounts receivable, net of allowance for credit losses of $533 and $0 at September 30, 2025 and June 30, 2025, respectively (including accounts receivable from related parties of $2,064 and $393 at September 30, 2025 and June 30, 2025, respectively)	2,525,039	2,203,942
Inventories	5,730,002	4,680,375
Prepaid expenses and other current assets (including receivables from related parties of $1,202 and $13,745 at September 30, 2025 and June 30, 2025, respectively)	209,426	247,426
Total current assets	12,661,334	12,301,654
Property, plant and equipment, net	520,712	504,488
Deferred income taxes, net	617,257	607,416
Other assets	586,734	604,871
Total assets	$14,386,037	$14,018,429
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including amounts due to related parties of $105,579 and $129,752 at September 30, 2025 and June 30, 2025, respectively)	$1,279,667	$1,281,977
Accrued liabilities (including amounts due to related parties of $1,598 and $1,044 at September 30, 2025 and June 30, 2025, respectively)	313,393	565,637
Income taxes payable	56,235	53,381
Lines of credit and current portion of term loans	100,618	75,060
Deferred revenue	597,322	368,737
Total current liabilities	2,347,235	2,344,792
Deferred revenue, non-current	430,682	362,645
Term loans, non-current	25,199	37,415
Convertible notes	4,649,889	4,645,178
Other long-term liabilities (including amounts due to related parties of $457 and $608 at September 30, 2025 and June 30, 2025, respectively)	409,472	326,528
Total liabilities	7,862,477	7,716,558
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock and additional paid-in capital, $0.001 par value
Authorized shares: 1,000,000; Issued and outstanding shares: 596,837 and 594,137 at September 30, 2025 and June 30, 2025, respectively	2,919,868	2,866,449
Accumulated other comprehensive income	698	705
Retained earnings	3,602,824	3,434,539
Total Super Micro Computer, Inc. stockholders’ equity	6,523,390	6,301,693
Non-controlling interest	170	178
Total stockholders’ equity	6,523,560	6,301,871
Total liabilities and stockholders’ equity	$14,386,037	$14,018,429

See accompanying notes to condensed consolidated financial statements.
SMCI | Q1 2026 Form 10-Q | 1

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,
	2025	2024
Net sales (including related party sales of $8,951 and $14,875 in the three months ended September 30, 2025 and 2024, respectively)	$5,017,790	$5,937,256
Cost of sales (including related party purchases of $155,328 and $240,051 in the three months ended September 30, 2025 and 2024, respectively)	4,550,417	5,161,676
Gross profit	467,373	775,580
Operating expenses:
Research and development	173,314	132,243
Sales and marketing	47,928	68,854
General and administrative	63,875	65,284
Total operating expenses	285,117	266,381
Income from operations	182,256	509,199
Other income, net	51,227	7,233
Interest expense	(24,931)	(17,354)
Income before income tax provision	208,552	499,078
Income tax provision	(40,161)	(74,732)
Share of loss from equity investee, net of taxes	(106)	(19)
Net income	$168,285	$424,327
Net income per common share:
Basic	$0.28	$0.72
Diluted	$0.26	$0.67
Weighted-average shares used in the calculation of net income per common share:
Basic	595,624	589,558
Diluted	663,235	639,148

See accompanying notes to condensed consolidated financial statements.
SMCI | Q1 2026 Form 10-Q | 2

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,
	2025	2024
Net income	$168,285	$424,327
Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain, net of tax	(7)	94
Total other comprehensive (loss) income, net of tax	(7)	94
Total comprehensive income	$168,278	$424,421

See accompanying notes to condensed consolidated financial statements.
SMCI | Q1 2026 Form 10-Q | 3

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2025	594,136,852	$2,866,449	$705	$3,434,539	$178	$6,301,871
Exercise of stock options	631,240	7,922	—	—	—	7,922
Release of shares of common stock upon vesting of restricted stock units	2,994,432	—	—	—	—	—
Shares withheld for withholding taxes related to settlement of equity awards	(925,181)	(43,642)	—	—	—	(43,642)
Stock-based compensation	—	89,139	—	—	—	89,139
Other comprehensive loss	—	—	(7)	—	—	(7)
Net income (loss)	—	—	—	168,285	(8)	168,277
Balance at September 30, 2025	596,837,343	$2,919,868	$698	$3,602,824	$170	$6,523,560

	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2024	588,087,410	$2,830,820	$706	$2,585,680	$164	$5,417,370
Exercise of stock options	1,330,560	6,527				6,527
Release of shares of common stock upon vesting of restricted stock units	2,264,940	—	—	—	—	—
Shares withheld for withholding taxes related to settlement of equity awards	(685,850)	(35,537)	—	—	—	(35,537)
Stock-based compensation	—	64,137	—	—	—	64,137
Other comprehensive income	—	—	94	—		94
Net income (loss)	—	—	—	424,327	(1)	424,326
Balance at September 30, 2024	590,997,060	$2,865,947	$800	$3,010,007	$163	$5,876,917

See accompanying notes to condensed consolidated financial statements.

SMCI | Q1 2026 Form 10-Q | 4

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES:
Net income	$168,285	$424,327
Reconciliation of net income to net cash (used in) provided by operating activities:
Depreciation and amortization	12,341	9,374
Amortization of right-of-use (“ROU”) assets	8,266	2,785
Amortization of debt discount and issuance costs	4,743	1,921
Excess and obsolete inventories write-down	36,199	9,156
Stock-based compensation expense	89,139	64,014
Impairment loss	12,000	—
Share of loss from equity investee	106	19
Unrealized foreign currency exchange (gain) loss	(1,017)	924
Deferred income taxes, net	(12,201)	(46,552)
Other non-cash income, net	(7,539)	(3,346)
Changes in operating assets and liabilities:
Accounts receivable, net (including changes in related party balances of $(1,671) and $(1,797) during the three months ended September 30, 2025 and 2024, respectively)	(321,244)	15,288
Inventories	(1,087,010)	(606,873)
Prepaid expenses and other assets (including changes in related party balances of $12,543 and $(3,135) during the three months ended September 30, 2025 and 2024, respectively)	134,087	86,774
Accounts payable (including changes in related party balances of $(24,173) and $36,724 during the three months ended September 30, 2025 and 2024, respectively)	901	220,353
Accrued liabilities (including changes in related party balances of $554 and $230 during the three months ended September 30, 2025 and 2024, respectively)	(259,350)	25,974
Income taxes payable	4,978	61,440
Deferred revenue	296,622	141,806
Other long-term liabilities (including changes in related party balances of $(151) and $237 during the three months ended September 30, 2025 and 2024, respectively)	3,171	1,520
Net cash (used in) provided by operating activities	(917,523)	408,904
INVESTING ACTIVITIES:
Purchases of property, plant, and equipment (including payments to related parties of $3,887 and $3,129 during the three months ended September 30, 2025 and 2024, respectively)	(32,270)	(44,300)
Net cash used in investing activities	(32,270)	(44,300)
FINANCING ACTIVITIES:
Proceeds from lines of credit and term loans	28,588	1,185,034
Repayment of lines of credit and term loans	(11,540)	(1,106,178)
Proceeds from exercise of stock options	7,922	6,527
Payment for withholding taxes related to settlement of equity awards	(43,642)	(35,537)
Other	7	8
Net cash (used in) provided by financing activities	(18,665)	49,854
Effect of exchange rate fluctuations on cash	(4,588)	4,500
Net (decrease) increase in cash, cash equivalents and restricted cash	(973,046)	418,958
Cash, cash equivalents and restricted cash at the beginning of the period	5,172,301	1,670,273
Cash, cash equivalents and restricted cash at the end of the period	$4,199,255	$2,089,231

SMCI | Q1 2026 Form 10-Q | 5

	Three Months Ended September 30,
	2025	2024

Supplemental disclosure of cash flow information:
Cash paid for interest	$39,244	$11,454
Cash paid for taxes, net of refunds	$38,502	$3,336

Non-cash investing and financing activities:
Unpaid property, plant and equipment purchases (including due to related parties of $1,796 and $4,059 as of September 30, 2025 and 2024, respectively)	$11,127	$21,190
ROU assets obtained in exchange for operating lease commitments	$90,542	$17,782
Transfer of inventory to property, plant and equipment	$1,184	$122

See accompanying notes to condensed consolidated financial statements.
SMCI | Q1 2026 Form 10-Q | 6

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Organization and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2025, of Super Micro Computer, Inc., a Delaware corporation, and its consolidated entities (collectively, the “Company”). The condensed consolidated balance sheet as of June 30, 2025 included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by U.S. GAAP.

The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial condition, results of operations, and cash flows for the periods presented. All intercompany balances and transactions have been eliminated. Interim results are not necessarily indicative of the results for the full year ending June 30, 2026.

Significant Accounting Policies

There have been no material changes to our significant accounting policies included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject us to a significant concentration of credit risk consist of cash and cash equivalents, restricted cash, and accounts receivable. Cash and cash equivalents are maintained with high-quality financial institutions, the composition and maturities of which are regularly monitored by management.

We believe that the concentration of credit risk in our trade receivables is substantially mitigated by our credit evaluation process, relatively short collection terms and the high level of credit worthiness of our customers. For customers including distributors and direct customers, we perform ongoing credit evaluations of their financial conditions and limit the amount of credit extended when deemed necessary based upon payment history and their current credit worthiness, but we generally require no collateral other than the products that we deliver to them, in which we sometimes hold a purchase money security interest under our standard terms. We regularly review the allowance for credit losses by considering factors such as historical experience, credit quality, reasonable and supportable forecasts, age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay.

Significant customer information is as follows:

	September 30, 2025	June 30, 2025
Percentage of accounts receivable
Customer A	29.5%	33.4%
Customer B	*	13.6%
Customer C	19.7%	*
Customer D	12.5%	*

^The customer references of A-D above may represent different customers than those reported in a previous period.
*Below 10%

SMCI | Q1 2026 Form 10-Q | 7

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Receivables Purchase Agreement

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

Pursuant to the Receivables Purchase Agreement, we may, subject to the terms and conditions set out therein, sell certain of our accounts receivable and related rights to the Purchasers (the “Purchased Receivables”). The Receivables Purchase Agreement provides for an uncommitted facility with an initial aggregate facility limit of $1,790.0 million. The Purchasers may elect in their sole direction to purchase eligible accounts receivable offered by us under the Receivables Purchase Agreement at the applicable purchase discount. The purchase price for any Purchased Receivable will be the net invoice amount of the Purchased Receivable, minus the applicable discount, which is set at Term SOFR (as defined in the Receivables Purchase Agreement) plus a specified discount assigned to each account debtor in the range of 1.15% - 2.80%, and calculated on the basis of a specified discount period. In the event the purchase of such Purchased Receivables is not characterized as a sale, we will be deemed to have granted a security interest in such Purchased Receivables and the proceeds thereof in favor of the Purchasers.

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

As of September 30, 2025 no receivables have been sold under the agreement.

Accounting Pronouncements Recently Adopted

In March 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2024-02 which removes references to the Board’s concepts statements from the FASB Accounting Standards Codification. The ASU is part of the Board’s standing project to make “Codification updates for technical corrections such as conforming amendments, clarifications to guidance, simplifications to wording or the structure of guidance, and other minor improvements.” The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2024. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2025. We adopted ASU 2024-02 on July 1, 2025, which did not have a material impact on our condensed consolidated financial statements and related disclosures.

Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The standard is effective for annual periods beginning after December 15, 2024. Early adoption is permitted and should be applied prospectively, with retrospective application permitted. The ASU is effective for our fiscal year beginning July 1, 2025. We will adopt this standard in our fiscal year 2026 annual report. We are currently assessing the effect of the adoption of this standard on our disclosures that will be included in our Form 10-K for the fiscal year ending June 30, 2026.

SMCI | Q1 2026 Form 10-Q | 8

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement, but it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which was issued to clarify the initial effective date for entities that do not have an annual reporting period that ends on December 31 (referred to as non-calendar year-end entities). The update clarified that ASU 2024-03 shall be effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The ASU is effective for our fiscal year beginning July 1, 2027. We do not expect this ASU to have a material impact on our condensed consolidated financial statements other than additional disclosures.

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which revises current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a variable interest entity that meets the definition of a business. The amendments require that an entity consider the same factors that are currently required for determining which entity is the accounting acquirer in other acquisition transactions. The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The ASU is effective for our fiscal year beginning July 1, 2027. We do not expect this ASU to have a material impact on our condensed consolidated financial statements and disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides all entities with a practical expedient and entities other than public business entities with an accounting policy election when applying the guidance in Topic 326, Financial Instruments–Credit Losses, to current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers. The ASU is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The ASU is effective for our fiscal year beginning July 1, 2026. We do not expect this ASU to have a material impact on our condensed consolidated financial statements and disclosures.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications did not result in changes to condensed consolidated balance sheets, statements of operations, or statements of cash flows.

Note 2. Segment Information

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

The CODM reviews significant operating expenses as components of net income, including research and development expenses, sales and marketing expenses, and general and administrative expenses, which are each separately disclosed and presented in the condensed consolidated statements of operations.

Additionally, the CODM reviews significant segment expenses including the net excess and obsolete inventory write-down, recorded to cost of sales, which is separately disclosed in Note 6, “Balance Sheet Components”, and stock-based compensation, which is separately disclosed in Note 11, “Stock-based Compensation and Stockholders’ Equity” in the notes to the condensed consolidated financial statements.

SMCI | Q1 2026 Form 10-Q | 9

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The measure of segment assets is reported on the condensed consolidated balance sheets as total consolidated assets. The accounting policies of our consolidated segment are the same as those described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

Disaggregation of Revenue

Total revenue recognized from all service and software for the three months ended September 30, 2025 and 2024 was $87.6 million and $95.8 million, respectively. Of this, revenue related to services recognized over time ratably over the contract term was $71.9 million and $50.1 million for the three months ended September 30, 2025 and 2024, respectively.

International net sales are based on the country to which the products were shipped. The following is a summary of net sales by geographic region (in thousands):

	Three Months Ended September 30,
	2025	% of Total	2024	% of Total
United States	$1,834,477	36.6%	$4,241,349	71.4%
Malaysia	1,115,149	22.2%	222,585	3.7%
Indonesia	578,706	11.5%	1,796	—%
Other (1)	1,489,458	29.7%	1,471,526	24.9%
Total	$5,017,790	100.0%	$5,937,256	100.0%

(1) all other countries were individually less than 10%.

Concentration of Customer Risk

Significant customer information is as follows:

	Three Months Ended September 30,
	2025	2024
Percentage of total net sales
Customer A	11.6%	20.8%
Customer B	*	28.7%
Customer C	*	11.9%
Customer D	17.3%	*

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

Contract assets are rights to consideration in exchange for goods or services that we have transferred to a customer when such right is conditional on something other than the passage of time. Such contract assets are insignificant to our condensed consolidated financial statements.

SMCI | Q1 2026 Form 10-Q | 10

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Contract liabilities consist of deferred revenue and relate to amounts invoiced to or advance consideration received from customers, which precede our satisfaction of the associated performance obligations. Our deferred revenue primarily results from customer payments received upfront for extended warranties and on-site services because these performance obligations are satisfied over time. Additionally, at times, deferred revenue may fluctuate due to the timing of non-refundable advance consideration received from non-cancelable contracts relating to the sale of future products. Revenue recognized during the three months ended September 30, 2025, which was included in the opening deferred revenue balance as of June 30, 2025 of $731.4 million, was $182.8 million. Revenue recognized during the three months ended September 30, 2024, which was included in the opening deferred revenue balance as of June 30, 2024 of $416.4 million, was $68.2 million.

Transaction Price Allocated to the Remaining Performance Obligations

Remaining performance obligations represent in aggregate the amount of transaction price that has been allocated to performance obligations not delivered, or only partially delivered, as of the end of the reporting period. We apply the exemption to not disclose information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less. These performance obligations generally consist of services, such as on-site services, including integration services and extended warranty services, that are contracted for one year or less, and products for which control has not yet been transferred. The value of the transaction price allocated to the remaining performance obligations as of September 30, 2025 was approximately $1,028.0 million. We expect to recognize approximately 58% of such value in the next 12 months, and the remainder thereafter.

Note 3. Financial Instruments and Fair Value Measurements

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

Financial Instruments Measured at Fair Value on a Recurring Basis

Cash and cash equivalents, certificates of deposit, investment in an auction rate security, and marketable securities, included in prepaid expenses and other current assets and other assets in the condensed consolidated balance sheets, are carried at fair value.

The following table sets forth our financial instruments as of September 30, 2025 and June 30, 2025, which are measured at fair value on a recurring basis by level within the fair value hierarchy. These are classified based on the lowest level of input that is significant to the fair value measurement (in thousands):

	As of September 30, 2025				As of June 30, 2025
	Level 1	Level 2	Level 3	Asset at Fair Value	Level 1	Level 2	Level 3	Asset at Fair Value
Assets
Money market funds (1)	$21	$—	$—	$21	$44	$—	$—	$44
Certificates of deposit	—	507	—	507	—	519	—	519
Marketable equity security	14,213	—	—	14,213	6,239	—	—	6,239
Available-for-Sale Investment:
Auction rate security	—	—	1,750	1,750	—	—	1,750	1,750
Total assets	$14,234	$507	$1,750	$16,491	$6,283	$519	$1,750	$8,552

(1) All of the money market funds are included in cash and cash equivalents in the condensed consolidated balance sheets as of September 30, 2025 and June 30, 2025, respectively.

SMCI | Q1 2026 Form 10-Q | 11

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The investment in marketable equity security is carried at fair value using values available on a public exchange, is based on a Level 1 input, and is recorded in prepaid expenses and other current assets in the condensed consolidated balance sheets. The unrealized gains and losses of the investment are included in other income, net in our condensed consolidated statements of operations. An unrealized gain of $8.0 million and $1.4 million was recorded in other income, net in the condensed consolidated statements of operations for the three months ended September 30, 2025 and 2024, respectively.

Our investment in an auction rate security is classified as an available for sale security within Level 3 of the fair value hierarchy as the determination of its fair value was not based on observable inputs as of September 30, 2025 and June 30, 2025. See Note 1, “Organization and Summary of Significant Accounting Policies” in the notes to the consolidated financial statements of our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 for a discussion of our policies regarding the fair value hierarchy. We are using the discounted cash flow method to estimate the fair value of the auction rate security at each period end and using the following assumptions: (i) the expected yield based on observable market rate of similar securities, (ii) the security coupon rate that is reset monthly, (iii) the estimated holding period, and (iv) a liquidity discount. The liquidity discount assumption is based on the management estimate of lack of marketability discount of similar securities and is determined based on the analysis of financial market trends over time, recent redemptions of securities and other market activities. We performed a sensitivity analysis and applying a change of either plus or minus 100 basis points in the liquidity discount would not result in a significantly higher or lower fair value measurement of the auction rate security as of September 30, 2025.

On a quarterly basis, we also evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, current economic conditions, and reasonable economic forecasts that affect collectability. For the three months ended September 30, 2025 and 2024, the credit losses related to our investments were not material.

There were no transfers between Level 1, Level 2, or Level 3 financial instruments during the three months ended September 30, 2025 and 2024.

Financial Instruments Not Recorded at Fair Value

Accounts receivable, accounts payable, and accrued liabilities are carried at cost, which approximates fair value due to the short maturity of these instruments. We estimate the fair value of outstanding debt, including our 3.50% Convertible Senior Notes due 2029 (“2029 Convertible Notes”), 2.25% Convertible Senior Notes due 2028 (“2028 Convertible Notes”), and 0.00% Convertible Senior Notes due 2030 (“2030 Convertible Notes”), for disclosure purposes on a recurring basis. Non-current accounts receivable, included in other assets in the condensed consolidated balance sheets, are carried at amortized cost, and bear interest at rates that approximate current market rates for similar credit. We believe the carrying amounts approximate fair value because there have been no significant changes in market rates or credit risk.

As of September 30, 2025 and June 30, 2025, our total lines of credit and term loans of $125.8 million and $112.5 million, respectively, are reported at amortized cost. The outstanding debt was categorized as Level 2 as it is not actively traded. The carrying value approximates fair value.

The estimated fair value as of September 30, 2025 of the 2029 Convertible Notes, the 2028 Convertible Notes, and the 2030 Convertible Notes were $1,744.5 million, $792.3 million, and $2,526.7 million, respectively. The estimated fair values as of June 30, 2025 of the 2029 Convertible Notes, the 2028 Convertible Notes, and the 2030 Convertible Notes were $1,801.9 million, $818.5 million, and $2,576.6 million. The estimated fair value of the 2029 Convertible Notes, the 2028 Convertible Notes, and the 2030 Convertible Notes was determined based on level 2 inputs of quoted market prices.

SMCI | Q1 2026 Form 10-Q | 12

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 4. Non-marketable Equity Securities

Our non-marketable equity securities, included in other assets in the condensed consolidated balance sheets, consist of investments in privately held companies without readily determinable fair values. The following table shows our non-marketable equity securities that were measured using the measurement alternative and equity method (in thousands):

	September 30, 2025	June 30, 2025
Non-marketable equity securities:
Opening gross investment balance	$122,217	$66,217
Investment made during the period	—	56,000
Cumulative impairment adjustment	(23,600)	(11,600)
Total carrying value - before the adjustments under equity method	98,617	110,617
Securities under equity method - cumulative adjustment	(37)	—
Total carrying value	$98,580	$110,617

Our non-marketable equity securities include $92.5 million invested in an unrelated party (the "Sub-licensee") to which we have subleased the entire space in Vernon, California. The Sub-licensee does not meet the criteria of a related party. Additionally, the Sub licensee has been a customer of ours, and we concluded that equity investment agreements and sub-licensing agreements are separate from revenue contracts as all transactions have been recorded at the respective fair values. Please refer to Note 9, “Leases” for further discussion.

We recognized an impairment loss of $12.0 million during the three months ended September 30, 2025.

Note 5. Net Income per Common Share

The following table shows the computation of basic and diluted net income per common share for the three months ended September 30, 2025 and 2024 (in thousands, except per share amounts):

	Three Months Ended September 30,
	2025	2024
Numerator:
Net income - basic	$168,285	$424,327
Convertible notes interest charge, net of tax	1,680	2,749
Net income - diluted	$169,965	$427,076

Denominator:
Weighted-average shares outstanding - basic	595,624	589,558
Effect of dilutive convertible notes	41,665	12,860
Effect of dilutive securities	25,946	36,730
Weighted-average shares outstanding - diluted	663,235	639,148

Net income per common share - basic	$0.28	$0.72
Net income per common share - diluted	$0.26	$0.67

Anti-dilutive shares excluded from diluted net income per share:
Stock-based awards	12,000	3,586
Convertible notes	32,138	—

SMCI | Q1 2026 Form 10-Q | 13

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 6. Balance Sheet Components

The following tables provide details of the selected balance sheet items (in thousands):

Cash, Cash Equivalents, and Restricted Cash

	September 30, 2025	June 30, 2025
Cash and cash equivalents	$4,196,867	$5,169,911
Restricted cash included in other assets	2,388	2,390
Total cash, cash equivalents and restricted cash	$4,199,255	$5,172,301

Inventories

	September 30, 2025	June 30, 2025
Finished goods	$3,877,754	$3,465,352
Work in process	1,259,183	674,613
Purchased parts and raw materials	593,065	540,410
Total inventories	$5,730,002	$4,680,375

During the three months ended September 30, 2025 and 2024, we recorded write down adjustments for excess and obsolete inventory and lower of cost and net realizable value adjustments to cost of sales totaling $36.2 million and $9.1 million, respectively.

Property, Plant, and Equipment, net

	September 30, 2025	June 30, 2025
Land	$172,202	$162,848
Buildings	186,781	182,466
Machinery and equipment	120,417	111,331
Building and leasehold improvements	123,447	121,665
Furniture and fixtures	39,147	36,268
Software	7,198	7,117
Construction in progress	1,275	1,038
Property, plant, and equipment, gross	650,467	622,733
Accumulated depreciation and amortization	(129,755)	(118,245)
Property, plant, and equipment, net	$520,712	$504,488

Depreciation expense for the three months ended September 30, 2025 and 2024 was $12.1 million and $9.0 million, respectively.

SMCI | Q1 2026 Form 10-Q | 14

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Other Assets

	September 30, 2025	June 30, 2025
Non-current accounts receivable	$76,355	$166,405
Operating lease ROU asset	375,968	293,692
Long-term investments	100,330	112,367
Deferred service costs, non-current	10,828	10,713
Deposits	4,528	4,980
Restricted cash, non-current	2,388	2,390
Other	16,337	14,324
Total other assets	$586,734	$604,871

Accrued Liabilities

	September 30, 2025	June 30, 2025
Accrued payroll and related expenses	$82,674	$82,156
Customer deposits	47,031	260,131
Accrued cooperative marketing expenses	29,421	26,775
Accrued warranty costs	13,612	9,753
Operating lease liability	30,082	21,189
Accrued professional fees	5,752	8,098
Accrued interest - convertible notes	8,356	27,701
Customer-related liabilities	18,275	32,858
Input tax payable	19,555	39,161
Other	58,635	57,815
Total accrued liabilities	$313,393	$565,637

Product Warranties

	Three Months Ended September 30,
	2025	2024
Balance, beginning of the period	$16,954	$17,815
Provision for warranty	16,902	11,534
Costs utilized	(12,873)	(10,999)
Change in estimated liability for pre-existing warranties	281	(397)
Balance, end of the period	$21,264	$17,953
Current portion	$13,612	$9,872
Non-current portion	$7,652	$8,081

The portion of the accrued warranty costs expected to be incurred within the next 12 months is included within accrued liabilities, while the remaining balance is included within other long-term liabilities on the condensed consolidated balance sheets.

SMCI | Q1 2026 Form 10-Q | 15

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 7. Lines of Credit and Term Loans

Short-term and long-term loan obligations with respect to revolving lines of credit and term loans as of September 30, 2025 and June 30, 2025 consisted of the following (in thousands):

	September 30,	June 30,
	2025	2025
Line of credit:
CTBC Credit Lines	$17,705	$—
Chang Hwa Bank Credit Lines	9,836	—
E.SUN Bank Credit Lines	30,000	30,000
First Bank Credit Lines	—	—
Total line of credit	57,541	30,000
Term loan facilities:
Chang Hwa Bank Credit Facility due October 15, 2026	8,880	11,399
CTBC Term Loan Facility, due June 4, 2030	26,229	28,822
CTBC Term Loan Facility, due August 15, 2026	1,391	1,846
E.SUN Bank Term Loan Facility, due September 15, 2026	10,492	13,678
E.SUN Bank Term Loan Facility, due August 15, 2027	8,169	9,632
Mega Bank Term Loan Facility, due October 3, 2026	13,115	17,098
Total term loans	68,276	82,475
Total lines of credit and term loans	125,817	112,475
Lines of credit and current portion of term loans	100,618	75,060
Term loans, non-current	$25,199	$37,415

SMCI | Q1 2026 Form 10-Q | 16

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Activities under Revolving Lines of Credit and Term Loans

Available borrowings and interest rates as of September 30, 2025 and June 30, 2025 consisted of the following (in thousands except for percentages):

	September 30, 2025		June 30, 2025
	Available borrowings	Interest rate	Available borrowings	Interest rate
Line of credit:
CTBC Credit Lines	$167,295	2.11% - 5.79%	$185,000	2.63% - 5.79%
Chang Hwa Bank Credit Lines	$14,071	1.88% - 4.74%	$30,259	1.88% - 5.16%
E.SUN Bank Credit Lines	$30,000	2.02% - 5.12%	$30,000	2.02% - 5.12%
Mega Bank Credit Lines	$50,000	1.90% - 5.26%	$50,000	1.90% - 5.26%
First Bank Credit Lines	$20,000	2.03% - 5.26%	$—	n/a

Term loan facilities:
Chang Hwa Bank Credit Facility due October 15, 2026	$—	2.08%	$—	2.08%
CTBC Term Loan Facility, due June 4, 2030	$—	1.33% - 1.83%	$—	1.33% - 1.83%
CTBC Term Loan Facility, due August 15, 2026	$—	2.03%	$—	1.53% - 2.03%
E.SUN Bank Term Loan Facility, due September 15, 2026	$—	2.22%	$—	2.22%
E.SUN Bank Term Loan Facility, due August 15, 2027	$—	2.22%	$—	1.92%
Mega Bank Term Loan Facility, due October 3, 2026	$—	2.02%	$—	2.02%
See Note 7, “Lines of Credit and Term Loans” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 for a more complete description of our credit facilities.

Principal payments on lines of credit and term loans are due as follows (in thousands):

Fiscal Year:	Principal Payments
Remainder of 2026	$89,943
2027	18,770
2028	6,331
2029	5,621
2030	5,152
Total lines of credit and term loans	$125,817

As of September 30, 2025, we were in compliance with all the covenants for the revolving lines of credit and term loans identified in this Note 7, “Lines of Credit and Term Loans”.

SMCI | Q1 2026 Form 10-Q | 17

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
We entered into a new agreement during the three months ended September 30, 2025 with the following terms:

Chang Hwa Bank

Chang Hwa Bank Credit Lines

On September 18, 2025 (the “CHB Effective Date”), our Taiwan subsidiary entered into a credit facility (the “2025 Credit Facility”) with Chang Hwa Commercial Bank, Ltd. (“Chang Hwa Bank”) which was substantially similar to the “New Credit Facility” in 2024 to renew a Loan Contract for a general working capital loan (the “General Working Capital Loan”). The credit limit thereunder has been adjusted to a total cap of NTD 1,000.0 million, which includes $20.0 million from the Chang Hwa Bank Credit Facility, a credit limit of NTD 300.0 million (together, the “CHB Credit Lines”), and the remaining balance of “Chang Hwa Bank Term Loan Facility”.

Terms for specific drawdown instruments issued under the 2025 Credit Facility, such as credit amount, term of use, mode of drawdown, specific lending rate, and other relevant terms, are to be set forth in separate loan contracts (each, a “Loan Contract”) negotiated with the Chang Hwa Bank. Under three Loan Contracts entered into on the CHB Effective Date, our Taiwan subsidiary and the Chang Hwa Bank have agreed to each of the following: (a) our Taiwan subsidiary may choose one of the following, subject to a cap of $20.0 million under the CHB Credit Lines: (i) a Loan Contract providing for the drawdown of up to $20.0 million for an import loan (the “Import Open Account O/A Loan”), with the interest rate thereunder based on Taipei Forex Inc (“TAIFX”) plus a fixed margin; or (ii) a Loan Contract providing for the drawdown of up to $20.0 million for an export loan (the “Export Open Account O/A Loan”), with the interest rate thereunder based on TAIFX plus a fixed margin; and (b) a Loan Contract for a general working capital loan (the “General Working Capital Loan”), subject to a cap of NTD 300.0 million under the CHB Credit Lines, with the interest rate set at a fixed premium to a specified one-year time savings deposit rate, subject to a floor of 1.4%. Only the Loan Contract referred to in (b) is subject to renewal or re-execution, while the other agreements under (a) remain unchanged.

First Bank

On July 18, 2025, our Taiwan subsidiary renewed the Credit Agreement and the Foreign Currency Agreement with First Commercial Bank Co., Ltd. (“First Bank”). The credit lines are reduced from $30.0 million to $20.0 million, including a sub-item credit limit of NTD 600.0 million designed for short-term working capital loans. As of September 30, 2025, there were no outstanding borrowings under the First Bank credit line.

Note 8. Convertible Notes

The following table summarizes our convertible notes as of September 30, 2025:

	Issuance Date	Principal (in millions)	Coupon Interest	Maturity	Conversion price	Carrying Value (in millions)	Effective Interest Rate
2028 Convertible Notes	2/20/2025	$700.0	2.25%	7/15/2028	$61.06	$686.5	2.97%
2029 Convertible Notes	2/29/2024	$1,725.0	3.50%	3/1/2029	$83.44	$1,705.1	3.86%
2030 Convertible Notes	6/23/2025	$2,300.0	0.00%	6/15/2030	$55.20	$2,258.3	0.39%

All notes are senior unsecured obligations ranking equally in right of payment with one another and senior to any future subordinated indebtedness. Each series is convertible, at our election, into cash, shares of our common stock, or a combination thereof, and none were eligible for early conversion as of September 30, 2025.

SMCI | Q1 2026 Form 10-Q | 18

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
2029 Convertible Notes

We issued $1,725.0 million of 0.00% Convertible Senior Notes due 2029 (“Original 2029 Notes”) in February 2024. On February 20, 2025, we executed privately negotiated subscription and supplemental indenture agreements to amend the Original 2029 Notes (the “2029 Amendments”). Key changes included (i) establishing a 3.50% annual coupon, payable semi-annually on March 1 and September 1 beginning September 2025, and (ii) adjusting the conversion rate to 11.9842 shares per $1,000 principal amount, equivalent to a conversion price of approximately $83.44 per share. All other material terms remained substantially unchanged.

The amendment was accounted for as an extinguishment of the original debt and issuance of new debt under Accounting Standards Codification (“ASC”) 470-50, resulting in a $30.3 million extinguishment loss recorded in other income, net, during the quarter ended March 31, 2025. Debt issuance costs are amortized to interest expense using the effective interest method.

Holders may convert their notes upon the occurrence of certain conditions, including: (1) if our stock price exceeds 130% of the conversion price for 20 of 30 consecutive trading days; (2) if the trading price of the notes is below 98% of the product of the stock price and conversion rate; (3) upon certain corporate events or distributions; (4) if we call the notes for redemption; or (5) at any time from and after September 1, 2028 until the second scheduled trading day before maturity. The notes are redeemable, in whole or in part, at our option beginning March 1, 2027 if our stock price exceeds 130% of the conversion price for a specified period, at a price equal to the principal amount plus accrued and unpaid interest.

As of September 30, 2025 and June 30, 2025, unamortized issuance costs are $19.9 million and $21.3 million, respectively. The interest expense for the three months ended September 30, 2025 totaled $16.4 million, including $1.4 million from the amortization of debt issuance costs. Interest expense for the three months ended September 30, 2024 totaled $1.5 million, all of which is amortization of issuance costs.

In connection with the issuance, we entered into 2029 Capped Call Transactions with certain financial institutions to reduce potential dilution upon conversion or offset cash payments exceeding principal. The capped calls were initially structured with a $134.14 strike price and $195.10 cap price and were amended in February 2025 to reflect the updated conversion rate. The amended cap price is $94.17 per share. These instruments are equity-classified under ASC 815-40, and no incremental value was recorded upon amendment.

2028 Convertible Notes

On February 20, 2025, we issued $700.0 million aggregate principal amount of 2028 Convertible Notes under an indenture with U.S. Bank Trust Company, N.A., as trustee. The notes were issued concurrently with the amended 2029 Convertible Notes and are convertible, at our election, into cash, shares of common stock, or a combination of both. The initial conversion rate is 16.3784 shares per $1,000 principal amount, equivalent to a conversion price of approximately $61.06 per share.

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

SMCI | Q1 2026 Form 10-Q | 19

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Interest accrues from February 20, 2025, and is payable semi-annually on January 15 and July 15, beginning July 15, 2025. The notes mature on July 15, 2028, unless earlier converted, redeemed, or repurchased. Redemption may occur on or after March 1, 2026, if the stock price exceeds 150% of the conversion price for a specified period.

The notes include customary provisions for conversion, redemption, and repurchase following a fundamental change. Upon such an event, holders may require us to repurchase all or part of their notes for cash equal to 100% of principal plus accrued interest, and the conversion rate may be increased for holders converting in connection with a qualifying corporate event or redemption.

We accounted for the 2028 Convertible Notes as a single liability measured at amortized cost, as no embedded features required bifurcation as derivatives. As of September 30, 2025 and June 30, 2025, unamortized issuance costs are $13.5 million and $14.6 million, respectively. Interest expense for the three months ended September 30, 2025 totaled $5.1 million, including $1.1 million from the amortization of debt issuance costs.

2030 Convertible Notes

On June 23, 2025, we issued $2,300 million aggregate principal amount of 2030 Convertible Notes, including the $300.0 million overallotment option. Net proceeds were approximately $2,256.0 million after issuance costs.

The 2030 Convertible Notes are convertible at an initial rate of 18.1154 shares per $1,000 principal amount, equivalent to a conversion price of approximately $55.20 per share. Conversion prior to December 17, 2029 is permitted only if specified conditions are met (similar to those of the 2028 Convertible Notes and the 2029 Convertible Notes). After that date, the notes become convertible at any time up to two trading days before maturity.

Holders may convert their 2030 Convertible Notes upon the occurrence of certain conditions, including: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2025, if our stock price exceeds 130% of the conversion price for 20 of 30 consecutive trading days; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (3) upon certain corporate events or distributions on our common stock, as described in the Indenture; (4) if we call the notes for redemption; or (5) at any time from and after December 17, 2029 until the second scheduled trading day before maturity. The notes are redeemable, in whole or in part, beginning June 15, 2028 if our stock price exceeds 130% of the conversion price for a specified period, at a price equal to the principal amount plus accrued and unpaid interest.

As of September 30, 2025 and June 30, 2025, unamortized issuance costs are $41.7 million and $43.9 million, respectively. Interest expense for the three months ended September 30, 2025 totaled $2.2 million, all of which are amortization of debt issuance costs.

We entered into 2030 Capped Call Transactions with certain counterparties to mitigate dilution or cash outflows above principal upon conversion. The capped calls have an initial cap price of $81.78 per share, representing a 100% premium to the $40.89 share price on the issuance date.

SMCI | Q1 2026 Form 10-Q | 20

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 9. Leases

We lease offices, warehouses and other premises, vehicles and certain equipment under non-cancelable operating leases. Operating lease expense recognized and supplemental cash flow information related to operating leases for the three months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended September 30,
	2025	2024
Operating lease expense (including expense for lease agreements with related parties of $204 and $165 for the three months ended September 30, 2025 and 2024, respectively)	$13,031	$3,226
Cash payments for operating leases (including payments to related parties of $220 and $165 for the three months ended September 30, 2025 and 2024, respectively)	$9,136	$2,863
New operating lease assets obtained in exchange for operating lease liabilities	$90,542	$17,782

During the three months ended September 30, 2025 and 2024, our costs related to short-term lease arrangements were immaterial. Variable lease payments expensed in the three months ended September 30, 2025 and 2024 were immaterial.

ROU assets and lease liabilities are recorded in the condensed consolidated balance sheets as follows (in thousands):

	September 30, 2025	June 30, 2025
Other assets	$375,968	$293,692

Accrued liabilities	$30,082	$21,189
Other long-term liabilities	359,813	280,368
Total lease liabilities	$389,895	$301,557

Weighted average remaining lease term	9.2 years	9.1 years
Weighted average discount rate (1)	5.8%	5.8%

(1) As the interest rate in the lease contract is typically not readily available, we estimate the incremental borrowing rate considering credit notching approach based on information available at lease commencement.

In June 2024, we entered into a lease agreement for a 21 megawatt (“MW”) data center co-location space located in Vernon, California (the “Data Center Space”) that will expire on September 30, 2035. We do not have an option to extend (or to terminate) the lease. The lease agreement consists of three tranches, with the first tranche of 6 MW having commenced on January 24, 2025, the second tranche of 9 MW commenced on May 12, 2025, and the third tranche of 6 MW commenced on August 15, 2025. As of September 30, 2025, the ROU asset and lease liability arising from the commencement of the three tranches totaled $297.4 million. Variable lease payments not dependent on a rate or index associated with our leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed as probable. Variable lease payments are presented as operating expenses in the condensed consolidated statements of operations.

Simultaneously, we entered into a Sublicense agreement, the term of which coincides with our Data Center Space lease. We accounted for the lease as an operating lease and the Sublicense as a sublease under Accounting Standards Codification Topic 842, Leases. The Sublicense did not relieve our original obligation under the Data Center Space lease, and therefore we did not adjust the operating lease ROU asset and related liability. Sublicense income is recognized on a straight-line basis and the rental income is included in other income, net on the condensed consolidated statements of operations.

SMCI | Q1 2026 Form 10-Q | 21

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Rental income is included in other income, net on the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,
	2025	2024
Sublease income	$8,133	$—

As of September 30, 2025, the future total minimum Sublicense receipts expected to be received are as follows (in thousands):

Fiscal Year:	Future minimum Sublicense receipts
Remainder of 2026	$28,108
2027	38,443
2028	39,596
2029	40,784
2030	42,008
2031 and beyond	246,229
Total Sublicense receipts - Lessor	$435,168

Maturities of operating lease liabilities under non-cancelable operating lease arrangements as of September 30, 2025 were as follows (in thousands):

Fiscal Year:	Maturities of operating leases
Remainder of 2026	$39,777
2027	54,488
2028	54,302
2029	54,812
2030	56,273
2031 and beyond	255,103
Total future lease payments	514,755
Less: Imputed interest	(124,860)
Present value of operating lease liabilities	389,895
Less: Current portion	30,082
Long-term portion of operating lease liabilities	$359,813

Related party leases

We have entered into lease agreements with related parties. See Note 10, “Related Party Transactions” for further discussion.

SMCI | Q1 2026 Form 10-Q | 22

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 10. Related Party Transactions

We have a variety of business relationships with Ablecom and Compuware, both of which are Taiwan-based corporations. Both Ablecom and Compuware are a major contract manufacturer for us and Compuware is also a distributor of our products. Ablecom’s Chief Executive Officer, Steve Liang, is the brother of Charles Liang, our President, Chief Executive Officer and Chairman of the Board. As of September 30, 2025, Steve Liang and his family members owned approximately 35.0% of Ablecom’s stock. Charles Liang and his spouse, Sara Liu, who is also an officer and director for us, collectively owned approximately 10.5% of Ablecom’s capital stock as of September 30, 2025. Bill Liang, a brother of both Charles Liang and Steve Liang, is a member of the Board of Directors of Ablecom. Bill Liang is also the Chief Executive Officer of Compuware, Chairman of Compuware’s Board of Directors and a holder of equity interest in Compuware. Steve Liang is also a member of Compuware’s Board of Directors and is an equity holder of Compuware. Neither Charles Liang nor Sara Liu owns any capital stock of Compuware and we do not own any of Ablecom or Compuware’s capital stock. In addition, a sibling of Yih-Shyan (Wally) Liaw, who is our Senior Vice President, Business Development and a director of ours, owns approximately 11.7% of Ablecom’s capital stock and 8.7% of Compuware’s capital stock.

In October 2018, our Chief Executive Officer, Charles Liang, personally borrowed approximately $12.9 million from Chien-Tsun Chang, the spouse of Steve Liang. The loan was unsecured, had no maturity date and bore interest at 0.80% per month for the first six months, increased to 0.85% per month through February 28, 2020, and reduced to 0.25% effective March 1, 2020. The loan was originally made at Mr. Liang's request to provide funds to repay margin loans to two financial institutions, which loans had been secured by shares of our common stock that he held. The lenders called the loans in October 2018, following the suspension of our common stock from trading on Nasdaq in August 2018 and the decline in the market price of our common stock in October 2018. As of September 30, 2025 and June 30, 2025, the amount due on the unsecured loan (including principal and accrued interest) was approximately $16.9 million and $16.8 million, respectively. On October 9, 2025, the outstanding loan principal and accrued interest through October 8, 2025, totaling $16.9 million was repaid.

Dealings with Ablecom

We have entered into a series of agreements with Ablecom, including multiple product development, production and service agreements, credit agreements, product manufacturing agreements, manufacturing services agreements and lease agreements for warehouse space.

Under these agreements, we outsource to Ablecom a portion of our design activities and a significant part of our server chassis manufacturing as well as an immaterial portion of other components. Ablecom manufactured approximately 96.6% and 96.8% of the chassis purchased by us during the three months ended September 30, 2025 and 2024, respectively. With respect to design activities, Ablecom generally agrees to design certain agreed-upon products according to our specifications, and further agrees to build the tools needed to manufacture the products. We pay Ablecom for the design and engineering services, and further agree to pay Ablecom for the tooling. We retain full ownership of any intellectual property resulting from the design of these products and tooling.

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

SMCI | Q1 2026 Form 10-Q | 23

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Our exposure to financial loss as a result of our involvement with Ablecom is limited to potential losses on our purchase orders in the event of an unforeseen decline in the market price and/or demand of our products such that we incur a loss on the sale or cannot sell the products. Non-cancelable purchase orders from us to Ablecom on September 30, 2025 and June 30, 2025 were $50.1 million and $30.6 million, respectively, effectively representing the exposure to financial loss. We do not directly or indirectly guarantee any obligations of Ablecom, or any losses that the equity holders of Ablecom may suffer. Since Ablecom manufactures substantially all the chassis that we incorporate into our products, if Ablecom were to suddenly be unable to manufacture chassis for us, our business could suffer if we are unable to quickly qualify substitute suppliers who can supply high-quality chassis to us in volume and at acceptable prices. We have extended a $10.0 million trade credit line with a net 30 days payment term to Ablecom through a credit agreement that outlines the terms and conditions governing their business dealings.

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

We also have entered into a series of agreements with Compuware, including multiple product development, production and service agreements, product manufacturing agreements, and lease agreements for office space. We have extended a $65.0 million trade credit line with a net 60 days payment term to Compuware through a credit agreement that outlines the terms and conditions governing their business dealings.

Under these agreements, we outsource a portion of our design activities, a significant part of our power supplies manufacturing and an immaterial portion of other components to Compuware. With respect to design activities, Compuware generally agrees to design certain agreed-upon products according to our specifications and further agree to build the tools needed to manufacture the products. We pay Compuware for the design and engineering services and further agrees to pay Compuware for the tooling. We retain full ownership of any intellectual property resulting from the design of these products and tooling. With respect to the manufacturing aspects of the relationship, Compuware purchases most of the materials needed to manufacture the power supplies from third parties and uses these materials to manufacture the products and then sell those products to us. We and Compuware frequently review and negotiate the prices of the power supplies we purchase from Compuware.

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

Our exposure to financial loss as a result of our involvement with Compuware is limited to potential losses on our purchase orders in the event of an unforeseen decline in the market price and/or demand of our products such that we incur a loss on the sale or cannot sell the products. Non-cancelable purchase orders from us to Compuware on September 30, 2025 and June 30, 2025 were $156.6 million and $118.3 million, respectively, effectively representing the exposure to financial loss. We do not directly or indirectly guarantee any obligations of Compuware, or any losses that the equity holders of Compuware may suffer.
SMCI | Q1 2026 Form 10-Q | 24

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Dealings with Leadtek Research Inc.

In October 2023, Ablecom and Compuware acquired an approximately 30% interest in Leadtek Research Inc. (“Leadtek”), a Taiwan company specializing in providing professional graphics cards and workstation solutions (the “Leadtek Investment”). Prior to the Leadtek Investment, none of our related parties had direct or indirect material interests in any transactions in which we were a participant with Leadtek. Commencing with the closing of the Leadtek Investment, Steve Liang and Bill Liang have served as two of the seven members of the Leadtek board of directors. At the time of Leadtek Investment, Leadtek was, and it continues to be, our authorized reseller. During the three months ended September 30, 2025, we engaged in transactions whereby we sold $0.3 million of servers to Leadtek and did not purchase any graphics cards from Leadtek. During the three months ended September 30, 2024, we engaged in transactions in which it sold $0.1 million of servers to Leadtek and purchased $0.4 million of graphics cards from Leadtek.

Dealings with Investment in a Corporate Venture

In October 2016, we entered into agreements pursuant to which we contributed certain technology rights in connection with an investment in a privately held company (the “Corporate Venture”) located in China to expand our presence in China. The Corporate Venture is 30% owned by us and 70% owned by another company in China. The transaction was closed in the third quarter of the fiscal year ended June 30, 2017, and the investment is accounted for using the equity method. As such, the Corporate Venture is also a related party.

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

We sold products worth $2.8 million and $4.8 million to the Corporate Venture during three months ended September 30, 2025 and 2024, respectively, and our share of intra-entity profits on the products that remained unsold by the Corporate Venture as of September 30, 2025 has been eliminated and have reduced the carrying value of our investment in the Corporate Venture due to prior impairment write-off. To the extent that the elimination of intra-entity profits reduces the investment balance below zero, such amounts are recorded within accrued liabilities. We had $1.8 million and less than $0.1 million due from the Corporate Venture in accounts receivable, net as of September 30, 2025 and June 30, 2025, respectively.

Other Transactions

For the three months ended September 30, 2025, and 2024, we had no and immaterial sales to and purchases from, respectively, Green Earth Liang’s Inc. (“Green Earth”), an entity affiliated with our Chief Executive Officer. As of September 30, 2025 and June 30, 2025, there was no amount due to and from Green Earth.

For the three months ended September 30, 2025 and 2024, we had no transactions directly or indirectly to Aeon Lighting Technology Inc. (“Aeon Lighting”). Aeon Lighting is a company which is owned more than 10% by James Liang, a brother of our Chief Executive Officer. James Liang is also a director of Aeon Lighting and serves as the Chief Executive Officer of such entity. As of September 30, 2025 and June 30, 2025, there was no amount due to and from Aeon Lighting.

For the three months ended September 30, 2025, we had no sale or purchases transactions with Ampera, Inc. (“Ampera”). We represent approximately 33% on the board of directors as we have one board of director seat on a board of three. With the combination of our 11% equity interest and board representation, we have the ability to exercise significant influence over the operating and financial policies of Ampera. As of September 30, 2025 and June 30, 2025, there was no amount due to and from Ampera.

SMCI | Q1 2026 Form 10-Q | 25

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
We had the following balances related to transactions with our related parties as of September 30, 2025 and June 30, 2025 (in thousands):

	Accounts receivable	Other receivables (1)	Accounts payable	Accrued liabilities (2)	Other long-term liabilities (3)
Ablecom
As of September 30, 2025	$2	$684	$53,062	$746	$55
As of June 30, 2025	$1	$1,059	$55,460	$753	$114
Compuware
As of September 30, 2025	$36	$518	$52,517	$852	$402
As of June 30, 2025	$285	$12,686	$74,292	$291	$494
Corporate Venture
As of September 30, 2025	$1,849	$—	$—	$—	$—
As of June 30, 2025	$30	$—	$—	$—	$—
Leadtek
As of September 30, 2025	$177	$—	$—	$—	$—
As of June 30, 2025	$77	$—	$—	$—	$—
Total
As of September 30, 2025	$2,064	$1,202	$105,579	$1,598	$457
As of June 30, 2025	$393	$13,745	$129,752	$1,044	$608

(1) Other receivables include receivables from vendors included in prepaid and other current assets.
(2) Includes current portion of operating lease liabilities included in other current liabilities.
(3) Other long-term liabilities include non-current portion of lease liabilities.

Our results from transactions with our related parties for each of the three months ended September 30, 2025 and 2024, are as follows (in thousands):

	Net sales	Cost of sales	Purchase of fixed assets	Research and Development	Sales and marketing
Ablecom
Three months ended September 30, 2025	$42	$69,841	$1,655	$828	$—
Three months ended September 30, 2024	$2	$137,507	$4,492	$1,862	$—
Compuware
Three months ended September 30, 2025	$5,874	$85,487	$149	$188	$(64)
Three months ended September 30, 2024	$9,975	$102,117	$357	$380	$—
Corporate Venture
Three months ended September 30, 2025	$2,768	$—	$—	$—	$—
Three months ended September 30, 2024	$4,827	$—	$—	$—	$—
Leadtek
Three months ended September 30, 2025	$267	$—	$—	$—	$—
Three months ended September 30, 2024	$71	$427	$—	$—	$—
Total
Three months ended September 30, 2025	$8,951	$155,328	$1,804	$1,016	$(64)
Three months ended September 30, 2024	$14,875	$240,051	$4,849	$2,242	$—

SMCI | Q1 2026 Form 10-Q | 26

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Our cash flow impact from transactions with our related parties for each of the three months ended September 30, 2025 and 2024, are as follows (in thousands):

	Changes in accounts receivable	Changes in prepaid expenses and other assets	Changes in accounts payable	Changes in accrued liabilities	Changes in other long-term liabilities	Cash payment for property, plant, and equipment	Unpaid property, plant, and equipment
Ablecom
Three months ended September 30, 2025	$(1)	$375	$(2,398)	$(7)	$(59)	$3,879	$1,655
Three months ended September 30, 2024	$(2)	$(466)	$29,999	$300	$237	$2,925	$3,906
Compuware
Three months ended September 30, 2025	$249	$12,168	$(21,775)	$561	$(92)	$8	$141
Three months ended September 30, 2024	$(6,895)	$(2,669)	$6,784	$(70)	$—	$204	$153
Corporate Venture
Three months ended September 30, 2025	$(1,819)	$—	$—	$—	$—	$—	$—
Three months ended September 30, 2024	$4,142	$—	$—	$—	$—	$—	$—
Leadtek
Three months ended September 30, 2025	$(100)	$—	$—	$—	$—	$—	$—
Three months ended September 30, 2024	$958	$—	$(59)	$—	$—	$—	$—
Total
Three months ended September 30, 2025	$(1,671)	$12,543	$(24,173)	$554	$(151)	$3,887	$1,796
Three months ended September 30, 2024	$(1,797)	$(3,135)	$36,724	$230	$237	$3,129	$4,059

Note 11. Stock-based Compensation and Stockholders’ Equity

Preferred Stock

We have 10,000,000 shares of undesignated preferred stock, $0.001 par value per share, authorized but not issued with rights and preferences determined by the Board at the time of issuance of such shares. As of September 30, 2025 and June 30, 2025, there were no shares of preferred stock issued and outstanding.

Common Stock

We may issue up to 1,000,000,000 shares of common stock, $0.001 par value per share. The holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders.

SMCI | Q1 2026 Form 10-Q | 27

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Equity Incentive Plan

Our 2020 Equity and Incentive Compensation Plan (the “2020 Plan”) was approved by stockholders on June 5, 2020, authorizing 50,000,000 plus 10,450,000 shares carried over from the 2016 Equity Incentive Plan (the “2016 Plan”). No new awards may be granted under the 2016 Plan, though 72,460,000 shares remained reserved for outstanding awards at the time of adoption. Stockholders approved amendments to the 2020 Plan in May 2022, January 2024, and June 2025, increasing the share reserve by 20,000,000, 15,000,000, and 18,000,000 respectively. Awards under the 2020 Plan include stock options, restricted stock units, performance shares, and other equity-based awards. Stock options are granted at a price not less than fair value (110% for 10% stockholders), and generally expire ten years after the date of the grant. Stock options and RSUs generally vest over four years (25% after one year and quarterly thereafter).

As of September 30, 2025, we had 14,263,384 authorized shares available for future issuance under the 2020 Plan.

Determining Fair Value

We measure RSUs at the grant-date stock price and stock options using the Black-Scholes model, with inputs for expected term, volatility, zero dividend yield, and U.S. Treasury risk-free rates, amortized over the vesting period.

The fair value of stock option grants for the three months ended September 30, 2025 and 2024 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,
	2025	2024
Risk-free interest rate	3.73% - 4.00%	3.82% - 4.00%
Expected term	3.44 years - 5.95 years	3.00 years - 5.98 years
Dividend yield	—%	—%
Volatility	76.16% - 92.16%	63.67% - 69.97%
Weighted-average fair value of options	$39.81	$40.71

The following table shows total stock-based compensation expense included in the condensed consolidated statements of operations for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,
	2025	2024
Cost of sales	$7,075	$3,959
Research and development	57,433	36,527
Sales and marketing	11,100	7,763
General and administrative	13,531	15,765
Stock-based compensation expense before taxes	89,139	64,014
Income tax impact	(19,201)	(15,873)
Stock-based compensation expense, net	$69,938	$48,141

During the three months ended September 30, 2025, there was no stock-based compensation expense capitalized to our condensed consolidated balance sheets. During the three months ended September 30, 2024, stock-based compensation expense capitalized to our condensed consolidated balance sheets was $0.1 million.

SMCI | Q1 2026 Form 10-Q | 28

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Stock Option Activity

2023 CEO Performance Award

In November 2023, the Compensation Committee granted the CEO a stock option for 5,000,000 shares at an exercise price of $45.00. Vesting occurs in five tranches upon achievement of specified stock price targets ($45.00 to $110.00 per share) and revenue-based operational milestones, subject to continued service. Shares exercised before November 14, 2026 must be held until that date, except for those sold to cover exercise costs and taxes.

The achievement status of the operational and stock price milestones as of September 30, 2025 was as follows:

Annualized Revenue Milestone (in billions)(1)	Achievement Status	Stock Price Milestone(1)	Achievement Status
$13.0	Achieved (6)	$45.00	Achieved (2)
$15.0	Achieved (7)	$60.00	Achieved (3)
$17.0	Achieved (8)	$75.00	Achieved (4)
$19.0	Achieved (9)	$90.00	Achieved (5)
$21.0	Achieved (10)	$110.00	Not yet achieved

(1)Under the terms of the 2023 CEO Performance Stock Option, the annualized revenue milestones and stock price milestones set forth in the table above must be achieved by December 31, 2028 and March 31, 2029, respectively.
(2)On March 2, 2024, the Compensation Committee certified achievement of the $45.00 stock price milestone based upon the 60 trading day average stock price from November 29, 2023 through February 26, 2024.
(3)On April 1, 2024, the Compensation Committee certified achievement of the $60.00 stock price milestone based upon the 60 trading day average stock price from December 15, 2023 through March 13, 2024.
(4)On April 1, 2024, the Compensation Committee certified achievement of the $75.00 stock price milestone based upon the 60 trading day average stock price from January 4, 2024 through April 1, 2024.
(5)On May 5, 2024, the Compensation Committee certified achievement of the $90.00 stock price milestone based upon the 60 trading day average stock price from January 31, 2024 through April 25, 2024.
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
(10)On August 26, 2025, the Compensation Committee certified achievement of the $21.0 billion revenue milestone based on our previous four consecutive fiscal quarters revenue as of March 31, 2025.

During the three months ended September 30, 2025 and 2024, we recognized compensation expense related to the 2023 CEO Performance Stock Option of $1.0 million and $7.7 million, respectively. As of September 30, 2025, we had $4.5 million in unrecognized compensation cost related to the 2023 CEO Performance Stock Option. The unrecognized compensation cost as of September 30, 2025 is expected to be recognized over a period of 1.25 years.

SMCI | Q1 2026 Form 10-Q | 29

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The following table summarizes stock option activity during the three months ended September 30, 2025 under all plans:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Balance as of June 30, 2025	34,848,133	$22.47	$—	—	$—
Granted	1,218,411	$58.19	$39.81	—	$—
Exercised	(631,240)	$8.88	$—	—	$—
Forfeited/Cancelled	(231,410)	$33.88	$—	—	$—
Balance as of September 30, 2025	35,203,894	$23.87	$—	6.85	$925,363
Options exercisable at September 30, 2025	23,837,964	$16.12	$—	6.00	$779,627

The total pretax intrinsic value of options exercised during the three months ended September 30, 2025 and 2024 was $23.4 million and $63.1 million, respectively.

As of September 30, 2025, $241.8 million of unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.65 years.

RSU Activity

The following table summarizes RSU activity during the three months ended September 30, 2025 under all plans:

	Time-Based RSUs Outstanding	Weighted Average Grant-Date Fair Value per Share
Balance as of June 30, 2025	20,428,647	$34.22
Granted	2,430,495	$58.20
Released	(2,994,432)	$30.31
Forfeited	(463,822)	$39.22
Balance as of September 30, 2025	19,400,888	$37.71

As of September 30, 2025, $668.2 million of unrecognized compensation cost related to unvested RSUs is expected to be recognized over a weighted-average period of 2.62 years.

Note 12. Income Taxes

We recorded a provision for income taxes of $40.2 million and $74.7 million for the three months ended September 30, 2025 and 2024, respectively. The effective tax rate was 19.3% and 15.0% for the three months ended September 30, 2025 and 2024, respectively. The effective tax rate for the three months ended September 30, 2025 was higher than that for the three months ended September 30, 2024, primarily due to the significant decrease in tax deductions related to stock-based compensation and research tax credit, due to a lower stock vesting price in the three months ended September 30, 2025, combined with an increase of state taxes which was attributable to a change in our jurisdictional mix of income. The effective tax rates for the three months ended September 30, 2025 and 2024 were both lower than the U.S. federal statutory rate of 21%, primarily due to tax benefits from the foreign-derived intangible income deduction, stock-based compensation, and the U.S. federal research tax credit.

SMCI | Q1 2026 Form 10-Q | 30

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law and contains several changes to key U.S. federal income tax laws, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. As of September 30, 2025, we have recognized the tax effects of certain OBBBA provisions. We will continue to evaluate the impact of OBBBA upon our future effective tax rate, tax liabilities, and cash taxes.

We believe that we have adequately provided reserves for all uncertain tax positions; however, amounts asserted by tax authorities could be greater or less than our current position. Accordingly, our provision on federal, state and foreign tax related matters to be recorded in the future may change as revised estimates are made or as the underlying matters are settled or otherwise resolved.

In general, the federal statute of limitations remains open for tax years ended June 30, 2022 through 2025. Various states' statutes of limitations remain open in general for tax years ended June 30, 2021 through 2025. Certain statutes of limitations in major foreign jurisdictions remain open for the tax years ended June 30, 2019 through 2025. It is reasonably possible that our gross unrecognized tax benefits will decrease by approximately $5.5 million, in the next 12 months, due to the lapse of the statute of limitations in certain jurisdictions. These adjustments, if recognized, would positively impact our effective tax rate, and would be recognized as additional tax benefits.

Note 13. Commitments and Contingencies

Litigation and claims

On August 30, 2024, three putative class action complaints were filed against the Company, the Company’s Chief Executive Officer, and the Company’s Chief Financial Officer in the U.S. District Court for the Northern District of California (Averza v. Super Micro Computer, Inc., et al., No. 5:24-cv-06147, Menditto v. Super Micro Computer, Inc., et al., No. 3:24-cv-06149, and Spatz v. Super Micro Computer, Inc., et al., No. 5:24-cv-06193). On October 4, 2024, a fourth putative class action complaint was filed in the same court (Norfolk County Retirement System v. Super Micro Computer, Inc., et al., No. 5:24-cv-06980). On October 18, 2024, a fifth putative class action complaint was filed in the same court (Covey Financial Inc., et al. v. Super Micro Computer, Inc., et al., No. 5:24-cv-07274). The complaints contain similar allegations, claiming that (i) each of the defendants violated Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder and (ii) each of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer violated Section 20(a) of the Securities Exchange Act as controlling persons of the Company for the alleged violations under (i), due (in each case) to alleged misrepresentations and/or omissions in public statements regarding the Company’s financial results and its internal controls and procedures. The Spatz and Menditto plaintiffs have voluntarily dismissed their respective complaints without prejudice against all Defendants, ending the suits. The Court finalized the appointment of Universal-Investment-Gesellschaft mbH as the Lead Plaintiff, who thereafter filed a Consolidated Amended Complaint with the Court on September 22, 2025. These matters are too preliminary to form a judgment as to whether the likelihood of an adverse outcome is probable and we are unable to estimate the possible loss or range of loss, if any.

SMCI | Q1 2026 Form 10-Q | 31

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
On September 11, 2024, certain current and former directors and certain current officers of the Company were named as defendants in a putative derivative lawsuit filed in the U.S. District Court for the Northern District of California, captioned Hollin v. Liang, et al., Case No. 5:24-cv-06410 (the “Hollin Action”). Four additional putative derivative lawsuits have been filed in the same court, captioned Latypov v. Liang, et al., Case No. 5:24-cv-06779 (filed Sept. 26, 2024), Keritsis v. Liang, et al., Case No. 5:24-cv-07753 (filed Nov. 6, 2024), Roy v. Liang, et al., Case No. 5:24-cv-08006 (filed Nov. 14, 2024), and Jha v. Liang, et al., No. 5:24-cv-08792 (filed Dec. 5, 2024) (together with the Hollin Action, the “Federal Derivative Litigation”). On November 20, 2024, a similar putative derivative lawsuit was filed in the Superior Court of California, County of Santa Clara, captioned Spatz v. Liang, et al., Case No. 24CV452241 (the “Spatz Action”). Two additional putative derivative lawsuits have been filed in the same court, captioned Clark v. Liang, et al., Case No. 24CV454416 (filed Dec. 17, 2024) and Carter, et al. v. Liang, et al., Case No. 24CV454689 (filed Dec. 20, 2024) (together with the Spatz Action, the “State Court Derivative Litigation,” and together with the Federal Derivative Litigation, the “Derivative Litigation”). The Company was also named as a nominal defendant in the Derivative Litigation. The Federal Derivative Litigation purports to allege derivative claims for breaches of Sections 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934, as amended, and Rules 10b-5 and 14a-9 promulgated thereunder, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and contribution arising out of allegations that the Company’s officers and directors caused the Company to issue materially false and misleading statements concerning the Company’s business operations and financial results. The State Court Derivative Litigation purports to allege claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, waste of corporate assets, unjust enrichment, and insider trading arising out of similar allegations as the Federal Derivative Litigation. The plaintiffs in the Derivative Litigation seek unspecified money damages, in addition to punitive damages and other relief. On January 14, 2025, the Court in the Hollin Action granted plaintiffs’ motion to consolidate the five previously stayed Federal Derivative Litigation actions. On March 24, 2025, the Court in the Spatz Action entered a Stipulation and Order staying all proceedings and consolidating the three State Court Derivative Litigation actions. On August 29, 2025, certain current and former directors and certain current officers of the Company were named as defendants in another putative derivative lawsuit filed in the Delaware Court of Chancery. These matters are too preliminary to form a judgment as to whether the likelihood of an adverse outcome is probable and we are unable to estimate the possible loss or range of loss, if any.

On November 22, 2024, a putative class action claim was filed against the Company in Ontario Superior Court of Justice, Canada, captioned 1000099739 Ontario Ltd. v. Super Micro Computer, Inc., No. CV-24-00731863-OOCP. The claim alleges that the Company violated Common Law (primary and secondary market misrepresentations) and the Ontario Securities Act, due to alleged misrepresentations and/or omissions in public statements regarding the Company’s financial results and its internal controls and procedures. The Company filed Motion to Dismiss, and the hearing is scheduled for December 8, 2025. The matter is too preliminary to form a judgment as to whether the likelihood of an adverse outcome is probable and we are unable to estimate the possible loss or range of loss, if any.

In late 2024, we received subpoenas from the Department of Justice and the Securities and Exchange Commission seeking a variety of documents following the publication of a short seller report in August 2024. We are cooperating with the government by providing responsive documents.

Other legal proceedings and indemnifications

In addition to the matters described above, from time to time, we have been involved in various legal proceedings, disputes, claims, and regulatory or governmental inquiries and investigations arising from the normal course of business activities. The resolution of any such matters has not had a material impact on our condensed consolidated financial condition, results of operations, or liquidity as of September 30, 2025, and any prior periods.

We have entered into indemnification agreements with its current and former directors and executive officers. Under these agreements, we have agreed to indemnify such individuals to the fullest extent permitted by law against liabilities that arise by reason of their status as directors or officers and to advance expenses incurred by such individuals in connection with related legal proceedings. It is not possible to determine the maximum potential amount of payments we could be required to make under these agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each claim. However, we maintain directors and officers liability insurance coverage to reduce its exposure to such obligations.

SMCI | Q1 2026 Form 10-Q | 32

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Purchase Commitments— We have agreements to purchase inventory and non-inventory items primarily through the next 12 months. As of September 30, 2025, these remaining non-cancelable commitments were $11.6 billion, including $206.7 million for related parties. We also review and assess the need for expected loss liabilities on a quarterly basis for all products we do not expect to sell for but have committed purchases from suppliers. There were no loss liabilities recognized as of September 30, 2025 and June 30, 2025.

Lease Commitments— See Note 9, “Leases”, for a discussion of our operating lease commitments.

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the related footnotes included elsewhere in this Quarterly Report on Form 10-Q, and the Annual Report on Form 10-K for the fiscal year ended June 30, 2025, which includes our consolidated financial statements for the fiscal years ended June 30, 2025 and 2024.

Overview

We are a global leader in Application-Optimized Total IT Solutions. Founded and operating in San Jose, California, we are committed to delivering first-to-market innovation for Enterprise, Cloud, AI, and 5G Telco/Edge IT Infrastructure. As a Total IT Solutions manufacturer, our offerings include server, artificial intelligence (“AI”) systems, storage, IoT devices, switches, software, and support services. Supermicro's expertise in motherboard, power, and chassis design drives our ability to develop and produce next-generation innovations, from cloud to edge, for our global customers. Our products are designed and manufactured in-house across facilities in the United States, Taiwan, and the Netherlands. Leveraging our global operations for scale and efficiency, we optimize solutions to improve TCO while reducing environmental impact through Green Computing initiatives. Our award-winning portfolio of Server Building Block Solutions empowers customers to tailor systems precisely to their exact workloads and applications. By selecting from a broad family of flexible and reusable building blocks, customers can configure a comprehensive range of form factors, processors, memory, GPUs, storage, networking, power, and cooling solutions, including air-conditioned, free air, and liquid cooling solutions.

We commenced operations in 1993 and have been profitable every year since inception. For the three months ended September 30, 2025 and 2024, our net income was $168.3 million and $424.3 million, respectively.

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

We measure our financial success based on various key indicators, including growth in net sales, gross profit margin, operating margin, and net income per common share. In addition to these financial metrics, a critical non-financial indicator of our success is our ability to rapidly introduce new products and deliver the latest application-optimized server and storage solutions. To support this, we work closely with the developers and manufacturers of key components, allowing us to integrate emerging technologies as they become available. Our ability to quickly bring new products to market, which we believe is enabled by our Building Block Solution architecture and has historically enabled us to capitalize on major technology transitions such as the launch of new GPUs, microprocessors and storage technologies. Accordingly, we closely monitor the product introduction cycles of industry leaders, including NVIDIA Corporation, Intel Corporation, Advanced Micro Devices, Inc., Broadcom Inc., Samsung Electronics Company Limited, Micron Technology, Inc. and others. This strategic focus directly informs our research and development investments, as we continue to allocate resources toward both our current initiatives and future product innovation.

SMCI | Q1 2026 Form 10-Q | 33

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

Macroeconomic Factors

Macroeconomic factors, including inflation, interest rate changes, capital market volatility, global supply chain constraints, tariffs, and global economic and geopolitical developments, have had and may continue to have direct and indirect impacts on our business and results of operations, particularly demand for our products and net sales. While difficult to isolate and quantify, these macroeconomic factors have also impacted and may continue to impact our supply chain and manufacturing costs, employee wages, costs for capital equipment and value of our investments. Further, while many of these macroeconomic factors could have a long term impact, others may have a short term impact which could lead to our financial results not being comparable on a period-to-period basis.

Financial Highlights

The following is a summary of our financial highlights for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024
Net sales	$5,017,790	$5,937,256
Gross profit	$467,373	$775,580
Total operating expenses	$285,117	$266,381
Income from operations	$182,256	$509,199
Net income	$168,285	$424,327
Net income per diluted share	$0.26	$0.67

•Net sales decreased by 15.5% in the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to the timing of several substantial customer orders received only in late September, which prevented the related GPU and SuperRack products from being shipped within the quarter. The decrease also reflects changes in product mix and a modest reduction in average selling prices as we continued to price our products competitively.
•Gross margin decreased to 9.3% in the three months ended September 30, 2025 from 13.1% in the three months ended September 30, 2024, primarily due to our strategy to offer competitive pricing to gain market share, change in product and customer mix, and higher manufacturing related expenses.
•Operating expenses increased by 7.0% in the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to higher headcount and increases in salary and stock-based compensation.
•Net income decreased to $168.3 million in the three months ended September 30, 2025 as compared to $424.3 million in the three months ended September 30, 2024, which was primarily due to decrease in gross profit and increase in operating and other expenses.
SMCI | Q1 2026 Form 10-Q | 34

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which are prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an ongoing basis, we regularly evaluate our accounting estimates based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The actual impact on our financial performance could differ from these estimates under different assumptions or conditions.

An accounting estimate is considered critical if both (i) the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment involved, and (ii) the impact within a reasonable range of outcomes of the estimates and assumptions is material to our condensed consolidated financial statements. Critical accounting estimates in the areas of inventories, revenue recognition, and income taxes, when applicable, have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting estimates.

There have been no material changes to our critical accounting policies and estimates as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

Results of Operations

Components of Results of Operations

Net Sales

Net sales primarily consist of sales of our server and storage solutions, including systems and related services, subsystems, and accessories. The key factors that impact net sales of our server and storage systems are the number of servers and racks sold, as well as the average selling prices per server or rack. For subsystems and accessories, the main drivers of net sales are the number of units shipped and the average selling price per unit. The prices for our server and storage systems can vary widely depending on the configuration, including factors such as speed, functionality and performance of key components, including CPUs, GPUs, SSDs, cooling systems, and memory. Similarly, the prices for our subsystems and accessories fluctuate depending on the relative value of the specific item being purchased, such as power supplies, server boards, chassis or other accessories.

SMCI | Q1 2026 Form 10-Q | 35

Cost of Sales, Gross Profit and Gross Margin

Cost of sales primarily consists of the costs to manufacture our products, which includes: the costs of components and materials, contract manufacturing, shipping, personnel expenses (salaries, benefits, stock-based compensation and incentive bonuses), equipment and facility expenses, warranty costs and inventory reserve charges.

We use several suppliers and contract manufacturers to design and manufacture subsystems in accordance with our specifications, with most final assembly and testing performed at our manufacturing facilities in the region where our products are sold. We work with Ablecom, one of our key contract manufacturers and a related party, for our chassis and certain other components. We also outsource a significant part of the manufacturing of certain components, particularly power supplies, to Compuware, also a related party. We also collaborate on design and development activities with Ablecom and Compuware, where we substantially fund the design costs and retain the intellectual property rights. Our purchases of products from Ablecom and Compuware combined represented 3.4% and 4.6% of cost of sales on our condensed consolidated statements of operations for the three months ended September 30, 2025 and 2024, respectively. For further details on our dealings with related parties, see Note 10, “Related Party Transactions” in the notes to the condensed consolidated financial statements.

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

Other Income, Net and Interest Expense

Other income, net and interest expense consists primarily of interest earned on our investments and cash balances, interest incurred on our debt, and foreign exchange gains and losses.

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

SMCI | Q1 2026 Form 10-Q | 36

The following table presents certain items of our condensed consolidated statements of operations for the three months ended September 30, 2025 and 2024 (in millions):

	Three Months Ended September 30,
	2025	2024
Net sales	$5,017.8	$5,937.3
Cost of sales	4,550.4	5,161.7
Gross profit	467.4	775.6
Operating expenses:
Research and development	173.3	132.2
Sales and marketing	47.9	68.9
General and administrative	63.9	65.3
Total operating expenses	285.1	266.4
Income from operations	182.3	509.2
Other income, net	51.2	7.2
Interest expense	(24.9)	(17.4)
Income before income tax provision	208.6	499.0
Income tax provision	(40.2)	(74.7)
Share of loss from equity investee, net of taxes	(0.1)	—
Net income	$168.3	$424.3

The following table presents certain items of our condensed consolidated statements of operations expressed as a percentage of net sales for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025		2024
Net sales	100.0%		100.0%
Cost of sales	90.7%		86.9%
Gross profit	9.3%		13.1%
Operating expenses:
Research and development	3.5%		2.2%
Sales and marketing	1.0%		1.2%
General and administrative	1.3%		1.1%
Total operating expenses	5.8%		4.5%
Income from operations	3.5%		8.6%
Other income, net	1.0%		0.1%
Interest expense	(0.5)%		(0.3)%
Income before income tax provision	4.0%		8.4%
Income tax provision	(0.8)%		(1.3)%
Share of loss from equity investee, net of taxes	—%	*	—%	*
Net income	3.2%		7.1%
*Represents an amount less than 0.1%.

SMCI | Q1 2026 Form 10-Q | 37

Nets Sales

The following table presents net sales for the three months ended September 30, 2025 and 2024 (dollars in millions):

	Three Months Ended September 30,		Change
	2025	2024	$	%
Net sales	$5,017.8	$5,937.3	$(919.5)	(15.5)%

Comparison of the Three Months Ended September 30, 2025 and 2024

The $919.5 million or 15.5% decrease in net sales was primarily due to the timing of several substantial orders, which were only received in late September, such that the products covered by those orders could not be shipped during the quarter ended September 30, 2025. This was caused principally by customer configuration upgrades and delays in data center readiness. A decrease in our average selling price compared to the prior quarter ended September 30, 2024 also contributed modestly to the decline in net sales of server and storage systems, as we maintained our strategy of pricing our products competitively to retain and or gain market shares. This was most pronounced in declining billings for GPU & Super Racks of $527.8 million or 11.7% year over year, including liquid-cooled and air-cooled servers that are generally more complex and of higher average selling price. Additionally, sales across other product categories decreased by $349.9 million, or 28.5%, including Traditional Storage, SuperBlade, Ultra Server, and other product lines.

Nets Sales by Geography

The following table presents net sales by geographic region for the three months ended September 30, 2025 and 2024 (dollars in millions):

	Three Months Ended September 30,		Change
	2025	2024	$	%
United States	$1,834.5	$4,241.3	$(2,406.8)	(56.7)%
Percentage of total net sales	36.6%	71.4%
Asia	$2,318.3	$954.6	$1,363.7	142.9%
Percentage of total net sales	46.2%	16.1%
Europe	$716.3	$645.9	$70.4	10.9%
Percentage of total net sales	14.3%	10.9%
Others	$148.7	$95.5	$53.2	55.7%
Percentage of total net sales	2.9%	1.6%
Total net sales	$5,017.8	$5,937.3	$(919.5)	(15.5)%

SMCI | Q1 2026 Form 10-Q | 38

Comparison of the Three Months Ended September 30, 2025 and 2024

The $919.5 million or 15.5% decrease in total net sales was primarily driven by the timing of several substantial customer orders that were received only in late September, which prevented the related products including GPU servers, HPC systems, and rack-scale solutions, which generally have higher average selling prices, from being shipped during the quarter ended September 30, 2025. This was caused principally by customer configuration upgrades and delays in data center readiness. The decrease also reflects a shift in product mix and a modest reduction in average selling prices as we continued to price our products competitively to retain and gain market share. This impact was most notable in the United States, where net sales decreased by $2,406.8 million, or 56.7%, compared to the prior quarter ended September 30, 2024.

Cost of Sales, Gross Profit, and Gross Margin

Cost of sales and gross margin for the three months ended September 30, 2025 and 2024 are as follows (dollars in millions):

	Three Months Ended September 30,		Change
	2025	2024	$	%
Cost of sales	$4,550.4	$5,161.7	$(611.3)	(11.8)%
Gross profit	$467.4	$775.6	$(308.2)	(39.7)%
Gross margin	9.3%	13.1%		(3.8)%

Comparison of the Three Months Ended September 30, 2025 and 2024

The $611.3 million or 11.8% decrease in cost of sales was primarily driven by a net decrease of approximately $754.5 million or 14.1% in certain products including GPU servers, HPC, and rack-scale solutions, consistent with the lower shipment volume during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, resulting from the timing of several substantial orders that were received near the end of the quarter and therefore could not be fulfilled. This was caused principally by customer configuration upgrades and delays in data center readiness. This decrease was partially offset by a $91.3 million or 29.8% decrease in vendor rebates, a $42.1 million or 398.3% increase in tariff expenses driven by new trade policies, as well as a $27.4 million or 299.3% increase in inventory write-down adjustments from aged inventory.

The 3.8% decrease in the gross margin percentage was due to a change in product and customer mix.

Operating Expenses

Operating expenses for the three months ended September 30, 2025 and 2024 are as follows (dollars in millions):

	Three Months Ended September 30,		Change
	2025	2024	$	%
Research and development	$173.3	$132.2	$41.1	31.1%
Percentage of total net sales	3.5%	2.2%
Sales and marketing	$47.9	$68.9	$(21.0)	(30.5)%
Percentage of total net sales	1.0%	1.2%
General and administrative	$63.9	$65.3	$(1.4)	(2.1)%
Percentage of total net sales	1.3%	1.1%
Total operating expenses	$285.1	$266.4	$18.7	7.0%

SMCI | Q1 2026 Form 10-Q | 39

Comparison of the Three Months Ended September 30, 2025 and 2024

Research and development expenses. The $41.1 million or 31.1% increase in research and development expenses was primarily driven by an increase in employee-related costs of $41.7 million, or 33.4%, mainly comprised of a $20.9 million, or 57.2%, increase in stock-based compensation, and $17.8 million, or 22.0%, increase in salaries, as we expanded our workforce and invested in key talent. These increases along with other immaterial cost increases were partially offset by a $2.0 million, or 29.3%, increase in research and development fees received from certain suppliers and customers.

Sales and marketing expenses. The $21.0 million or 30.5% decrease in sales and marketing expenses was primarily driven by a $19.9 million, or 289.3%, decrease in advertising and promotion expenses due to a marketing reimbursement of $17.2 million, or 291.6%, received from certain business partners for reimbursed product release and promotion efforts, and a $8.9 million, or 34.7%, decrease in sales commission bonuses during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. These decreases along with other minor cost decreases were partially offset by an increase in employee-related costs, mainly due to a $4.5 million, or 21.7%, increase in salaries and a $3.3 million, or 43.0%, increase in stock-based compensation, similarly to our research and development expenses as we expanded our workforce and invested in key talent company-wide.

General and administrative expenses. The $1.4 million or 2.1% decrease in general and administrative expenses was primarily attributable to a $6.8 million or 63.3% reduction in audit and tax fees, driven by an absence of additional costs related to the delayed filing of our fiscal 2024 Form 10-K, and a $2.1 million or 68.8% reduction in excise tax expense driven by decrease in sales compared to prior-year quarter which reduced the related tax expense. These reductions were partially offset by a $2.1 million or 39.3% increase in consulting fees, driven by greater use of external consultants to support and enhance our financing activities and other initiatives. Additionally, there was a $3.6 million or 30.3% net increase in employee-related costs including salaries, bonus, and stock-based compensation as we expanded our workforce and invested in key talent, and a $1.9 million or 6.2% increase in facilities costs such as rental costs, utility costs, and indirect depreciation costs, which are related to our efforts to expand our production capacity in order to support growing customer demands.

Other Income, Net and Interest Expense

Other income, net and interest expense for the three months ended September 30, 2025 and 2024 are as follows (dollars in millions):

	Three Months Ended September 30,		Change
	2025	2024	$	%
Other income, net	$51.2	$7.2	$44.0	611.1%
Interest expense	(24.9)	(17.4)	(7.5)	43.1%
Other income, net and interest expense	$26.3	$(10.2)	$36.5	(357.8)%

Comparison of the Three Months Ended September 30, 2025 and 2024

The $44.0 million or 611.1% increase in other income, net was primarily driven by higher interest income and favorable foreign exchange rate fluctuations. This is mainly comprised of an increase of $43.3 million or 543.2% in interest income for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, reflecting increased cash deposits funded by the proceeds from our convertible notes issuance, a $6.5 million or 459.6% gain from mark-to-market adjustments on a marketable equity securities investment, and a $4.4 million or 1687.7% from foreign currency exchange rate fluctuations resulting from a stronger U.S. dollar in the first quarter of fiscal 2026. These gains were partially offset by a $12.0 million impairment loss related to our non-marketable investment during the first quarter of fiscal 2026.

The $7.5 million or 43.1% increase in interest expense was primarily driven by a $21.9 million or 1187.3% increase in interest and amortization related to the amendment of the 2029 Convertible Notes and new issuance of the 2028 Convertible Notes and the 2030 Convertible Notes during the second half of fiscal 2025. This increase was partially offset by a $13.9 million or 94.1% decrease in interest expense associated with our Bank of America line of credit and term loans, which were fully repaid in November 2024.
SMCI | Q1 2026 Form 10-Q | 40

Income Tax Provision

Income tax provision and effective tax rates for the three months ended September 30, 2025 and 2024 are as follows (dollars in millions):

	Three Months Ended September 30,		Change
	2025	2024	$	%
Income tax provision	$(40.2)	$(74.7)	$34.5	(46.2)%
Percentage of total net sales	(0.8)%	(1.3)%
Effective tax rate	(19.3)%	(15.0)%

Comparison of the Three Months Ended September 30, 2025 and 2024

Income tax provision decreased by $34.5 million or 46.2% primarily due to a decline in worldwide income before income tax provision that reduced tax expense by $58.4 million which was offset by a lower tax benefit from stock-based compensation of approximately $14.5 million, and the effects of other immaterial tax items of approximately $9.4 million. The income before income tax provision for the first quarter of fiscal 2026 was $208.6 million, which is a decrease of $290.5 million or 58.2%.

Our quarterly effective income tax rate is based on the estimated annual income tax rate forecast and discrete tax items recognized in the period. The effective tax rate for the three months ended September 30, 2025, is higher than that for the three months ended September 30, 2024, primarily due to a significant decrease in stock-based compensation tax deduction and lower research tax credit because of lower stock vesting price in the three months ended September 30, 2025.

Liquidity and Capital Resources

We have financed our growth primarily with funds generated from operations, as well as utilizing borrowing facilities, selling our common stock, and issuing convertible notes. Recent drivers of liquidity changes included an increase in the need for working capital due to higher levels of inventory required to support future growing revenues, greater requests for longer payment terms from customers due to increasing system costs and to a lesser extent longer supply chain lead times on certain key components. Our cash and cash equivalents were $4.2 billion and $5.2 billion as of September 30, 2025 and June 30, 2025, respectively. Our cash and cash equivalents held in foreign locations was $974.2 million and $607.2 million as of September 30, 2025 and June 30, 2025, respectively.

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

We believe that our current cash, cash equivalents, borrowing capacity available from our credit facilities and internally generated cash flows will be sufficient to support our operating businesses and maturing debt and interest payments for the 12 months following the issuance of these condensed consolidated financial statements. We continue to assess financing options that may be necessary to support the growth of our business.

SMCI | Q1 2026 Form 10-Q | 41

Our key cash flow metrics were as follows (in millions):

	Three Months Ended September 30,		Change
	2025	2024	$
Net cash (used in) provided by operating activities	$(917.5)	$408.9	$(1,326.4)
Net cash used in investing activities	(32.3)	(44.3)	12.0
Net cash (used in) provided by financing activities	(18.7)	49.9	(68.6)
Effect of exchange rate fluctuations on cash	(4.6)	4.5	(9.1)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(973.1)	$419.0	$(1,392.1)

Operating Activities

Net cash used in operating activities during the three months ended September 30, 2025 mostly consisted of $168.3 million net income adjusted for certain non-cash items, such as $89.1 million of share-based compensation expense, $12.3 million of depreciation and amortization expense, and changes in working capital. The decrease in cash flows from operating activities during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was due to a decrease in net income, and increase in an inventory purchases, partially offset by higher stock-based compensation, and other operational spending.

Investing Activities

Net cash used in investing activities during the three months ended September 30, 2025 mostly consisted of $32.3 million of purchases of property, plant, and equipment as we continued to invest in real estate, servers, data centers, and network infrastructure. The decrease in cash used in investing activities during the three months ended September 30, 2025 compared to the three months ended September 30, 2024, was due to decreases in purchases of property, plant, and equipment.

Financing Activities

Net cash used in financing activities during the three months ended September 30, 2025 mostly consisted of payment for withholding taxes related to settlement of equity awards of $43.6 million, partially offset by net proceeds from lines of credit and term loans of $17.0 million. The increase in cash used by financing activities during the three months ended September 30, 2025 compared to the three months ended September 30, 2024, was mostly due to decrease in net proceeds from lines of credits and term loans.

Other Factors Affecting Liquidity and Capital Resources

Refer to Note 7, “Lines of Credit and Term Loans”, in the notes to the condensed consolidated financial statements in this Quarterly Report for further information on our outstanding debt.

Refer to Note 8, “Convertible Notes”, in the notes to the condensed consolidated financial statements in this Quarterly Report for further information on the amendment of the terms of the 2029 Convertible Notes, and the issuance of the 2028 Convertible Notes and the 2030 Convertible Notes.

Capital Expenditure Requirements

We anticipate our capital expenditures for the remainder of fiscal year 2026 will be in range of $200.0 million to $220.0 million, primarily relating to costs associated with our global manufacturing capabilities, including tooling for new products, new information technology investments, and facilities upgrades and expansion. We will also continue to evaluate new business opportunities and new markets. As a result, our future growth within the existing business or new opportunities and markets may dictate the need for additional facilities and capital expenditures to support that growth. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on net sales growth, productivity, expenses, service levels and customer retention).

SMCI | Q1 2026 Form 10-Q | 42

Our future capital requirements will depend on a variety of factors, including our growth rate, the timing and scale of investments to support product development, the expansion of sales and marketing efforts, the launch of new and enhanced software and services offerings, and continued investments in our office facilities and IT system infrastructure.

Contractual Obligations

Our estimated future obligations as of September 30, 2025, include both current and long-term obligations. For our long-term debt, as noted in Note 7, “Lines of Credit and Term Loans” in the notes to the condensed consolidated financial statements, we have a current obligation of $100.6 million and a long-term obligation of $25.2 million. Additionally, as noted in Note 8, “Convertible Notes” in the notes to the condensed consolidated financial statements, we have a convertible debt obligation of $4,725.0 million. Under our operating leases as noted in Note 9, “Leases” in the notes to the condensed consolidated financial statements, we have a current obligation of $30.1 million and a long-term obligation of $359.8 million. As noted in Note 13, “Commitments and Contingencies” in the notes to the condensed consolidated financial statements, we have current obligations related to non-cancelable purchase commitments of $11.6 billion.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our condensed consolidated financial statements, see Note 1, “Organization and Summary of Significant Accounting Policies”, in our notes to the condensed consolidated financial statements in this Quarterly Report.

SMCI | Q1 2026 Form 10-Q | 43

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Investment and Interest Rate Risk

We are exposed to interest rate risk related to our fixed-rate investment portfolio and outstanding debt. The investment portfolio is managed consistent with our overall liquidity strategy in support of both working capital needs and growth of our businesses.

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in money market funds and certificates of deposit. Our investment in an auction rate security has been classified as non-current due to the lack of a liquid market for these securities. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results of operations. As of September 30, 2025, our investments were in money market funds, certificates of deposits and auction rate securities.

We are exposed to changes in interest rates as a result of our borrowings under our term loans and revolving lines of credit. The interest rates for the term loans and the revolving lines of credit ranged from 1.3% to 5.8% at September 30, 2025 and 1.3% to 5.8% at June 30, 2025. Based on the outstanding principal indebtedness of $125.8 million under our credit facilities as of September 30, 2025, we believe that a 10% change in interest rates would not have a significant impact on the results of operations.

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

SMCI | Q1 2026 Form 10-Q | 44

Item 4.    Controls and Procedures

Attached as exhibits to this Quarterly Report on Form 10-Q are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This “Controls and Procedures” section includes information concerning the internal controls and controls evaluation referred to in the certifications.

(a) Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2025. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that their objectives are met. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all disclosure control issues, if any, have been detected. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2025 due to the material weaknesses in our internal control over financial reporting, described below, that were previously identified in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 filed on February 25, 2025. Notwithstanding the identified material weaknesses, management believes and has concluded that the condensed consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.

(b) Material Weakness in Internal Control over Financial Reporting

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

As previously reported in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, the following material weaknesses in internal control over financial reporting first identified in the our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 filed on February 25, 2025, remain unremediated as of September 30, 2025:

(i) information technology general controls ("ITGC") for certain systems that support our financial reporting process were not appropriately identified, designed or implemented; (ii) controls to address segregation of duties conflicts were not properly designed and appropriately implemented; (iii) controls over the completeness and accuracy of information we produce, impacting multiple financial statement areas were not properly implemented or documented; and (iv) we did not design, implement and retain appropriate documentation of control procedures to achieve timely, complete and accurate recording and disclosures across multiple financial statement areas including the timely identification and disclosure of new related party transactions.

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
SMCI | Q1 2026 Form 10-Q | 45

Notwithstanding the material weaknesses in internal control over financial reporting described above, management believes and has concluded that the condensed consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.

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

(d) Remediation Plan and Status

We have identified and implemented specific actions intended to improve the effectiveness of our internal control over financial reporting and disclosure controls and procedures and will continue to do so until the remediation of the material weaknesses identified above is complete, and we are able to conclude that both our internal control over financial reporting and our disclosure controls and procedures are effective. During the quarter ended September 30, 2025, we made significant progress on our remediation efforts and began to implement additional changes designed to improve our internal controls over financial reporting and to remediate the material weaknesses, including, but not limited to:

•Successfully implemented a full redesign of our Enterprise Resource Planning (“ERP”) system security role structure and segregation of duties (“SOD”) rulesets, to address issues relating to access which were not appropriately aligned with the defined role, including lack of visibility into SOD conflicts related issues that collectively contributed to the material weakness. This redesign has significantly simplified our security design. We believe this redesign will likely successfully remediate the SOD-related material weakness and results in a less complex, sustainable, compliant access model that reduces high-risk SOD conflicts across the company, subject to the completion of operating effectiveness testing during fiscal year 2026;
•Continued to leverage our global learning management and communication system, to develop and roll out numerous compliance and other mandatory training courses, across various areas, including Finance, Compliance, Information Technology and Sales, to our global workforce with an expanded focus on key areas such as Related party transactions, Revenue recognition and Internal controls over financial reporting among others, to ensure that our personnel stay current on a wide variety of areas;
•Over the last few months, we have completed a comprehensive risk-based review of our overall IT architecture, including the composition of our IT organization and applications, to ensure that all systems that support our financial reporting processes were appropriately identified to be part of the population over which we design and maintain ITGCs. During the quarter ended September 2025, we implemented improvements with an increased emphasis on more robust access provisioning and an enhanced change management thereby strengthening operating effectiveness of our overall information technology control framework. We have also taken numerous steps towards standardization of processes across our IT architecture, infrastructure and security, including but not limited to the implementation of various new applications company-wide and establishing stronger governance protocols as it relates to our overall IT change management processes. We believe these actions will likely allow us to successfully remediate the material weakness we previously identified relating to the deficiencies noted in the design and implementation of ITGC controls for systems that support our financial reporting processes; and
•Continuing to enhance our accounting policies and related information provided by entity (“IPE”) documentation, and, as part of the financial reporting process, implementing the use of supplementary checklists as well as conducting additional reviews and evaluations of transactions to improve the accuracy and reliability of our financial information.

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
SMCI | Q1 2026 Form 10-Q | 46

While we have made significant progress to enhance our internal control over financial reporting, we are still in the process of implementing certain additional processes, procedures and controls. We will require additional time to complete implementation, to complete testing and to assess and ensure the long-term sustainability of these procedures. We believe the above actions will be effective in remediating the material weaknesses described above, and we will continue to devote significant time and attention to these remedial efforts. However, the material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded that these controls are operating effectively.

(e) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

However, as noted above, we will continue implementing changes to our internal control over financial reporting to address the material weaknesses described above.

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings

The information required by this item is incorporated herein by reference to the information set forth in Note 13, “Commitments and Contingencies” in the notes to the condensed consolidated financial statements included in this Quarterly Report.

Due to the inherent uncertainties of legal proceedings, we cannot predict the outcome of the proceedings at this time, and we can give no assurance that they will not have a material adverse effect on our financial condition or results of operations.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, which are incorporated herein by reference, and which could adversely affect our business, financial conditions, and future results. There have been no material changes from the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3.    Defaults Upon Senior Securities

Not applicable.

SMCI | Q1 2026 Form 10-Q | 47

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2025, none of the Company’s executive officers or directors adopted trading plans pursuant to Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended, no pre-existing trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) were terminated or modified by the Company’s executive officers and directors, and no other written trading arrangements not intended to qualify for the Rule 10b5-1(c) affirmative defense were adopted, modified, or terminated.
SMCI | Q1 2026 Form 10-Q | 48

Item 6.     Exhibits

(a) Exhibits.

Exhibit Number	Description
10.1†
Receivables Purchase Agreement between Super Micro Computer, Inc., and MUFG Bank, Ltd., Crédit Agricole Corporate and Investment Bank, and certain other entities from time to time party thereto (Incorporated by reference to Exhibit 10.43 from the Company’s Current Report on 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on August 28, 2025)

31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	Inline XBRL Instance Document

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104+	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+ Filed herewith
† Schedules and exhibits to the agreement have been omitted pursuant to Regulation S-K Item 601(a)(5). A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon its request.

SMCI | Q1 2026 Form 10-Q | 49

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPER MICRO COMPUTER, INC.

Date:	November 7, 2025	/s/ CHARLES LIANG
Charles Liang President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date:	November 7, 2025	/s/ DAVID WEIGAND
David Weigand Senior Vice President, Chief Financial Officer (Principal Financial Officer)

Date:	November 7, 2025	/s/ KENNETH CHEUNG
Kenneth Cheung Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)
50