Form 10-Q
period 2025-12-31
Super Micro Computer, Inc.
filed 2026-02-06
CIK 1375365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________

Form 10-Q
__________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 31, 2026, there were 598,989,428 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common stock of the registrant issued.

SUPER MICRO COMPUTER, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED DECEMBER 31, 2025

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

The information contained on our website, or available by hyperlink from our website, is not incorporated into this Quarterly Report or other documents we file with, or furnish to, the Securities and Exchange Commission (the “SEC”). We intend to use our website and social media posts, including posts from the Company’s LinkedIn account (@Supermicro) and Charles Liang’s X channel (@charlesliang) (collectively, “Social Media Posts”), as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Such disclosures will be included in the "Investor Relations" section of our website. Accordingly, investors should monitor that section of our website, in addition to following our Social Media Posts, press releases, investor presentations, SEC filings and public conference calls and webcasts.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that involve risks and uncertainties. These statements relate to future events or our future financial performance based on management’s beliefs and assumptions and on information currently available to management. In some cases, you can identify forward-looking statements by terminology including “would,” “could,” “may,” “will,” “goal,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “project,” “estimate,” “predict,” “potential,” “probable of achievement,” or “continue,” the negative of these terms or other comparable terminology. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks described under Part I, Item 1A, “Risk Factors” of the Annual Report on Form 10-K for the fiscal year ended June 30, 2025, and in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2025, and in other parts of this Quarterly Report as well as in our other filings with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I: FINANCIAL INFORMATION

Item 1.        Financial Statements

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value per share amounts)
 (unaudited)

	December 31,	June 30,
	2025	2025
ASSETS
Current assets:
Cash and cash equivalents	$4,091,083	$5,169,911
Accounts receivable, net of allowance for credit losses of $572 and $0 at December 31, 2025 and June 30, 2025, respectively (including accounts receivable from related parties of $1,964 and $393 at December 31, 2025 and June 30, 2025, respectively)	11,004,122	2,203,942
Inventories	10,595,448	4,680,375
Prepaid expenses and other current assets (including receivables from related parties of $632 and $13,745 at December 31, 2025 and June 30, 2025, respectively)	433,944	247,426
Total current assets	26,124,597	12,301,654
Property, plant and equipment, net	538,584	504,488
Deferred income taxes, net	655,367	607,416
Other assets	683,062	604,871
Total assets	$28,001,610	$14,018,429
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including amounts due to related parties of $149,848 and $129,752 at December 31, 2025 and June 30, 2025, respectively)	$13,753,207	$1,281,977
Accrued liabilities (including amounts due to related parties of $1,619 and $1,044 at December 31, 2025 and June 30, 2025, respectively)	548,179	565,637
Income taxes payable	118,700	53,381
Lines of credit and current portion of term loans	201,776	75,060
Deferred revenue	774,846	368,737
Total current liabilities	15,396,708	2,344,792
Deferred revenue, non-current	527,909	362,645
Term loans, non-current	21,437	37,415
Convertible notes	4,654,623	4,645,178
Other long-term liabilities (including amounts due to related parties of $658 and $608 at December 31, 2025 and June 30, 2025, respectively)	408,756	326,528
Total liabilities	21,009,433	7,716,558
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock and additional paid-in capital, $0.001 par value
Authorized shares: 1,000,000; Issued and outstanding shares: 598,926 and 594,137 at December 31, 2025 and June 30, 2025, respectively	2,987,932	2,866,449
Accumulated other comprehensive income	695	705
Retained earnings	4,003,388	3,434,539
Total Super Micro Computer, Inc. stockholders’ equity	6,992,015	6,301,693
Non-controlling interest	162	178
Total stockholders’ equity	6,992,177	6,301,871
Total liabilities and stockholders’ equity	$28,001,610	$14,018,429

See accompanying notes to condensed consolidated financial statements.
SMCI | Q2 2026 Form 10-Q | 1

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Net sales (including related party sales of $10,110 and $11,277 in the three months ended December 31, 2025 and 2024, respectively, and $19,061 and $26,152 in the six months ended December 31, 2025 and 2024, respectively)	$12,682,491	$5,677,962	$17,700,281	$11,615,218
Cost of sales (including related party purchases of $191,794 and $136,109 in the three months ended December 31, 2025 and 2024, respectively, and $347,122 and $376,161 in the six months ended December 31, 2025 and 2024, respectively)	11,883,924	5,007,940	16,434,341	10,169,616
Gross profit	798,567	670,022	1,265,940	1,445,602
Operating expenses:
Research and development	180,761	158,229	354,075	290,472
Sales and marketing	73,078	79,568	121,006	148,422
General and administrative	70,430	63,601	134,305	128,885
Total operating expenses	324,269	301,398	609,386	567,779
Income from operations	474,298	368,624	656,554	877,823
Other income, net	225	4,183	96	3,409
Interest income	51,042	8,776	102,398	16,783
Interest expense	(25,358)	(6,535)	(50,289)	(23,889)
Income before income tax provision	500,207	375,048	708,759	874,126
Income tax provision	(99,151)	(56,969)	(139,312)	(131,701)
Share of (loss) income from equity investee, net of taxes	(492)	2,517	(598)	2,498
Net income	$400,564	$320,596	$568,849	$744,923
Net income per common share:
Basic	$0.67	$0.54	$0.95	$1.26
Diluted	$0.60	$0.51	$0.86	$1.17
Weighted-average shares used in the calculation of net income per common share:
Basic	598,004	592,507	596,814	591,033
Diluted	693,989	636,047	674,068	637,597

See accompanying notes to condensed consolidated financial statements.
SMCI | Q2 2026 Form 10-Q | 2

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Net income	$400,564	$320,596	$568,849	$744,923
Other comprehensive loss, net of tax:
Foreign currency translation loss, net of tax	(3)	(148)	(10)	(54)
Total other comprehensive loss, net of tax	(3)	(148)	(10)	(54)
Total comprehensive income	$400,561	$320,448	$568,839	$744,869

See accompanying notes to condensed consolidated financial statements.
SMCI | Q2 2026 Form 10-Q | 3

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2025	594,136,852	$2,866,449	$705	$3,434,539	$178	$6,301,871
Exercise of stock options	631,240	7,922	—	—	—	7,922
Release of shares of common stock upon vesting of restricted stock units	2,994,432	—	—	—	—	—
Shares withheld for withholding taxes related to settlement of equity awards	(925,181)	(43,642)	—	—	—	(43,642)
Stock-based compensation	—	89,139	—	—	—	89,139
Other comprehensive loss	—	—	(7)	—	—	(7)
Net income (loss)	—	—	—	168,285	(8)	168,277
Balance at September 30, 2025	596,837,343	$2,919,868	$698	$3,602,824	$170	$6,523,560
Exercise of stock options	501,518	5,003	—	—	—	5,003
Release of shares of common stock upon vesting of restricted stock units	2,211,116	—	—	—	—	—
Shares withheld for withholding taxes related to settlement of equity awards	(624,086)	(27,424)	—	—	—	(27,424)
Stock-based compensation	—	90,485	—	—	—	90,485
Other comprehensive loss	—	—	(3)	—	—	(3)
Net income (loss)	—	—	—	400,564	(8)	400,556
Balance at December 31, 2025	598,925,891	$2,987,932	$695	$4,003,388	$162	$6,992,177

	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2024	588,087,410	$2,830,820	$706	$2,585,680	$164	$5,417,370
Exercise of stock options	1,330,560	6,527	—	—	—	6,527
Release of shares of common stock upon vesting of restricted stock units	2,264,940	—	—	—	—	—
Shares withheld for withholding taxes related to settlement of equity awards	(685,850)	(35,537)	—	—	—	(35,537)
Stock-based compensation	—	64,137	—	—	—	64,137
Other comprehensive income	—	—	94	—	—	94
Net income (loss)	—	—	—	424,327	(1)	424,326
Balance at September 30, 2024	590,997,060	$2,865,947	$800	$3,010,007	$163	$5,876,917
Exercise of stock options	1,597,044	342	—	—	—	342
Release of shares of common stock upon vesting of restricted stock units	2,320,260	—	—	—	—	—
Shares withheld for withholding taxes related to settlement of equity awards	(1,433,012)	(41,499)	—	—	—	(41,499)
Stock-based compensation	—	82,262	—	—	—	82,262
Other comprehensive loss	—	—	(148)	—	—	(148)
Net income (loss)	—	—	—	320,596	(4)	320,592
Balance at December 31, 2024	593,481,352	$2,907,052	$652	$3,330,603	$159	$6,238,466

See accompanying notes to condensed consolidated financial statements.
SMCI | Q2 2026 Form 10-Q | 4

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended December 31,
	2025	2024
OPERATING ACTIVITIES:
Net income	$568,849	$744,923
Reconciliation of net income to net cash (used in) provided by operating activities:
Depreciation and amortization	25,354	18,557
Amortization of right-of-use (“ROU”) assets	17,670	5,991
Amortization of debt discount and issuance costs	9,506	4,415
Inventory valuation adjustment write-down	169,100	34,032
Stock-based compensation expense	179,624	146,136
Impairment loss	13,747	—
Share of loss (income) from equity investee	598	(2,498)
Unrealized foreign currency exchange loss (gain)	159	(300)
Deferred income taxes, net	(51,875)	(76,078)
Other non-cash income, net	(8,705)	(4,125)
Changes in operating assets and liabilities:
Accounts receivable, net (including changes in related party balances of $(1,571) and $6,026 during the six months ended December 31, 2025 and 2024, respectively)	(8,792,828)	(319,374)
Inventories	(6,088,819)	699,613
Prepaid expenses and other assets (including changes in related party balances of $13,016 and $(5,411) during the six months ended December 31, 2025 and 2024, respectively)	(58,855)	(398,769)
Accounts payable (including changes in related party balances of $20,096 and $(55,468) during the six months ended December 31, 2025 and 2024, respectively)	12,466,768	(906,916)
Accrued liabilities (including changes in related party balances of $575 and $148 during the six months ended December 31, 2025 and 2024, respectively)	(39,661)	(59,654)
Income taxes payable	68,041	96,845
Deferred revenue	571,373	182,276
Other long-term liabilities (including changes in related party balances of $50 and $154 during the six months ended December 31, 2025 and 2024, respectively)	8,533	4,073
Net cash (used in) provided by operating activities	(941,421)	169,147
INVESTING ACTIVITIES:
Purchases of property, plant, and equipment (including payments to related parties of $5,700 and $6,882 during the six months ended December 31, 2025 and 2024, respectively)	(53,491)	(71,836)
Investment in equity securities	(25,000)	—
Net cash used in investing activities	(78,491)	(71,836)
FINANCING ACTIVITIES:
Proceeds from lines of credit and term loans	238,800	1,306,777
Repayment of lines of credit and term loans	(123,391)	(1,574,059)
Payment of debt issuance costs	(9,785)	—
Proceeds from exercise of stock options	12,925	6,869
Payment for withholding taxes related to settlement of equity awards	(71,066)	(77,036)
Other	14	15
Net cash provided by (used in) financing activities	47,497	(337,434)
Effect of exchange rate fluctuations on cash	(6,161)	837
Net decrease in cash, cash equivalents and restricted cash	(978,576)	(239,286)
Cash, cash equivalents and restricted cash at the beginning of the period	5,172,301	1,670,273
Cash, cash equivalents and restricted cash at the end of the period	$4,193,725	$1,430,987
SMCI | Q2 2026 Form 10-Q | 5

	Six Months Ended December 31,
	2025	2024

Supplemental disclosure of cash flow information:
Cash paid for interest	$40,470	$19,006
Cash paid for taxes, net of refunds	$90,574	$57,029

Non-cash investing and financing activities:
Unpaid property, plant and equipment purchases (including due to related parties of $1,807 and $2,960 as of December 31, 2025 and 2024, respectively)	$17,131	$26,674
ROU assets obtained in exchange for operating lease commitments	$94,073	$18,472
Transfer of inventory to property, plant and equipment	$4,646	$3,238

See accompanying notes to condensed consolidated financial statements.
SMCI | Q2 2026 Form 10-Q | 6

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

We apply judgment in determining the transaction price as our contracts may include forms of variable consideration, including customer rebates, returns, and cash discounts for prompt payment. Variable consideration is estimated using either the expected value or most likely amount method, depending on which method better predicts the amount of consideration to which we expect to be entitled. We include estimated variable consideration in the transaction price only to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Estimates of variable consideration are reassessed each reporting period and recorded as an adjustment to revenue, as applicable.

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

SMCI | Q2 2026 Form 10-Q | 7

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

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. For contracts that contain multiple performance obligations, we allocate the transaction price for each customer contract to each performance obligation based on the relative Stand-alone Selling Price ("SSP") for each performance obligation within each contract. We recognize the amount of transaction price allocated to each performance obligation within a customer contract as revenue at the time the related performance obligation is satisfied by transferring control of the promised good or service to a customer. Determining the relative SSP for contracts that contain multiple performance obligations requires significant judgment. We determine SSP based on the price at which the performance obligation is sold separately. If the SSP is not observable through past transactions, we apply judgment to estimate the SSP. For all performance obligations, we are able to establish the SSP by maximizing the use of observable inputs. We typically establish an SSP range for our products and services, which is reassessed on a periodic basis or when facts and circumstances change. SSP for our products and services can evolve over time due to changes in our pricing practices, internally approved pricing guidelines with respect to geographies, customer type, internal costs, and gross margin objectives for the related performance obligations which can also be influenced by intense competition, changes in demand for our products and services, economic and other factors.

Our credit terms are predominantly short-term in nature; however, we also grant extended payment terms for certain customers. For the contracts with the extended payment terms in which the financing component is determined to be significant to the contract, the contract transaction price is adjusted for the effect of a financing component.

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

For our other significant accounting policies, refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

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
SMCI | Q2 2026 Form 10-Q | 8

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
historical experience, credit quality, reasonable and supportable forecasts, age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay.

Significant customer information is as follows:

	December 31, 2025	June 30, 2025
Percentage of accounts receivable
Customer A	71.6%	*
Customer B	12.9%	33.4%
Customer C	*	13.6%

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

As of December 31, 2025, no receivables have been sold under the agreement.

Accounting Pronouncements Recently Adopted

In March 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2024-02 which removes references to the FASB’s concepts statements from the FASB Accounting Standards Codification. The ASU is part of the FASB’s standing project to make “Codification updates for technical corrections such as conforming amendments, clarifications to guidance, simplifications to wording or the structure of guidance, and other minor improvements.” The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2024. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2025. We adopted ASU 2024-02 on July 1, 2025, which did not have a material impact on our condensed consolidated financial statements and related disclosures.

SMCI | Q2 2026 Form 10-Q | 9

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

In November 2025, the FASB issued ASU 2025-08, Financial Instruments–Credit Losses (Topic 326): Purchased Loans, which expands the population of acquired financial assets subject to the gross-up approach in Topic 326. The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The ASU is effective for our fiscal year beginning July 1, 2027. We do not expect this ASU to have a material impact on our condensed consolidated financial statements and disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-scope Improvements. This update makes targeted, narrow-scope improvements to the interim reporting guidance in Topic 270 to clarify application and improve consistency in practice. The amendments do not change the underlying principles of interim reporting. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The ASU is effective for interim reporting periods beginning in our fiscal year beginning July 1, 2028. We are currently evaluating the effects of ASU on our condensed consolidated financial statements and disclosures.

SMCI | Q2 2026 Form 10-Q | 10

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which includes 33 technical corrections, clarifications, and minor refinements across multiple ASC Topics intended to improve consistency and usability of U.S. GAAP. Transition is applied on an issue-by-issue basis: the EPS clarification (ASC 260, Issue 4) is applied retrospectively to all prior periods presented, while all other amendments may be applied prospectively or retrospectively, with appropriate disclosures about the nature/reason for the change (and additional disclosures if applied retrospectively). The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The ASU is effective for our fiscal year beginning July 1, 2027. We are currently evaluating the effects of ASU on our condensed consolidated financial statements and disclosures.

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

Additionally, the CODM reviews significant segment expenses including the inventory valuation adjustment write-downs, recorded to cost of sales, which is separately disclosed in Note 6, “Balance Sheet Components”, and stock-based compensation, which is separately disclosed in Note 11, “Stock-based Compensation and Stockholders’ Equity” in the notes to the condensed consolidated financial statements.

The measure of segment assets is reported on the condensed consolidated balance sheets as total consolidated assets. The accounting policies of our consolidated segment are the same as those described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

Disaggregation of Revenue

Total revenue recognized from all services and software for the three months ended December 31, 2025 and 2024 was $140.4 million and $76.9 million, respectively. Of this, revenue related to services recognized on an over time basis during the contract term was $104.1 million and $54.4 million for the three months ended December 31, 2025 and 2024, respectively.

Total revenue recognized from all service and software for the six months ended December 31, 2025 and 2024 was $228.0 million and $172.7 million, respectively. Of this, revenue related to services recognized on an over time basis during the contract term was $176.0 million and $104.6 million for the six months ended December 31, 2025 and 2024, respectively.

SMCI | Q2 2026 Form 10-Q | 11

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
International net sales are based on the country to which the products were shipped. The following is a summary of net sales by geographic region (in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2025	% of Total	2024	% of Total	2025	% of Total	2024	% of Total
United States	$10,928,946	86.2%	$3,846,960	67.8%	$12,763,423	72.1%	$8,088,309	69.6%
Other (1)	1,753,545	13.8%	1,831,002	32.2%	4,936,858	27.9%	3,526,909	30.4%
Total	$12,682,491	100.0%	$5,677,962	100.0%	$17,700,281	100.0%	$11,615,218	100.0%

(1) all other countries were individually less than 10%.

Concentration of Customer Risk

Significant customer information is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Percentage of total net sales
Customer A	62.6%	30.6%	45.1%	21.0%
Customer B	*	27.1%	*	23.9%
Customer C	*	*	*	14.9%

^The customer references of A-C above may represent different customers than those reported in a previous period.
*Below 10%

Contract Balances

Generally, the payment terms of our offerings range from 30 to 60 days, however occasionally we might offer longer payment terms to certain customers. In certain instances, customers may prepay for products and services in advance of delivery. Receivables represent our unconditional right to consideration for performance obligations that are either partially or fully completed.

Contract assets are rights to consideration in exchange for goods or services that we have transferred to a customer when such right is conditional on something other than the passage of time. Such contract assets have not been material to our condensed consolidated financial statements.

Contract liabilities consist of deferred revenue and relate to amounts invoiced to or advance consideration received from customers, which precede our satisfaction of the associated performance obligations. Our deferred revenue primarily results from customer payments received upfront for extended warranties and on-site services because these performance obligations are satisfied over time. Additionally, at times, deferred revenue may fluctuate due to the timing of non-refundable advance consideration received from non-cancelable contracts relating to the sale of future products. Revenue recognized during the three and six months ended December 31, 2025, which was included in the opening deferred revenue balance as of June 30, 2025 of $731.4 million, was $63.0 million and $245.8 million, respectively. Revenue recognized during the three and six months ended December 31, 2024, which was included in the opening deferred revenue balance as of June 30, 2024 of $416.4 million, was $47.3 million and $115.5 million, respectively.

SMCI | Q2 2026 Form 10-Q | 12

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Transaction Price Allocated to the Remaining Performance Obligations

Remaining performance obligations represent in aggregate the amount of transaction price that has been allocated to performance obligations not delivered, or only partially delivered, as of the end of the reporting period. We apply the exemption to not disclose information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less. These performance obligations generally consist of services, such as on-site services, integration services, and extended warranty services, that are contracted for one year or less, and products for which control has not yet been transferred. The value of the transaction price allocated to the remaining performance obligations as of December 31, 2025 was approximately $1,302.8 million. We expect to recognize approximately 59% of such value in the next 12 months, and the remainder thereafter.

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

The following table sets forth our financial instruments as of December 31, 2025 and June 30, 2025, which are measured at fair value on a recurring basis by level within the fair value hierarchy. These are classified based on the lowest level of input that is significant to the fair value measurement (in thousands):

	As of December 31, 2025				As of June 30, 2025
	Level 1	Level 2	Level 3	Asset at Fair Value	Level 1	Level 2	Level 3	Asset at Fair Value
Assets
Money market funds (1)	$42	$—	$—	$42	$44	$—	$—	$44
Certificates of deposit	—	100,498	—	100,498	—	519	—	519
Marketable equity security	15,192	—	—	15,192	6,239	—	—	6,239
Available-for-Sale Investment:
Auction rate security (2)	—	—	—	—	—	—	1,750	1,750
Total assets	$15,234	$100,498	$—	$115,732	$6,283	$519	$1,750	$8,552

(1) All of the money market funds are included in cash and cash equivalents in the condensed consolidated balance sheets as of December 31, 2025 and June 30, 2025, respectively.
(2) Our fair value of auction rate security was immaterial as of period ended December 31, 2025.

The investment in marketable equity security is carried at fair value using values available on a public exchange, is based on a Level 1 input, and is recorded in prepaid expenses and other current assets in the condensed consolidated balance sheets. The unrealized gains and losses of the investment are included in other income, net in our condensed consolidated statements of operations. For the three and six months ended December 31, 2025, an unrealized loss of $0.8 million and an unrealized gain of $7.2 million, respectively, were recorded in other income, net in the condensed consolidated statements of operations. For the three and six months ended December 31, 2024, an unrealized loss of $0.4 million and an unrealized gain of $1.0 million, respectively, were recorded in other income, net in the condensed consolidated statements of operations.

On a quarterly basis, we also evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, current economic conditions, and reasonable economic forecasts that affect collectability. For the three and six months ended December 31, 2025 and 2024, the credit losses related to our investments were not material.
SMCI | Q2 2026 Form 10-Q | 13

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

There were no transfers between Level 1, Level 2, or Level 3 financial instruments during the three and six months ended December 31, 2025 and 2024.

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

As of December 31, 2025 and June 30, 2025, our total lines of credit and term loans of $223.2 million and $112.5 million, respectively, are reported at amortized cost. The outstanding debt was categorized as Level 2 as it is not actively traded. The carrying value approximates fair value.

The estimated fair value as of December 31, 2025 of the 2029 Convertible Notes, the 2028 Convertible Notes, and the 2030 Convertible Notes were $1,543.3 million, $667.5 million, and $1,946.7 million, respectively. The estimated fair values as of June 30, 2025 of the 2029 Convertible Notes, the 2028 Convertible Notes, and the 2030 Convertible Notes were $1,801.9 million, $818.5 million, and $2,576.6 million. The estimated fair value of the 2029 Convertible Notes, the 2028 Convertible Notes, and the 2030 Convertible Notes was determined based on level 2 inputs of quoted market prices.

Note 4. Non-marketable Equity Securities

Our non-marketable equity securities, included in other assets in the condensed consolidated balance sheets, consist of investments in privately held companies without readily determinable fair values. The following table shows our non-marketable equity securities that were measured using the measurement alternative and equity method (in thousands):

	December 31, 2025	June 30, 2025
Non-marketable equity securities:
Opening gross investment balance	$122,217	$66,217
Investment made during the period	25,000	56,000
Cumulative impairment adjustment	(23,600)	(11,600)
Total carrying value - before the adjustments under equity method	123,617	110,617
Securities under equity method - cumulative adjustment	(332)	—
Total carrying value	$123,285	$110,617

Our non-marketable equity securities include $92.5 million invested in an unrelated party (the "Sub-licensee") to which we have subleased the entire space in Vernon, California. The Sub-licensee does not meet the criteria of a related party. Additionally, the Sub-licensee has been a customer of ours, and we concluded that equity investment agreements and sub-licensing agreements are separate from revenue contracts as all transactions have been recorded at the respective fair values. Please refer to Note 9, “Leases” for further discussion.

During the three and six months ended December 31, 2025, we recognized an impairment loss of $0.0 million and $12.0 million, respectively.
SMCI | Q2 2026 Form 10-Q | 14

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 5. Net Income per Common Share

The following table shows the computation of basic and diluted net income per common share for the three and six months ended December 31, 2025 and 2024 (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Numerator:
Net income - basic	$400,564	$320,596	$568,849	$744,923
Convertible notes interest charge, net of tax	17,888	1,110	10,986	3,859
Net income - diluted	$418,452	$321,706	$579,835	$748,782

Denominator:
Weighted-average shares outstanding - basic	598,004	592,507	596,814	591,033
Effect of dilutive convertible notes	73,803	12,860	53,130	12,860
Effect of dilutive securities	22,182	30,680	24,124	33,704
Weighted-average shares outstanding - diluted	693,989	636,047	674,068	637,597

Net income per common share - basic	$0.67	$0.54	$0.95	$1.26
Net income per common share - diluted	$0.60	$0.51	$0.86	$1.17

Anti-dilutive shares excluded from diluted net income per share:
Stock-based awards	20,443	11,668	17,880	7,627
Convertible notes	—	—	20,673	—

Note 6. Balance Sheet Components

The following tables provide details of the selected balance sheet items (in thousands):

Cash, Cash Equivalents, and Restricted Cash

	December 31, 2025	June 30, 2025
Cash and cash equivalents	$4,091,083	$5,169,911
Restricted cash included in prepaid expenses and other current assets and other assets	102,642	2,390
Total cash, cash equivalents and restricted cash	$4,193,725	$5,172,301

Inventories

	December 31, 2025	June 30, 2025
Finished goods	$7,510,625	$3,465,352
Work in process	2,331,526	674,613
Purchased parts and raw materials	753,297	540,410
Total inventories	$10,595,448	$4,680,375

SMCI | Q2 2026 Form 10-Q | 15

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
During the three months ended December 31, 2025 and 2024, we recorded write down adjustments for excess and obsolete inventory and lower of cost and net realizable value adjustments to cost of sales totaling $132.9 million and $24.9 million, respectively, and recorded adjustments totaling $169.1 million and $34.0 million, respectively, during the six months ended December 31, 2025 and 2024.

Property, Plant, and Equipment, net

	December 31, 2025	June 30, 2025
Land	$172,328	$162,848
Buildings	186,781	182,466
Machinery and equipment	132,447	111,331
Building and leasehold improvements	129,174	121,665
Furniture and fixtures	41,439	36,268
Software	7,346	7,117
Construction in progress	11,527	1,038
Property, plant, and equipment, gross	681,042	622,733
Accumulated depreciation and amortization	(142,458)	(118,245)
Property, plant, and equipment, net	$538,584	$504,488

Depreciation expense for the three months ended December 31, 2025 and 2024 was $12.8 million and $9.5 million, respectively, and for the six months ended December 31, 2025 and 2024 was $24.9 million and $18.5 million, respectively.

Other Assets

	December 31, 2025	June 30, 2025
Non-current accounts receivable	$141,128	$166,405
Operating lease ROU asset	370,095	293,692
Long-term investments	123,288	112,367
Deferred service costs, non-current	11,483	10,713
Deposits	3,669	4,980
Restricted cash, non-current	2,642	2,390
Other	30,757	14,324
Total other assets	$683,062	$604,871

SMCI | Q2 2026 Form 10-Q | 16

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Accrued Liabilities

	December 31, 2025	June 30, 2025
Accrued payroll and related expenses	$96,122	$82,156
Customer deposits	122,032	260,131
Accrued cooperative marketing expenses	40,418	26,775
Accrued warranty costs	15,191	9,753
Operating lease liability	31,823	21,189
Accrued professional fees	5,189	8,098
Accrued interest - convertible notes	27,388	27,701
Customer-related liabilities	34,523	32,858
Input tax payable	53,249	39,161
Accrued tariff	66,563	18,012
Other	55,681	39,803
Total accrued liabilities	$548,179	$565,637

Product Warranties

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Balance, beginning of the period	$21,264	$17,953	$16,954	$17,815
Provision for warranty	54,313	17,162	71,215	28,695
Costs utilized	(52,662)	(15,855)	(65,535)	(26,853)
Change in estimated liability for pre-existing warranties	97	(972)	378	(1,369)
Balance, end of the period	$23,012	$18,288	$23,012	$18,288

The portion of the accrued warranty costs expected to be incurred within the next 12 months is included within accrued liabilities, while the remaining balance is included within other long-term liabilities on the condensed consolidated balance sheets.

SMCI | Q2 2026 Form 10-Q | 17

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 7. Lines of Credit, Revolving Credit Facilities, and Term Loans

Short-term and long-term loan obligations with respect to lines of credit and term loans as of December 31, 2025 and June 30, 2025 consisted of the following (in thousands):

	December 31,	June 30,
	2025	2025
Line of credit:
CTBC Credit Lines	$57,389	$—
E.SUN Bank Credit Lines	60,000	30,000
Mega Bank Credit Lines	30,000	—
First Bank Credit Lines	19,934	—
Total line of credit	167,323	30,000
Term loan facilities:
Chang Hwa Bank Credit Facility due October 15, 2026	6,642	11,399
CTBC Term Loan Facility, due June 4, 2030	24,140	28,822
CTBC Term Loan Facility, due August 15, 2026	983	1,846
E.SUN Bank Term Loan Facility, due September 15, 2026	7,652	13,678
E.SUN Bank Term Loan Facility, due August 15, 2027	6,908	9,632
Mega Bank Term Loan Facility, due October 3, 2026	9,565	17,098
Total term loans	55,890	82,475
Total lines of credit and term loans	$223,213	$112,475
Lines of credit and current portion of term loans	$201,776	$75,060
Term loans, non-current	$21,437	$37,415

SMCI | Q2 2026 Form 10-Q | 18

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Activities under Lines of Credit, Revolving Credit Facilities, and Term Loans

Available borrowings and interest rates as of December 31, 2025 and June 30, 2025 consisted of the following (in thousands except for percentages):

	December 31, 2025		June 30, 2025
	Available borrowings	Interest rate	Available borrowings	Interest rate
Line of credit:
CTBC Credit Lines	$127,611	2.14% - 5.79%	$185,000	2.63% - 5.79%
Chang Hwa Bank Credit Lines	$25,240	1.88% - 4.48%	$30,259	1.88% - 5.16%
E.SUN Bank Credit Lines	$—	2.02% - 4.56%	$30,000	2.02% - 5.12%
Mega Bank Credit Lines	$20,000	1.90% - 4.50%	$50,000	1.90% - 5.26%
First Bank Credit Lines	$66	2.03% - 4.49%	$—	n/a
JP Morgan Revolving Credit Facility	$2,000,000	4.84% - 5.87%	$—	n/a

Term loan facilities:
Chang Hwa Bank Credit Facility due October 15, 2026	$—	2.08%	$—	2.08%
CTBC Term Loan Facility, due June 4, 2030	$—	1.33% - 1.83%	$—	1.33% - 1.83%
CTBC Term Loan Facility, due August 15, 2026	$—	2.03%	$—	1.53% - 2.03%
E.SUN Bank Term Loan Facility, due September 15, 2026	$—	2.22%	$—	2.22%
E.SUN Bank Term Loan Facility, due August 15, 2027	$—	2.22%	$—	1.92%
Mega Bank Term Loan Facility, due October 3, 2026	$—	2.02%	$—	2.02%
See Note 7, “Lines of Credit, Revolving Credit Facilities, and Term Loans” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 for a more complete description of our credit facilities.

Principal payments on lines of credit and term loans are due as follows (in thousands):

Fiscal Year:	Principal Payments
Remainder of 2026	$188,329
2027	18,252
2028	6,156
2029	5,466
2030	5,010
Total lines of credit and term loans	$223,213

As of December 31, 2025, we were in compliance with all the covenants for the revolving lines of credit and term loans on our condensed consolidated balance sheets.

SMCI | Q2 2026 Form 10-Q | 19

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
We entered into new agreements during the six months ended December 31, 2025 with the following terms:

Revolving Credit Facility

On December 29, 2025, we entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., (“JP Morgan”) as administrative agent and collateral agent, and a syndicate of lenders, which provides for a revolving credit facility of up to $2,000.0 million (the “Revolving Credit Facility”), including a $200.0 million letter of credit sub-limit and a $150.0 million same-day borrowing sub-limit, with an option to increase total commitments by up to $1,000.0 million subject to certain conditions. Borrowings under the Revolving Credit Facility may be used for working capital and other general corporate purposes. The upfront fees totaling $9.8 million incurred in connection with the credit agreement were capitalized as deferred cost and recorded as a non-current asset included within other assets on the condensed consolidated balance sheet as of December 31, 2025.

As of December 31, 2025, we had no borrowings outstanding under the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility bear interest, at our option, at either an alternate base rate (“ABR”) or a term rate, in each case plus an applicable margin. The applicable margin varies based on (i) during a non-investment grade period, our leverage ratio (ranging from 1.25% to 2.00% for term rate loans and 0.25% to 1.00% for ABR loans), or (ii) during an investment grade period, our corporate family rating (ranging from 1.13% to 1.38% for term rate loans and 0.13% to 0.38% for ABR loans). We also pay a quarterly commitment fee on unused commitments ranging from 0.15% to 0.30% during a non-investment grade period (or 0.12% to 0.15% during an investment grade period). Investment grade period refers to the period beginning on the date (no earlier than September 30, 2026) when we attain an investment grade corporate family rating from at least two of Moody’s (Baa3 or higher), S&P (BBB- or higher), and Fitch (BBB- or higher), in each case with a stable or better outlook, and delivers an officer’s certificate to the administrative agent confirming such ratings, and continuing until the occurrence of a subsequent non-investment grade trigger event. The Revolving Credit Facility matures on December 29, 2030.

During any non-investment grade period, the Revolving Credit Facility is guaranteed by us and certain qualifying domestic subsidiaries (subject to customary exclusions) and is secured by a first-priority lien on substantially all assets of the applicable loan parties (subject to customary exclusions). The Credit Agreement includes customary restrictive covenants (some of which are not applicable during an investment grade period), including limitations on indebtedness, investments, and restricted payments, and a maximum total net leverage ratio covenant of 4.00:1.00 for the first four full fiscal quarters after inception, stepping down to 3.50:1.00 for the next four full fiscal quarters, and 3.00:1.00 thereafter. The Credit Agreement contains customary events of default (including change of control), which upon occurrence may result in the acceleration of amounts outstanding and termination of lender commitments.

Chang Hwa Bank

Chang Hwa Bank Credit Lines

On September 18, 2025 (the “CHB Effective Date”), our Taiwan subsidiary entered into a credit facility (the “2025 Credit Facility”) with Chang Hwa Commercial Bank, Ltd. (“Chang Hwa Bank”) which was substantially similar to the “New Credit Facility” in 2024 to renew a Loan Contract for a general working capital loan (the “General Working Capital Loan”). The credit limit thereunder has been adjusted to a total cap of NTD 1,000.0 million, which includes $20.0 million from the Chang Hwa Bank Credit Facility, a credit limit of NTD 300.0 million (together, the “CHB Credit Lines”), and the remaining balance of “Chang Hwa Bank Term Loan Facility.”

SMCI | Q2 2026 Form 10-Q | 20

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Terms for specific drawdown instruments issued under the 2025 Credit Facility, such as credit amount, term of use, mode of drawdown, specific lending rate, and other relevant terms, are to be set forth in separate loan contracts (each, a “Loan Contract”) negotiated with the Chang Hwa Bank. Under three Loan Contracts entered into on the CHB Effective Date, our Taiwan subsidiary and the Chang Hwa Bank have agreed to each of the following: (a) our Taiwan subsidiary may choose one of the following, subject to a cap of $20.0 million under the CHB Credit Lines: (i) a Loan Contract providing for the drawdown of up to $20.0 million for an import loan (the “Import Open Account O/A Loan”), with the interest rate thereunder based on Taipei Forex Inc (“TAIFX”) plus a fixed margin; or (ii) a Loan Contract providing for the drawdown of up to $20.0 million for an export loan (the “Export Open Account O/A Loan”), with the interest rate thereunder based on TAIFX plus a fixed margin; and (b) a Loan Contract for a general working capital loan (the “General Working Capital Loan”), subject to a cap of NTD 300.0 million under the CHB Credit Lines, with the interest rate set at a fixed premium to a specified one-year time savings deposit rate, subject to a floor of 1.4%. Only the Loan Contract referred to in (b) is subject to renewal or re-execution, while the other agreements under (a) remain unchanged. As of December 31, 2025, the outstanding borrowings under the Chang Hwa Bank credit line was $6.6 million.

First Bank

On July 18, 2025, our Taiwan subsidiary renewed the Credit Agreement and the Foreign Currency Agreement with First Commercial Bank Co., Ltd. (“First Bank”). The credit lines are reduced from $30.0 million to $20.0 million, including a sub-item credit limit of NTD 600.0 million designed for short-term working capital loans. As of December 31, 2025, the outstanding borrowings under the First Bank credit line was $19.9 million.

Note 8. Convertible Notes

The following table summarizes our convertible notes as of December 31, 2025:

	Issuance Date	Principal (in millions)	Coupon Interest	Maturity	Conversion price	Carrying Value (in millions)	Effective Interest Rate
2028 Convertible Notes	2/20/2025	$700.0	2.25%	7/15/2028	$61.06	$687.7	2.97%
2029 Convertible Notes	2/27/2024	$1,725.0	3.50%	3/1/2029	$83.44	$1,706.4	3.86%
2030 Convertible Notes	6/23/2025	$2,300.0	0.00%	6/15/2030	$55.20	$2,260.5	0.39%

All notes are senior unsecured obligations ranking equally in right of payment with one another and senior to any future subordinated indebtedness. Each series is convertible, at our election, into cash, shares of our common stock, or a combination thereof, and none were eligible for early conversion as of December 31, 2025.

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

SMCI | Q2 2026 Form 10-Q | 21

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

As of December 31, 2025 and June 30, 2025, unamortized issuance costs are $18.6 million and $21.3 million, respectively. The interest expense for the three months ended December 31, 2025 and 2024 totaled $16.5 million and $1.5 million, respectively, including $1.3 million and $1.5 million, respectively, from the amortization of debt issuance costs. Interest expense for the six months ended December 31, 2025 and 2024 totaled $32.9 million and $3.0 million, including $2.7 million and $3.0 million, respectively, from the amortization of debt issuance costs.

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

We accounted for the 2028 Convertible Notes as a single liability measured at amortized cost, as no embedded features required bifurcation as derivatives. As of December 31, 2025 and June 30, 2025, unamortized issuance costs are $12.3 million and $14.6 million, respectively. Interest expense for the three months ended December 31, 2025 totaled $5.1 million, including $1.2 million from the amortization of debt issuance costs. Interest expense for the six months ended December 31, 2025 totaled $10.2 million, including $2.3 million from the amortization of debt issuance costs.
SMCI | Q2 2026 Form 10-Q | 22

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

As of December 31, 2025 and June 30, 2025, unamortized issuance costs are $39.5 million and $43.9 million, respectively. Interest expense for the three and six months ended December 31, 2025 totaled $2.2 million and $4.4 million, respectively, all of which are amortization of debt issuance costs.

We entered into 2030 Capped Call Transactions with certain counterparties to mitigate dilution or cash outflows above principal upon conversion. The capped calls have an initial cap price of $81.78 per share, representing a 100% premium to the $40.89 share price on the issuance date. These instruments are equity-classified under ASC 815-40.

Note 9. Leases

We lease offices, warehouses and other premises, vehicles and certain equipment under non-cancelable operating leases. Operating lease expense recognized and supplemental cash flow information related to operating leases for the three and six months ended December 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Operating lease expense (including expense for lease agreements with related parties of $262 and $165 for the three months ended December 31, 2025 and 2024, respectively, and $466 and $330 for the six months ended December 31, 2025, respectively)	$14,989	$3,747	$28,019	$6,973
Cash payments for operating leases (including payments to related parties of $271 and $153 for the three months ended December 31, 2025 and 2024, respectively, and $491 and $306 for the six months ended December 31, 2025, respectively)	$13,213	$3,716	$22,349	$6,579
New operating lease assets obtained in exchange for operating lease liabilities	$3,531	$690	$94,073	$18,472

During the three and six months ended December 31, 2025 and 2024, our costs related to short-term lease arrangements were immaterial. Variable lease payments expensed in the three and six months ended December 31, 2025 and 2024 were immaterial.

SMCI | Q2 2026 Form 10-Q | 23

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
ROU assets and lease liabilities are recorded in the condensed consolidated balance sheets as follows (in thousands):

	December 31, 2025	June 30, 2025
Other assets	$370,095	$293,692

Accrued liabilities	$31,823	$21,189
Other long-term liabilities	354,055	280,368
Total lease liabilities	$385,878	$301,557

Weighted average remaining lease term	8.9 years	9.1 years
Weighted average discount rate (1)	5.8%	5.8%

(1) As the interest rate in the lease contract is typically not readily available, we estimate the incremental borrowing rate considering credit notching approach based on information available at lease commencement.

In June 2024, we entered into a lease agreement for a 21 megawatt (“MW”) data center co-location space located in Vernon, California (the “Data Center Space”) that will expire on September 30, 2035. We do not have an option to extend (or to terminate) the lease. The lease agreement consists of three tranches, with the first tranche of 6 MW having commenced on January 24, 2025, the second tranche of 9 MW commenced on May 12, 2025, and the third tranche of 6 MW commenced on August 15, 2025. As of December 31, 2025, the ROU assets and lease liabilities related to all three tranches totaled $289.6 million and $299.3 million, respectively. Variable lease payments not dependent on a rate or index associated with our leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed as probable. Variable lease payments are presented as operating expenses in the condensed consolidated statements of operations.

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

Rental income is included in other income, net on the condensed consolidated statements of operations (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Sublease income	$10,524	$—	$18,657	$—

As of December 31, 2025, the future total minimum Sublicense receipts expected to be received are as follows (in thousands):

Fiscal Year:	Future minimum Sublicense receipts
Remainder of 2026	$18,800
2027	38,348
2028	39,499
2029	40,684
2030	41,904
2031 and beyond	241,533
Total Sublicense receipts - Lessor	$420,768

SMCI | Q2 2026 Form 10-Q | 24

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Maturities of operating lease liabilities under non-cancelable operating lease arrangements as of December 31, 2025 were as follows (in thousands):

Fiscal Year:	Maturities of operating leases
Remainder of 2026	$26,974
2027	55,880
2028	55,380
2029	55,781
2030	57,320
2031 and beyond	251,800
Total future lease payments	503,135
Less: Imputed interest	(117,257)
Present value of operating lease liabilities	385,878
Less: Current portion	31,823
Long-term portion of operating lease liabilities	$354,055

Related party leases

We have entered into lease agreements with related parties. See Note 10, “Related Party Transactions” for further discussion.

Note 10. Related Party Transactions

We have a variety of business relationships with Ablecom Technology Inc (“Ablecom”) and Compuware Technology Inc (“Compuware”), both of which are Taiwan-based corporations. Ablecom is a major contract manufacturer for us and its Chief Executive Officer, Steve Liang, is the brother of Charles Liang, our President, Chief Executive Officer and Chairman of the Board. As of December 31, 2025, Steve Liang and his family members owned approximately 35.0% of Ablecom’s stock. Charles Liang and his spouse, Sara Liu, who is also an officer and director for us, collectively owned approximately 10.5% of Ablecom’s capital stock as of December 31, 2025. In addition, a sibling of Yih-Shyan (Wally) Liaw, who is our Senior Vice President, Business Development and a board director, owns approximately 11.7% of Ablecom’s capital stock. Bill Liang, a brother of both Charles Liang and Steve Liang, is a member of the board of directors of Ablecom. Bill Liang is also the Chief Executive Officer of Compuware, Chairman of Compuware’s board of directors and a holder of equity interest in Compuware. Steve Liang is also a member of Compuware’s board of directors and is an equity holder of Compuware. Compuware is also a major contract manufacturer for us and a distributor of our products in limited geographic regions. Neither Charles Liang nor Sara Liu own any capital stock of Compuware. The same sibling of Yih-Shyan (Wally) Liaw, owns approximately 8.7% of Compuware’s capital stock. We otherwise do not own any of Ablecom or Compuware's capital stock.

In October 2018, our Chief Executive Officer, Charles Liang, personally borrowed approximately $12.9 million from Chien-Tsun Chang, the spouse of Steve Liang. The loan was unsecured, had no maturity date and bore interest at 0.80% per month for the first six months, increased to 0.85% per month through February 28, 2020, and reduced to 0.25% effective March 1, 2020. The loan was originally made at Mr. Liang's request to provide funds to repay margin loans to two financial institutions, which loans had been secured by shares of our common stock that he held. The lenders called the loans in October 2018, following the suspension of our common stock from trading on Nasdaq in August 2018 and the decline in the market price of our common stock in October 2018. As of December 31, 2025 and June 30, 2025, the amount due on the unsecured loan (including principal and accrued interest) was $0.0 million and approximately $16.8 million, respectively. On October 9, 2025, the outstanding loan principal and accrued interest through October 8, 2025, totaling $16.9 million was repaid in full.

SMCI | Q2 2026 Form 10-Q | 25

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Dealings with Ablecom

We have entered into a series of agreements with Ablecom, including, but not limited to, multiple product development, production and service agreements, credit agreements, product manufacturing agreements, manufacturing services agreements and lease agreements for warehouse space.

Under these agreements, we outsource to Ablecom a portion of our design activities and a significant part of our server chassis manufacturing as well as an immaterial portion of other components. Ablecom manufactured approximately 96.8% and 96.1% of the chassis purchased by us during the three months ended December 31, 2025 and 2024, respectively, and 96.7% and 96.5% of the chassis purchased by us during the six months ended December 31, 2025 and 2024, respectively. With respect to design activities, Ablecom generally agrees to design certain agreed-upon products according to our specifications, and further agrees to build the tools needed to manufacture the products. We pay Ablecom for the design and engineering services, and further agree to pay Ablecom for the tooling. We retain full ownership of any intellectual property resulting from the design of these products and tooling.

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

Our exposure to financial loss as a result of our involvement with Ablecom is limited to potential losses on our purchase orders in the event of an unforeseen decline in the market price and/or demand of our products such that we incur a loss on the sale or cannot sell the products. Non-cancelable purchase orders from us to Ablecom on December 31, 2025 and June 30, 2025 were $69.9 million and $30.6 million, respectively, effectively representing the exposure to financial loss. We do not directly or indirectly guarantee any obligations of Ablecom, or any losses that the equity holders of Ablecom may suffer. Since Ablecom manufactures substantially all the chassis that we incorporate into our products, if Ablecom were to suddenly be unable to manufacture chassis for us, our business could suffer if we are unable to quickly qualify substitute suppliers who can supply high-quality chassis to us in volume and at acceptable prices. We have extended a $10.0 million trade credit line with a net 30 days payment term to Ablecom through a credit agreement that outlines the terms and conditions governing their business dealings.

Dealings with Compuware

We appointed Compuware as a non-exclusive authorized distributor of our products in Taiwan, China, Australia, Malaysia, and U.S. Compuware assumes the responsibility of installing our products at the site of the end customer, if required, and administers customer support in exchange for a discount from our standard price for its purchases. From time to time, Compuware acts as a sales representative for us in exchange for a fee that is based on a percentage of net sales generated from customers introduced to us. The fee structure for Compuware is comparable to the fee structure offered to other sales representatives in the same geographic region.

We have entered into a series of agreements with Compuware, including multiple product development, production and service agreements, product manufacturing agreements, and lease agreements for office space. We extended a $200.0 million trade credit line on November 19, 2025, with a net 90 days payment term to Compuware through a credit agreement that outlines the terms and conditions governing their business dealings.

SMCI | Q2 2026 Form 10-Q | 26

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

Our exposure to financial loss as a result of our involvement with Compuware is limited to potential losses on our purchase orders in the event of an unforeseen decline in the market price and/or demand of our products such that we incur a loss on the sale or cannot sell the products. Non-cancelable purchase orders from us to Compuware on December 31, 2025 and June 30, 2025 were $206.4 million and $118.3 million, respectively, effectively representing the exposure to financial loss. We do not directly or indirectly guarantee any obligations of Compuware, or any losses that the equity holders of Compuware may suffer.

Dealings with Leadtek Research Inc.

In October 2023, Ablecom and Compuware acquired an approximately 30% interest in Leadtek Research Inc. (“Leadtek”), a Taiwan company specializing in providing professional graphics cards and workstation solutions (the “Leadtek Investment”). As of December 31, 2025 this interest came down to approximately 29%. Prior to the Leadtek Investment, none of our related parties had direct or indirect material interests in any transactions in which we were a participant with Leadtek. Commencing with the closing of the Leadtek Investment, Steve Liang and Bill Liang have served as two of the seven members of the Leadtek board of directors. We engaged in transactions whereby we sold servers worth $0.5 million and $0.2 million to Leadtek during the three months ended December 31, 2025 and 2024, respectively, and $0.8 million and $0.3 million to Leadtek during the six months ended December 31, 2025 and 2024, respectively. We purchased graphic cards worth $0.0 million and $0.1 million from Leadtek during the three months ended December 31, 2025 and 2024, respectively, and $0.0 million and $0.5 million from Leadtek during the six months ended December 31, 2025 and 2024, respectively.

Dealings with Investment in a Corporate Venture

In October 2016, we entered into agreements pursuant to which we contributed certain technology rights in connection with an investment in a privately held company (the “Corporate Venture”) located in China to expand our presence in China. The Corporate Venture was 30% owned by us and 70% owned by another company in China. The agreement was signed in the third quarter of the fiscal year ended June 30, 2017, and the investment was accounted for using the equity method of accounting. The Corporate Venture was also a related party.

We monitor the investment for events or circumstances indicative of potential impairment and make appropriate reductions in carrying values if we determine that an impairment charge is required. As of June 30, 2025, we concluded the Corporate Venture would be divested in the fiscal year ending June 2026. We performed an impairment analysis on this investment and concluded the remaining carrying value of the equity investment of $6.7 million was impaired as of June 30, 2025. On November 25, 2025, the Equity Transfer Agreement was signed, and the divestiture of our 30% interest was completed on December 23, 2025, and the Corporate Venture ceased to be a related party as of December 23, 2025.

SMCI | Q2 2026 Form 10-Q | 27

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
We sold products worth $5.3 million and $0.0 million to the Corporate Venture during the three months ended December 31, 2025 and 2024, respectively, and $8.1 million and $4.8 million to the Corporate Venture during the six months ended December 31, 2025 and 2024, respectively. Our share of intra-entity profits on the products that remained unsold by the Corporate Venture as of December 31, 2025 has been eliminated and have reduced the carrying value of our investment in the Corporate Venture due to prior impairment write-off. To the extent that the elimination of intra-entity profits reduces the investment balance below zero, such amounts are recorded within accrued liabilities. We had $1.5 million and less than $0.1 million due from the Corporate Venture in accounts receivable, net as of December 31, 2025 and June 30, 2025, respectively.

Other Transactions

For the three months ended December 31, 2025 we had no sales to and immaterial purchases from Green Earth Liang’s Inc. (“Green Earth”), an entity affiliated with our Chief Executive Officer. For the three months ended December 31, 2024, we had no transactions from Green Earth Liang’s Inc. For the six months ended December 31, 2025, we had no sales to and immaterial purchases from Green Earth Liang’s Inc. For the six months ended December 31, 2024, we had immaterial expense reimbursement from Green Earth Liang's Inc. As of December 31, 2025 and June 30, 2025, there was no amount due to and from Green Earth.

We had the following balances related to transactions with our related parties as of December 31, 2025 and June 30, 2025 (in thousands):

	Accounts receivable	Other receivables (1)	Other assets	Accounts payable	Accrued liabilities (2)	Other long-term liabilities (3)
Ablecom
As of December 31, 2025	$1	$618	$97	$88,961	$841	$339
As of June 30, 2025	$1	$1,059	$—	$55,460	$753	$114
Compuware
As of December 31, 2025	$88	$14	$—	$60,887	$778	$319
As of June 30, 2025	$285	$12,686	$—	$74,292	$291	$494
Corporate Venture
As of December 31, 2025	$1,528	$—	$—	$—	$—	$—
As of June 30, 2025	$30	$—	$—	$—	$—	$—
Leadtek
As of December 31, 2025	$347	$—	$—	$—	$—	$—
As of June 30, 2025	$77	$—	$—	$—	$—	$—
Total
As of December 31, 2025	$1,964	$632	$97	$149,848	$1,619	$658
As of June 30, 2025	$393	$13,745	$—	$129,752	$1,044	$608

(1) Other receivables include receivables from vendors included in prepaid expenses and other current assets.
(2) Includes current portion of operating lease liabilities included in other current liabilities.
(3) Other long-term liabilities include non-current portion of lease liabilities.

SMCI | Q2 2026 Form 10-Q | 28

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Our results from transactions with our related parties for each of the three months ended December 31, 2025 and 2024, are as follows (in thousands):

	Net sales	Cost of sales	Purchase of fixed assets	Research and Development	Sales and marketing
Ablecom
Three months ended December 31, 2025	$46	$111,921	$1,824	$1,579	$—
Three months ended December 31, 2024	$5	$64,773	$2,639	$1,125	$—
Compuware
Three months ended December 31, 2025	$4,129	$79,873	$—	$505	$699
Three months ended December 31, 2024	$11,065	$71,230	$14	$280	$—
Corporate Venture
Three months ended December 31, 2025	$5,379	$—	$—	$—	$—
Three months ended December 31, 2024	$(51)	$—	$—	$—	$—
Leadtek
Three months ended December 31, 2025	$556	$—	$—	$—	$—
Three months ended December 31, 2024	$258	$106	$—	$—	$—
Green Earth
Three months ended December 31, 2025	$—	$—	$—	$—	$44
Three months ended December 31, 2024	$—	$—	$—	$—	$—
Total
Three months ended December 31, 2025	$10,110	$191,794	$1,824	$2,084	$743
Three months ended December 31, 2024	$11,277	$136,109	$2,653	$1,405	$—

Our results from transactions with our related parties for each of the six months ended December 31, 2025 and 2024, are as follows (in thousands):

	Net sales	Cost of sales	Purchase of fixed assets	Research and Development	Sales and marketing
Ablecom
Six months ended December 31, 2025	$88	$181,762	$3,479	$2,407	$—
Six months ended December 31, 2024	$7	$202,279	$7,131	$2,987	$—
Compuware
Six months ended December 31, 2025	$10,003	$165,360	$149	$693	$635
Six months ended December 31, 2024	$21,040	$173,348	$371	$660	$—
Corporate Venture
Six months ended December 31, 2025	$8,147	$—	$—	$—	$—
Six months ended December 31, 2024	$4,776	$—	$—	$—	$—
Leadtek
Six months ended December 31, 2025	$823	$—	$—	$—	$—
Six months ended December 31, 2024	$329	$534	$—	$—	$—
Green Earth
Six months ended December 31, 2025	$—	$—	$—	$—	$46
Six months ended December 31, 2024	$—	$—	$—	$—	$(6)
Total
Six months ended December 31, 2025	$19,061	$347,122	$3,628	$3,100	$681
Six months ended December 31, 2024	$26,152	$376,161	$7,502	$3,647	$(6)

SMCI | Q2 2026 Form 10-Q | 29

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Our cash flow impact from transactions with our related parties for each of the six months ended December 31, 2025 and 2024, are as follows (in thousands):

	Changes in accounts receivable	Changes in prepaid expenses and other assets	Changes in accounts payable	Changes in accrued liabilities	Changes in other long-term liabilities	Cash payment for property, plant, and equipment	Unpaid property, plant, and equipment
Ablecom
Six months ended December 31, 2025	$—	$344	$33,501	$88	$225	$5,551	$1,807
Six months ended December 31, 2024	$(1)	$330	$(45,875)	$294	$154	$6,525	$2,946
Compuware
Six months ended December 31, 2025	$197	$12,672	$(13,405)	$487	$(175)	$149	$—
Six months ended December 31, 2024	$108	$(5,741)	$(9,739)	$(146)	$—	$357	$14
Corporate Venture
Six months ended December 31, 2025	$(1,498)	$—	$—	$—	$—	$—	$—
Six months ended December 31, 2024	$5,077	$—	$—	$—	$—	$—	$—
Leadtek
Six months ended December 31, 2025	$(270)	$—	$—	$—	$—	$—	$—
Six months ended December 31, 2024	$842	$—	$146	$—	$—	$—	$—
Total
Six months ended December 31, 2025	$(1,571)	$13,016	$20,096	$575	$50	$5,700	$1,807
Six months ended December 31, 2024	$6,026	$(5,411)	$(55,468)	$148	$154	$6,882	$2,960

Note 11. Stock-based Compensation and Stockholders’ Equity

Preferred Stock

We have 10,000,000 shares of undesignated preferred stock, $0.001 par value per share, authorized but not issued with rights and preferences determined by our board of directors at the time of issuance of such shares. As of December 31, 2025 and June 30, 2025, there were no shares of preferred stock issued and outstanding.

Common Stock

We may issue up to 1,000,000,000 shares of common stock, $0.001 par value per share. The holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders.

SMCI | Q2 2026 Form 10-Q | 30

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Equity Incentive Plan

Our 2020 Equity and Incentive Compensation Plan (the “2020 Plan”) was approved by stockholders on June 5, 2020, authorizing 50,000,000 plus 10,450,000 shares carried over from the 2016 Equity Incentive Plan (the “2016 Plan”). No new awards may be granted under the 2016 Plan, though 72,460,000 shares remained reserved for outstanding awards at the time of adoption. Stockholders approved amendments to the 2020 Plan in May 2022, January 2024, and June 2025, increasing the share reserve by 20,000,000, 15,000,000, and 18,000,000 respectively. Awards under the 2020 Plan include stock options, restricted stock units, performance shares, and other equity-based awards. Stock options are granted at a price not less than fair value (110% for 10% stockholders) and generally expire ten years after the date of the grant. Stock options and RSUs generally vest over four years (25% after one year and quarterly thereafter).

As of December 31, 2025, we had 11,639,859 authorized shares available for future issuance under the 2020 Plan.

Determining Fair Value

We measure RSUs at the grant-date stock price and stock options using the Black-Scholes model, with inputs for expected term, volatility, zero dividend yield, and U.S. Treasury risk-free rates, amortized over the vesting period.

The weighted-average estimated fair value of employee stock options granted during the three and six months ended December 31, 2025 was $36.16 and $38.01 per share, respectively, and three and six months ended December 31, 2024 was $20.82 and $30.29, respectively using the below assumptions.

The fair value of stock option grants for the three and six months ended December 31, 2025 and 2024 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Risk-free interest rate	3.68%	4.17% - 4.20%	3.68% - 4.00%	3.82% - 4.20%
Expected term	5.95 years	5.98 years	3.44 years - 5.95 years	3.00 years - 5.98 years
Dividend yield	—%	—%	—%	—%
Volatility	77.25%	67.17%	76.16% - 92.16%	63.67% - 69.97%

The following table shows total stock-based compensation expense included in the condensed consolidated statements of operations for the three and six months ended December 31, 2025 and 2024 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Cost of sales	$6,803	$6,694	$13,878	$10,653
Research and development	59,542	50,809	116,975	87,336
Sales and marketing	10,324	9,559	21,424	17,322
General and administrative	13,816	15,060	27,347	30,825
Stock-based compensation expense before taxes	90,485	82,122	179,624	146,136
Income tax impact	(22,459)	(19,136)	(41,660)	(35,009)
Stock-based compensation expense, net	$68,026	$62,986	$137,964	$111,127

During the three and six months ended December 31, 2025, there was no stock-based compensation expense capitalized to our condensed consolidated balance sheets. During the three and six months ended December 31, 2024, stock-based compensation expense capitalized to our condensed consolidated balance sheets was $0.1 million and $0.3 million, respectively.

SMCI | Q2 2026 Form 10-Q | 31

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

The achievement status of the operational and stock price milestones as of December 31, 2025 was as follows:

Annualized Revenue Milestone (in billions) (1)	Achievement Status	Stock Price Milestone (1)	Achievement Status
$13.0	Achieved (6)	$45.00	Achieved (2)
$15.0	Achieved (7)	$60.00	Achieved (3)
$17.0	Achieved (8)	$75.00	Achieved (4)
$19.0	Achieved (9)	$90.00	Achieved (5)
$21.0	Achieved (10)	$110.00	Not yet achieved

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

During the three and six months ended December 31, 2025, we recognized compensation expense related to the 2023 CEO Performance Stock Option of $1.0 million and $1.9 million, respectively. During the three and six months ended December 31, 2024, we recognized compensation expense related to the 2023 CEO Performance Stock Option of $3.8 million and $11.5 million, respectively. As of December 31, 2025, we had $3.6 million in unrecognized compensation cost related to the 2023 CEO Performance Stock Option. The unrecognized compensation cost as of December 31, 2025 is expected to be recognized over a period of 1 year.

SMCI | Q2 2026 Form 10-Q | 32

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The following table summarizes stock option activity during the six months ended December 31, 2025 under all plans:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Balance as of June 30, 2025	34,848,133	$22.47	$—	—	$—
Granted	2,394,317	$55.33	$38.01	—	$—
Exercised	(1,132,758)	$7.46	$—	—	$—
Forfeited/Cancelled	(581,829)	$39.57	$—	—	$—
Balance as of December 31, 2025	35,527,863	$24.88	$—	6.69	$453,138
Options exercisable at December 31, 2025	24,445,698	$16.92	$—	5.83	$421,961

The total pretax intrinsic value of options exercised during the three and six months ended December 31, 2025 was $16.4 million and $39.7 million, respectively. The total pretax intrinsic value of options exercised during the three and six months ended December 31, 2024 was $52.7 million and $115.8 million, respectively.

As of December 31, 2025, $250.2 million of unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.62 years.

RSU Activity

The following table summarizes RSU activity during the six months ended December 31, 2025 under all plans:

	Time-Based RSUs Outstanding	Weighted Average Grant-Date Fair Value per Share
Balance as of June 30, 2025	20,428,647	$34.22
Granted	4,644,054	$55.41
Released	(5,205,548)	$28.66
Forfeited	(879,343)	$40.71
Balance as of December 31, 2025	18,987,810	$40.63

As of December 31, 2025, $701.7 million of unrecognized compensation cost related to unvested RSUs is expected to be recognized over a weighted-average period of 2.62 years.

Note 12. Income Taxes

We recorded a provision for income taxes of $99.2 million and $139.3 million for the three and six months ended December 31, 2025, respectively, and provision of $57.0 million and $131.7 million for the three and six months ended December 31, 2024, respectively. The effective tax rate was 19.8% and 19.7% for the three and six months ended December 31, 2025, respectively, and 15.2% and 15.1% for the three and six months ended December 31, 2024, respectively. The effective tax rate for the three and six months ended December 31, 2025 was higher than that for the three and six months ended December 31, 2024, primarily due to the significant decrease in tax deductions related to stock-based compensation and research tax credit, due to a lower stock vesting price in the three and six months ended December 31, 2025, combined with an increase of state taxes which was attributable to a change in our jurisdictional mix of income. The effective tax rate for the three and six months ended December 31, 2025 were lower than the U.S. federal statutory rate of 21.0%, primarily due to tax benefits from the foreign-derived intangible income deduction, stock-based compensation, and the U.S. federal research tax credit.

SMCI | Q2 2026 Form 10-Q | 33

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law and contains several changes to key U.S. federal income tax laws, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. As of December 31, 2025, we have recognized the tax effects of certain OBBBA provisions. We will continue to evaluate the impact of the OBBBA upon our future effective tax rate, tax liabilities, and cash taxes.

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

Note 13. Commitments and Contingencies

Litigation and claims

On August 30, 2024, a putative class action complaint was filed against the Company, the Company’s Chief Executive Officer, and the Company’s Chief Financial Officer in the U.S. District Court for the Northern District of California (Averza v. Super Micro Computer, Inc., et al., No. 5:24-cv-06147). On October 4, 2024, a putative class action complaint was filed in the same court (Norfolk County Retirement System v. Super Micro Computer, Inc., et al., No. 5:24-cv-06980). On October 18, 2024, a putative class action complaint was filed in the same court (Covey Financial Inc., et al. v. Super Micro Computer, Inc., et al., No. 5:24-cv-07274). The complaints contain similar allegations, claiming that (i) each of the defendants violated Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder and (ii) each of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer violated Section 20(a) of the Securities Exchange Act as controlling persons of the Company for the alleged violations under (i), due (in each case) to alleged misrepresentations and/or omissions in public statements regarding the Company’s financial results and its internal controls and procedures. The Court then appointed Universal-Investment-Gesellschaft mbH as the Lead Plaintiff, who thereafter filed a Consolidated Amended Complaint on September 22, 2025. The appointment of Lead Plaintiff has been appealed to the Supreme Court of California. Company filed its Motion to Dismiss on November 21, 2025, with the hearing scheduled for March 12, 2026. These matters are too preliminary to form a judgment as to whether the likelihood of an adverse outcome is probable and we are unable to estimate the possible loss or range of loss, if any.

SMCI | Q2 2026 Form 10-Q | 34

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
On September 11, 2024, certain current and former directors and certain current officers of the Company were named as defendants in a putative derivative lawsuit filed in the U.S. District Court for the Northern District of California, captioned Hollin v. Liang, et al., Case No. 5:24-cv-06410 (the “Hollin Action”). Four additional putative derivative lawsuits have been filed in the same court, captioned Latypov v. Liang, et al., Case No. 5:24-cv-06779 (filed Sept. 26, 2024), Keritsis v. Liang, et al., Case No. 5:24-cv-07753 (filed Nov. 6, 2024), Roy v. Liang, et al., Case No. 5:24-cv-08006 (filed Nov. 14, 2024), and Jha v. Liang, et al., No. 5:24-cv-08792 (filed Dec. 5, 2024) (together with the Hollin Action, the “Federal Derivative Litigation”). On November 20, 2024, a similar putative derivative lawsuit was filed in the Superior Court of California, County of Santa Clara, captioned Spatz v. Liang, et al., Case No. 24CV452241 (the “Spatz Action”). Two additional putative derivative lawsuits have been filed in the same court, captioned Clark v. Liang, et al., Case No. 24CV454416 (filed Dec. 17, 2024) and Carter, et al. v. Liang, et al., Case No. 24CV454689 (filed Dec. 20, 2024) (together with the Spatz Action, the “State Court Derivative Litigation,” and together with the Federal Derivative Litigation, the “Derivative Litigation”). The Company was also named as a nominal defendant in the Derivative Litigation. The Federal Derivative Litigation purports to allege derivative claims for breaches of Sections 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934, as amended, and Rules 10b-5 and 14a-9 promulgated thereunder, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and contribution arising out of allegations that the Company’s officers and directors caused the Company to issue materially false and misleading statements concerning the Company’s business operations and financial results. The State Court Derivative Litigation purports to allege claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, waste of corporate assets, unjust enrichment, and insider trading arising out of similar allegations as the Federal Derivative Litigation. The plaintiffs in the Derivative Litigation seek unspecified money damages, in addition to punitive damages and other relief. The Court in the Hollin Action consolidated the five previously stayed Federal Derivative Litigation actions. The Court in the Spatz Action stayed all proceedings and consolidating the three State Court Derivative Litigation actions. On August 29, 2025, certain current and former directors and certain current officers of the Company were named as defendants in another putative derivative lawsuit filed in the Delaware Court of Chancery, captioned Anderson v. Liang, et al., C.A. No. 2025-0986-KSJM. On January 6, 2026, a substantially similar lawsuit was filed in the Delaware Court of Chancery, captioned Mathiyalagan v. Liang, et. al. On January 29, 2026, another substantially similar lawsuit was filed in Northern District of California by plaintiffs Employees’ Retirement System of the State of Rhode Island and Bucks County Employees’ Retirement System. These matters are too preliminary to form a judgment as to whether the likelihood of an adverse outcome is probable and we are unable to estimate the possible loss or range of loss, if any

On November 19, 2024, the Company received a subpoena from the U.S. Securities and Exchange Commission Enforcement Staff in connection with an investigation entitled In the Matter of Super Micro Computer, Inc. The Company continues to produce documents in response to the subpoena. The matter is too preliminary to form a judgment as to whether the likelihood of an adverse outcome is probable and we are unable to estimate the possible loss or range of loss, if any.

Other legal proceedings and indemnifications

In the ordinary course of our business, we periodically receive subpoenas, civil investigative demands, and other formal requests for information from various courts, regulatory bodies, and government agencies. These requests typically seek documents or information related to our customers, products, or transactions in connection with matters that do not directly name or involve us as a party or target. Our general policy is to cooperate and respond fully to such requests as required by law. We are not aware of any such matters that, individually or in the aggregate, are expected to have a material adverse effect on the Company’s financial position.

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

SMCI | Q2 2026 Form 10-Q | 35

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Purchase Commitments— We have agreements to purchase inventory and non-inventory items primarily through the next 12 months. As of December 31, 2025, these remaining non-cancelable commitments were $3.9 billion, including $276.3 million for related parties. We also review and assess the need for expected loss liabilities on a quarterly basis for all products we do not expect to sell for but have committed purchases from suppliers. There were no loss liabilities recognized as of December 31, 2025 and June 30, 2025.

Lease Commitments— See Note 9, “Leases”, for a discussion of our operating lease commitments.

Note 14. Subsequent Events

CTBC credit agreement

On January 21, 2026, we entered into a credit agreement with a group of lenders led by CTBC Bank Co., Ltd., along with Credit Agricole CIB, Taipei Branch and E.Sun Commercial Bank, Ltd. as lead arrangers. The agreement provides for two revolving credit facilities totaling $710.0 million, with an option to increase total commitments to up to $2.0 billion, subject to certain conditions. On January 30, 2026, we entered into an increased facilities letter under this credit agreement, providing for additional revolving credit facilities in an aggregate amount of $1.1 billion. As a result, the total lender commitments under the credit agreement increased to $1.8 billion.

SMCI | Q2 2026 Form 10-Q | 36

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

We commenced operations in 1993 and have been profitable every year since inception. For the three months ended December 31, 2025 and 2024, our net income was $400.6 million and $320.6 million, respectively. For the six months ended December 31, 2025 and 2024, our net income was $568.8 million and $744.9 million, respectively.

In order to increase our sales and profits, we believe that we must continue to develop flexible application optimized server and storage solutions while being among the first to market with new features and products. Our focus is on delivering Total IT Solutions that integrate, validate, and deliver server, storage, networking and software at the rack and cluster (multi-rack) level. Additionally, we will continue to expand our software offerings and enhance customer service and support, particularly as we increase our focus on large enterprise and data center customers. A key component of our strategy is our Data Center Building Block Solutions (“DCBBS”), which significantly reduces data center build time and enables full integration of AI computing, server, storage, networking, rack, cabling, liquid cooling, end-to-end management software, onsite deployment services, and ongoing maintenance. To further expand our market share, we also recognize the need to strengthen our network of sales partners and distribution channels.

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

SMCI | Q2 2026 Form 10-Q | 37

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

Macroeconomic Factors

Macroeconomic factors, including inflation, interest rate changes, capital market volatility, global supply chain constraints, tariffs, and global economic and geopolitical developments, have had and may continue to have direct and indirect impacts on our business and results of operations, particularly demand for our products and net sales. While difficult to isolate and quantify, these macroeconomic factors have also impacted and may continue to impact our supply chain and manufacturing costs, employee wages, costs for capital equipment and value of our investments. Further, while many of these macroeconomic factors could have a long-term impact, others may have a short-term impact which could lead to our financial results not being comparable on a period-to-period basis.

Financial Highlights

The following is a summary of our financial highlights for the three months ended December 31, 2025 and 2024:

	Three Months Ended December 31,
	2025	2024
Net sales	$12,682,491	$5,677,962
Gross profit	$798,567	$670,022
Total operating expenses	$324,269	$301,398
Income from operations	$474,298	$368,624
Net income	$400,564	$320,596
Net income per diluted share	$0.60	$0.51

•Net sales increased by 123.4% in the three months ended December 31, 2025 as compared to the three months ended December 31, 2024 primarily driven by fulfillment and shipment of orders to support our customers' datacenter deployment, including a large design win from one customer, during the second quarter, some of which were originally delayed in the previous quarter, due to customer configuration upgrades and data center readiness matters. An increase in our average selling price also contributed modestly by product mix.
•Gross margin decreased to 6.3% in the three months ended December 31, 2025 from 11.8% in the three months ended December 31, 2024, primarily due to our strategy to offer competitive pricing to gain market share and a change in product and customer mix.
•Operating expenses increased by 7.6% in the three months ended December 31, 2025 as compared to the three months ended December 31, 2024, primarily due to higher headcount and increases in salary and stock-based compensation.
•Net income increased to $400.6 million in the three months ended December 31, 2025 as compared to $320.6 million in the three months ended December 31, 2024, which was primarily due to a higher increase in net sales.
SMCI | Q2 2026 Form 10-Q | 38

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

There have been no material changes to our critical estimates as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

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

We use several suppliers and contract manufacturers to design and manufacture subsystems in accordance with our specifications, with most final assembly and testing performed at our manufacturing facilities in the region where our products are sold. We work with Ablecom, one of our key contract manufacturers and a related party, for our chassis and certain other components. We also outsource a significant part of the manufacturing of certain components, particularly power supplies, to Compuware, also a related party. We also collaborate on design and development activities with Ablecom and Compuware, where we substantially fund the design costs and retain the intellectual property rights. Our purchases of products from Ablecom and Compuware combined represented 1.6% and 2.1% of cost of sales on our condensed consolidated statements of operations for the three and six months ended December 31, 2025, respectively, and 2.7% and 3.7% of cost of sales on our condensed consolidated statements of operations for the three and six months ended December 31, 2024, respectively. For further details on our dealings with related parties, see Note 10, “Related Party Transactions” in the notes to the condensed consolidated financial statements.

SMCI | Q2 2026 Form 10-Q | 39

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

Other Income, Net, Interest Income, and Interest Expense

Other income, net, interest income, and interest expense consists primarily of interest earned on our investments and cash balances, interest incurred on our debt, and foreign exchange gains and losses.

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

SMCI | Q2 2026 Form 10-Q | 40

The following table presents certain items of our condensed consolidated statements of operations for the three and six months ended December 31, 2025 and 2024 (in millions):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Net sales	$12,682.5	$5,678.0	$17,700.3	$11,615.2
Cost of sales	11,883.9	5,007.9	16,434.3	10,169.6
Gross profit	798.6	670.1	1,266.0	1,445.6
Operating expenses:
Research and development	180.8	158.2	354.1	290.5
Sales and marketing	73.1	79.6	121.0	148.4
General and administrative	70.4	63.6	134.3	128.9
Total operating expenses	324.3	301.4	609.4	567.8
Income from operations	474.3	368.7	656.6	877.8
Other income, net	0.2	4.2	0.1	3.4
Interest income	51.0	8.8	102.4	16.8
Interest expense	(25.3)	(6.5)	(50.3)	(23.9)
Income before income tax provision	500.2	375.2	708.8	874.1
Income tax provision	(99.1)	(57.0)	(139.3)	(131.7)
Share of (loss) income from equity investee, net of taxes	(0.5)	2.4	(0.7)	2.5
Net income	$400.6	$320.6	$568.8	$744.9

The following table presents certain items of our condensed consolidated statements of operations expressed as a percentage of net sales for the three and six months ended December 31, 2025 and 2024:

	Three Months Ended December 31,				Six Months Ended December 31,
	2025		2024		2025		2024
Net sales	100.0%		100.0%		100.0%		100.0%
Cost of sales	93.7%		88.2%		92.8%		87.6%
Gross profit	6.3%		11.8%		7.2%		12.4%
Operating expenses:
Research and development	1.4%		2.8%		2.0%		2.5%
Sales and marketing	0.6%		1.4%		0.7%		1.3%
General and administrative	0.5%		1.1%		0.8%		1.1%
Total operating expenses	2.5%		5.3%		3.5%		4.9%
Income from operations	3.8%		6.5%		3.7%		7.5%
Other income, net	—%	*	0.1%		—%	*	0.1%
Interest income	0.4%		0.1%		0.6%		0.1%
Interest expense	(0.2)%		(0.1)%		(0.3)%		(0.2)%
Income before income tax provision	4.0%		6.6%		4.0%		7.5%
Income tax provision	(0.8)%		(1.0)%		(0.8)%		(1.1)%
Share of (loss) income from equity investee, net of taxes	—%	*	—%	*	—%	*	—%	*
Net income	3.2%		5.6%		3.2%		6.4%
*Represents an amount less than 0.1%.

SMCI | Q2 2026 Form 10-Q | 41

Net Sales

The following table presents net sales for the three and six months ended December 31, 2025 and 2024 (dollars in millions):

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2025	2024	$	%	2025	2024	$	%
Net sales	$12,682.5	$5,678.0	$7,004.5	123.4%	$17,700.3	$11,615.2	$6,085.1	52.4%

Comparison of the Three Months Ended December 31, 2025 and 2024

The $7,004.5 million or 123.4% increase in net sales was primarily due to fulfillment and shipment of orders to support our customers' datacenters deployment, including a large design win from a customer, during the three months ended December 31, 2025, some of which were originally delayed due to customer configuration upgrades and data center readiness matters. An increase in our average selling price compared to the prior quarter ended December 31, 2024 also contributed modestly by product mix. This was most pronounced in increased billings for AI GPU related products of $7,398.2 million or 169.7% year over year, including liquid-cooled and air-cooled servers that are generally more complex and of higher average selling price. This was partially offset by decreased sales across other product categories by $475.9 million, or 42.5% as we continue to focus on gaining market share from our AI GPU platforms.

Comparison of the Six Months Ended December 31, 2025 and 2024

The $6,085.1 million or 52.4% increase in net sales was primarily due to fulfillment and shipment of orders to support our customers' datacenters deployment, including a large design win from a customer, during the six months ended December 31, 2025. An increase in our average selling price compared to the six months ended December 31, 2024 also contributed modestly by product mix. This was most pronounced in increased billings for AI GPU related products of $6,870.4 million or 77.4% year over year, including liquid-cooled and air-cooled servers that are generally more complex and of higher average selling price. This was partially offset by decreased sales across other product categories by $784.5 million, or 34.3% as we continue to focus on gaining market share from our AI GPU platforms.

Cost of Sales, Gross Profit, and Gross Margin

Cost of sales and gross margin for the three and six months ended December 31, 2025 and 2024 are as follows (dollars in millions):

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2025	2024	$	%	2025	2024	$	%
Cost of sales	$11,883.9	$5,007.9	$6,876.0	137.3%	$16,434.3	$10,169.6	$6,264.7	61.6%
Percentage of total net sales	93.7%	88.2%			92.8%	87.6%
Gross profit	$798.6	$670.1	$128.5	19.2%	$1,266.0	$1,445.6	$(179.6)	(12.4)%
Gross margin	6.3%	11.8%		(5.5)%	7.2%	12.4%		(5.2)%

SMCI | Q2 2026 Form 10-Q | 42

Comparison of the Three Months Ended December 31, 2025 and 2024

The $6,876.0 million or 137.3% increase in cost of sales was primarily driven by an increase of approximately $6,429.2 million or 119.2% in certain products including GPU servers, HPC systems, and rack-scale solutions, consistent with the higher shipment volume during the three months ended December 31, 2025 as compared to the three months ended December 31, 2024. The remaining increases in cost of sales were driven by a $142.0 million or 2621.0% increase in tariff expenses driven by new trade policies, a $107.3 million or 419.8% increase in inventory write-down adjustments resulting from excess and obsolete inventory with either insufficient demand or reduced realizable value, and a $197.4 million or 47.5% increase due to a decrease in vendor rebates.

The 5.5% decrease in the gross margin was due to a change in product and customer mix, higher production and expedite costs as we began to ship new AI GPU platforms on a large scale and the increases in tariff expense and inventory write-down adjustments described above.

Comparison of the Six Months Ended December 31, 2025 and 2024

The $6,264.7 million or 61.6% increase in cost of sales was primarily driven by an increase of approximately $5,657.2 million or 52.2% in certain products including GPU servers, HPC systems, and rack-scale solutions, consistent with the higher shipment volume during the six months ended December 31, 2025 as compared to the six months ended December 31, 2024. The remaining increases in cost of sales were driven by a $184.2 million or 1151.3% increase in tariff expenses driven by new trade policies, a $134.7 million or 388.0% increase in inventory write-down adjustments resulting from excess and obsolete inventory with either insufficient demand or reduced realizable value, and a $288.6 million or 40.0% increase due to a decrease in vendor rebates.

The 5.2% decrease in the gross margin was due to a change in product and customer mix, higher production and expedite costs as we began to ship new AI GPU platforms on a large scale and the increases in tariff expense and inventory write-down adjustments described above.

Operating Expenses

Operating expenses for the three and six months ended December 31, 2025 and 2024 are as follows (dollars in millions):

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2025	2024	$	%	2025	2024	$	%
Research and development	$180.8	$158.2	$22.6	14.3%	$354.1	$290.5	$63.6	21.9%
Percentage of total net sales	1.4%	2.8%			2.0%	2.5%
Sales and marketing	$73.1	$79.6	$(6.5)	(8.2)%	$121.0	$148.4	$(27.4)	(18.5)%
Percentage of total net sales	0.6%	1.4%			0.7%	1.3%
General and administrative	$70.4	$63.6	$6.8	10.7%	$134.3	$128.9	$5.4	4.2%
Percentage of total net sales	0.5%	1.1%			0.8%	1.1%
Total operating expenses	$324.3	$301.4	$22.9	7.6%	$609.4	$567.8	$41.6	7.3%

SMCI | Q2 2026 Form 10-Q | 43

Comparison of the Three Months Ended December 31, 2025 and 2024

Research and development expenses. The $22.6 million or 14.3% increase in research and development expenses was primarily driven by an increase in employee-related costs of $20.0 million, or 13.6%, mainly comprised of a $14.4 million, or 17.0%, increase in salaries, and a $8.7 million, or 17.2%, increase in stock-based compensation, as we expanded our workforce and invested in key talent to support our global growth across regions.

Sales and marketing expenses. The $6.5 million or 8.2% decrease in sales and marketing expenses was primarily driven by a $11.6 million, or 240.8%, higher marketing development fund received from certain business partners related to co-marketing and advertising events to promote products, which reduced sales and marketing expense, and $13.1 million, or 48.6%, decrease in standard marketing and advertising activities during the three months ended December 31, 2025 as compared to the three months ended December 31, 2024. These decreases along with other minor cost decreases were partially offset by an increase in employee-related costs, mainly due to a $17.0 million, or 41.2%, increase in salaries and a $0.8 million, or 8.0%, increase in stock-based compensation, similar to our research and development expenses as we expanded our workforce and invested in key talent company-wide.

General and administrative expenses. The $6.8 million or 10.7% increase in general and administrative expenses was primarily attributable to a $6.4 million or 567.4% increase in excise and franchise tax expense directly related to the increase in sales compared to prior-year quarter which increased the related tax expense, and an increase of $3.5 million or 30.3% in indirect facilities costs such as rental costs, utility costs, and depreciation costs. Additionally, there was a $0.8 million or 15.2% increase in consulting fees, driven by greater use of external consultants to support and enhance our financing activities and other initiatives. These increases were partially offset by a $4.6 million or 39.5% reduction in legal fees driven by the absence of litigation fees due to resolved legal matters.

Comparison of the Six Months Ended December 31, 2025 and 2024

Research and development expenses. The $63.6 million or 21.9% increase in research and development expenses was primarily driven by an increase in employee-related costs of $60.1 million, or 22.1%, mainly comprised of a $36.2 million, or 21.8%, increase in salaries, and a $29.6 million, or 33.9%, increase in stock-based compensation, as we expanded our workforce and invested in key talent to support our global growth across regions.

Sales and marketing expenses. The $27.4 million or 18.5% decrease in sales and marketing expenses was primarily driven by a $28.8 million, or 268.3%, higher marketing development fund received from certain business partners related to co-marketing and advertising events to promote products, which reduced sales and marketing expense, and a $15.7 million, or 36.7%, decrease in normal marketing and advertising activities the six months ended December 31, 2025 as compared to the six months ended December 31, 2024. These decreases along with other minor cost decreases were partially offset by an increase in employee-related costs, mainly due to a $12.2 million, or 14.1%, increase in salaries and a $4.1 million, or 23.7%, increase in stock-based compensation, similar to our research and development expenses as we expanded our workforce and invested in key talent company-wide.

General and administrative expenses. The $5.4 million or 4.2% increase in general and administrative expenses was primarily attributable to a $7.1 million or 30.3% increase in indirect facilities costs such as rental costs, utility costs, and depreciation costs, a $4.3 million or 104.7% increase in excise and franchise tax expense directly related to the increase in sales compared to prior-year quarter which increased the related tax expense, a $2.9 million or 27.3% increase in consulting fees, driven by greater use of external consultants to support and enhance our financing activities and other initiatives. Additionally, there was a $1.9 million or 3.2% net increase in employee-related costs including salaries, bonus, and stock-based compensation as we expanded our workforce and invested in key talent. These increases were partially offset by a $6.6 million or 51.3% reduction in audit and tax fees, driven by an absence of additional costs related to the delayed filing of our fiscal 2024 Form 10-K, and a $5.3 million or 30.0% reduction in legal fees driven by the absence of litigation fees due to resolved matters.

SMCI | Q2 2026 Form 10-Q | 44

Other Income, Net, Interest Income, and Interest Expense

Other income, net, interest income, and interest expense for the three and six months ended December 31, 2025 and 2024 are as follows (dollars in millions):

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2025	2024	$	%	2025	2024	$	%
Other income, net	$0.2	$4.2	$(4.0)	(95.2)%	$0.1	$3.4	$(3.3)	(97.1)%
Percentage of total net sales	—%	0.1%			—%	0.1%
Interest income	51.0	8.8	42.2	479.5%	102.4	16.8	85.6	509.5%
Percentage of total net sales	0.4%	0.1%			0.6%	0.1%
Interest expense	(25.3)	(6.5)	(18.8)	289.2%	(50.3)	(23.9)	(26.4)	110.5%
Percentage of total net sales	(0.2)%	(0.1)%			(0.3)%	(0.2)%
Other income, net and interest expense	$25.9	$6.5	$19.4	298.5%	$52.2	$(3.7)	$55.9	(1,510.8)%

Comparison of the Three Months Ended December 31, 2025 and 2024

The $4.0 million or 95.2% decrease in other income, net was primarily driven by unfavorable foreign currency exchange rate fluctuations resulting from a weaker U.S. dollar during the three months ended December 31, 2025.

The $42.2 million or 479.5% increase in interest income, net for the three months ended December 31, 2025 as compared to the three months ended December 31, 2024, was primarily driven by higher interest income as a result of increased cash deposits funded by the proceeds from our convertible notes issuance.

The $18.8 million or 289.2% increase in interest expense was primarily driven by a $22.7 million or 2012.3% increase in interest and amortization related to the amendment of the 2029 Convertible Notes and new issuance of the 2028 Convertible Notes and the 2030 Convertible Notes during the second half of fiscal 2025. This increase was partially offset by a $3.6 million or 70.6% decrease in interest expense associated with our Bank of America line of credit and term loans, which were fully repaid in November 2024.

Comparison of the Six Months Ended December 31, 2025 and 2024

The $3.3 million or 97.1% decrease in other income, net was primarily driven by a $13.7 million impairment loss related to our non-marketable investments during the six months ended December 31, 2025. This decrease along with other minor decreases were partially offset by a $7.9 million or 755.0% gain from mark-to-market adjustments on a marketable equity securities investment for the six months ended December 31, 2025 as compared to the six months ended December 31, 2024.

The $85.6 million or 509.5% increase in interest income was primarily driven by higher interest income. This is mainly comprised of an increase of $85.6 million or 510.1% in interest income for the six months ended December 31, 2025 as compared to the six months ended December 31, 2024, reflecting increased cash deposits funded by the proceeds from our convertible notes issuance.

The $26.4 million or 110.5% increase in interest expense was primarily driven by a $44.5 million or 1500.0% increase in interest and amortization related to the amendment of the 2029 Convertible Notes and new issuance of the 2028 Convertible Notes and the 2030 Convertible Notes during the second half of fiscal 2025. This increase was partially offset by a $17.9 million or 88.3% decrease in interest expense associated with our Bank of America line of credit and term loans, which were fully repaid in November 2024.

SMCI | Q2 2026 Form 10-Q | 45

Income Tax Provision

Income tax provision and effective tax rates for the three months ended December 31, 2025 and 2024 are as follows (dollars in millions):

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2025	2024	$	%	2025	2024	$	%
Income tax provision	$(99.1)	$(57.0)	$(42.1)	73.9%	$(139.3)	$(131.7)	$(7.6)	5.8%
Percentage of total net sales	(0.8)%	(1.0)%			(0.8)%	(1.1)%
Effective tax rate	(19.8)%	(15.2)%			(19.7)%	(15.1)%

Comparison of the Three Months Ended December 31, 2025 and 2024

Income tax provision increased by $42.1 million or 73.9% primarily due to an increase in worldwide income before income tax provision that increased tax expense by $26.4 million, and a lower tax benefit from stock-based compensation of approximately $9.2 million, an increase of state tax expense by $11.8 million, and offset by the effects of other immaterial tax items of approximately $5.2 million. The income before income tax provision for the second quarter of fiscal 2026 was $500.2 million, which is an increase of $125.0 million or 33.4%.

Our quarterly effective income tax rate is based on the estimated annual income tax rate forecast and discrete tax items recognized in the period. The effective tax rate for the three months ended December 31, 2025, is higher than that for the three months ended December 31, 2024, primarily due to a significant decrease in stock-based compensation tax deduction and lower research tax credit because of lower stock vesting price in the three months ended December 31, 2025.

Comparison of the Six Months Ended December 31, 2025 and 2024

Income tax provision increased by $7.6 million or 5.8% primarily due to a decline in worldwide income before income tax provision that reduced tax expense by $33.7 million which was offset by a lower tax benefit from stock-based compensation of approximately $23.7 million, an increase of state tax expense by $10.9 million, and the effects of other immaterial tax items of approximately $6.7 million. The income before income tax provision for the six months ended December 31, 2025 was $708.8 million, which is a decrease of $165.3 million or 18.9%.

Our quarterly effective income tax rate is based on the estimated annual income tax rate forecast and discrete tax items recognized in the period. The effective tax rate for the six months ended December 31, 2025, is higher than that for the six months ended December 31, 2024, primarily due to a significant decrease in stock-based compensation tax deduction and lower research tax credit because of lower stock vesting price in the six months ended December 31, 2025.

Liquidity and Capital Resources

We have financed our growth primarily with funds generated from operations, as well as utilizing borrowing facilities, selling our common stock, and issuing convertible notes. Recent drivers of liquidity changes included an increase in the need for working capital due to higher levels of inventory required to support future growing revenues, greater requests for longer payment terms from customers due to increasing system costs and to a lesser extent longer supply chain lead times on certain key components. Our cash and cash equivalents were $4.1 billion and $5.2 billion as of December 31, 2025 and June 30, 2025, respectively. Our cash and cash equivalents held in foreign locations was $616.3 million and $607.2 million as of December 31, 2025 and June 30, 2025, respectively.

SMCI | Q2 2026 Form 10-Q | 46

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

Our key cash flow metrics were as follows (in millions):

	Six Months Ended December 31,		Change
	2025	2024	$
Net cash (used in) provided by operating activities	$(941.4)	$169.1	$(1,110.5)
Net cash used in investing activities	(78.5)	(71.8)	(6.7)
Net cash provided by (used in) financing activities	47.5	(337.4)	384.9
Effect of exchange rate fluctuations on cash	(6.2)	0.8	(7.0)
Net decrease in cash, cash equivalents and restricted cash	$(978.6)	$(239.3)	$(739.3)

Operating Activities

Net cash used in operating activities during the six months ended December 31, 2025 mostly consisted of $568.8 million net income adjusted for certain non-cash items, such as $179.6 million of stock-based compensation expense, $25.4 million of depreciation and amortization expense, and changes in working capital. The decrease in cash flows from operating activities during the six months ended December 31, 2025 compared to the six months ended December 31, 2024 was due to an increase in inventory purchases, accounts receivables from customers, and other operational spending, partially offset by higher stock-based compensation and an increase in net income.

Investing Activities

Net cash used in investing activities during the six months ended December 31, 2025 mostly consisted of $53.5 million of purchases of property, plant, and equipment as we continued to invest in real estate, servers, data centers, and network infrastructure, as well as investments made in equity securities of $25.0 million. The increase in cash used in investing activities during the six months ended December 31, 2025 compared to the six months ended December 31, 2024, was mostly due to increases in purchases of property, plant, and equipment.

Financing Activities

Net cash provided by financing activities during the six months ended December 31, 2025 mostly consisted of net proceeds from lines of credit and term loans of $115.4 million, partially offset by payment for withholding taxes related to settlement of equity awards of $71.1 million. The increase in cash provided by financing activities during the six months ended December 31, 2025 compared to the six months ended December 31, 2024, was mostly due to an increase in net proceeds from lines of credits and term loans.

Other Factors Affecting Liquidity and Capital Resources

Refer to Note 7, “Lines of Credit, Revolving Credit Facilities, and Term Loans”, in the notes to the condensed consolidated financial statements in this Quarterly Report for further information on our outstanding debt.

SMCI | Q2 2026 Form 10-Q | 47

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

Contractual Obligations

Our estimated future obligations as of December 31, 2025, include both current and long-term obligations. For our long-term debt, as noted in Note 7, “Lines of Credit, Revolving Credit Facilities, and Term Loans” in the notes to the condensed consolidated financial statements, we have a current obligation of $201.8 million and a long-term obligation of $21.4 million. Additionally, as noted in Note 8, “Convertible Notes” in the notes to the condensed consolidated financial statements, we have a convertible debt obligation of $4,725.0 million. Under our operating leases as noted in Note 9, “Leases” in the notes to the condensed consolidated financial statements, we have a current obligation of $31.8 million and a long-term obligation of $354.1 million. As noted in Note 13, “Commitments and Contingencies” in the notes to the condensed consolidated financial statements, we have current obligations related to non-cancelable purchase commitments of $3.9 billion.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our condensed consolidated financial statements, see Note 1, “Organization and Summary of Significant Accounting Policies”, in our notes to the condensed consolidated financial statements in this Quarterly Report.

SMCI | Q2 2026 Form 10-Q | 48

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Investment and Interest Rate Risk

We are exposed to interest rate risk related to our fixed-rate investment portfolio and outstanding debt. The investment portfolio is managed consistent with our overall liquidity strategy in support of both working capital needs and growth of our businesses.

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in money market funds and certificates of deposit. Our investment in an auction rate security has been classified as non-current due to the lack of a liquid market for these securities. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results of operations. As of December 31, 2025, our investments were in money market funds, certificates of deposits and auction rate securities.

We are exposed to changes in interest rates as a result of our borrowings under our term loans and revolving lines of credit. The interest rates for the term loans and the revolving lines of credit ranged from 1.3% to 5.9% at December 31, 2025 and 1.3% to 5.8% at June 30, 2025. Based on the outstanding principal indebtedness of $223.2 million under our credit facilities as of December 31, 2025, we believe that a 10% change in interest rates would not have a significant impact on the results of operations.

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

SMCI | Q2 2026 Form 10-Q | 49

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

(a) Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2025. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that their objectives are met. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all disclosure control issues, if any, have been detected. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2025 due to the material weaknesses in our internal control over financial reporting, described below, that were previously identified in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 filed on August 28, 2025. Notwithstanding the identified material weaknesses, management believes and has concluded that the condensed consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.

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

As previously reported in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, the following material weaknesses in internal control over financial reporting first identified in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 filed on February 25, 2025, remain unremediated as of December 31, 2025:

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
SMCI | Q2 2026 Form 10-Q | 50

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

(d) Remediation Plan and Status

We have identified and implemented specific actions intended to improve the effectiveness of our internal control over financial reporting and disclosure controls and procedures and will continue to do so until the remediation of the material weaknesses identified above is complete, and we are able to conclude that both our internal control over financial reporting and our disclosure controls and procedures are effective. During the quarter and six months ended December 31, 2025, we made significant progress on our remediation efforts and began to implement additional changes designed to improve our internal controls over financial reporting and to remediate the material weaknesses, including, but not limited to:

•Successfully implemented a full redesign of our Enterprise Resource Planning (“ERP”) system security role structure and segregation of duties (“SOD”) rulesets, to address issues relating to access which were not appropriately aligned with the defined role, including lack of visibility into SOD conflicts related issues that collectively contributed to the material weakness. This redesign has significantly simplified our security design. We believe this redesign will likely successfully remediate the SOD-related material weakness and results in a less complex, sustainable, compliant access model that reduces high-risk SOD conflicts across the company, also supported by an enhanced detective and monitoring mechanism to review all ruleset changes, subject to the completion of operating effectiveness testing during fiscal year 2026;
•Continued to implement enhancements to our global learning management and communication system, to develop and roll out numerous compliance and other mandatory training courses, across various areas, including Finance, Compliance, Information Technology and Sales, to our global workforce with an expanded focus on key areas such as Related party transactions, Cyber security matters, Revenue recognition and Internal controls over financial reporting among others, to ensure that our personnel have the appropriate training to execute their job responsibilities;
•Successfully completed a transition to a best in class Information Technology Service Management (“ITSM”) tool thereby enhancing change management practices across all our IT applications, including our infrastructure and security thereby ensuring standardization of processes, applying a risk based approval workflow model, and establishing stronger governance protocols as it relates to our overall change management processes. We believe these actions will assist with the successful remediation of the material weakness we previously identified relating to the deficiencies noted in the design and implementation of ITGC controls for systems that support our financial reporting processes; and
•Continuing to enhance our accounting policies and related information provided by entity (“IPE”) documentation, and, as part of the financial reporting process, implementing the use of supplementary checklists as well as conducting additional reviews and evaluations of transactions to improve the accuracy and reliability of our financial information. We also have designed and implemented additional control procedures, including a more comprehensive review of transactions as part of our close process, to achieve timely, complete and accurate recording and disclosures across multiple financial statement areas including but not limited to the timely identification and disclosure of new related party transactions, leases among other areas.

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
SMCI | Q2 2026 Form 10-Q | 51

While we have made significant progress to enhance our internal control over financial reporting, we are still in the process of implementing certain additional processes, procedures and controls. We will require additional time to complete implementation, to complete testing and to assess and ensure the long-term sustainability of these procedures. We believe the above actions will be effective in remediating the material weaknesses described above, and we will continue to devote significant time and attention to these remedial efforts. However, the material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded after completion of appropriate testing that these controls are operating effectively.

(e) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2025, we did not repurchase shares of our common stock.

Item 3.    Defaults Upon Senior Securities

Not applicable.

SMCI | Q2 2026 Form 10-Q | 52

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2025, none of the Company’s executive officers or directors adopted trading plans pursuant to Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended, no pre-existing trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) were terminated or modified by the Company’s executive officers and directors, and no other written trading arrangements not intended to qualify for the Rule 10b5-1(c) affirmative defense were adopted, modified, or terminated.
SMCI | Q2 2026 Form 10-Q | 53

Item 6.     Exhibits

(a) Exhibits.

Exhibit Number	Description

10.1†
Receivables Purchase Agreement between Super Micro Computer, Inc., and MUFG Bank, Ltd., Crédit Agricole Corporate and Investment Bank, and certain other entities from time to time party thereto (Incorporated by reference to Exhibit 10.43 from the Company’s Current Report on 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on August 28, 2025)

10.2
Departure of Directors or Certain Officers; Election of Directors; Appointment Certain Officers; Compensatory Arrangements of Certain Officers (Commission File No. 001-33383) filed with the Securities and Exchange Commission on December 29, 2025)

10.3
Independent Contractor Agreement (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K/A (Commission File No. 001-33383) filed with the Securities and Exchange Commission on January 2, 2026)

10.4†
Credit Agreement, dated as of December 29, 2025, by and among Super Micro Computer, Inc., various financial institutions from time to time party thereto as lenders, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on January 2, 2026)

10.5
Credit Agreement, dated as of January 21, 2026, by and among Super Micro Computer, Inc. Taiwan, various financial institutions from time to time party thereto as lenders, CTBC Bank Co., Ltd., Credit Agricole Corporate and Investment Bank, Taipei Branch and E.Sun Commercial Bank, Ltd. as mandated lead arrangers and bookrunners and CTBC Bank Co., Ltd., as administrative agent. (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on January 26, 2026)

10.6
Amendment No.1 to the Credit Agreement, dated as of January 26, 2026, by and among Super Micro Computer, Inc. and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on January 29, 2026)

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

SMCI | Q2 2026 Form 10-Q | 54

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPER MICRO COMPUTER, INC.

Date:	February 6, 2026	/s/ CHARLES LIANG
Charles Liang President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date:	February 6, 2026	/s/ DAVID WEIGAND
David Weigand Senior Vice President, Chief Financial Officer (Principal Financial Officer)

Date:	February 6, 2026	/s/ KENNETH CHEUNG
Kenneth Cheung Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)
55