Form 10-Q
period 2026-03-31
Super Micro Computer, Inc.
filed 2026-05-11
CIK 1375365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________

Form 10-Q
__________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2026, there were 601,418,482 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common stock of the registrant issued.

SUPER MICRO COMPUTER, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2026

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that involve risks and uncertainties. These statements relate to future events or our future financial performance based on management’s beliefs and assumptions and on information currently available to management. In some cases, you can identify forward-looking statements by terminology including “would,” “could,” “may,” “will,” “goal,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “project,” “estimate,” “predict,” “potential,” “probable of achievement,” or “continue,” the negative of these terms or other comparable terminology. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks described under Part I, Item 1A, “Risk Factors” of the Annual Report on Form 10-K for the fiscal year ended June 30, 2025, and in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026, and in other parts of this Quarterly Report as well as in our other filings with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I: FINANCIAL INFORMATION

Item 1.        Financial Statements

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value per share amounts)
 (unaudited)

	March 31,	June 30,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$1,290,324	$5,169,911
Accounts receivable, net of allowance for credit losses of $488 and $0 at March 31, 2026 and June 30, 2025, respectively (including accounts receivable from related parties of $633 and $393 at March 31, 2026 and June 30, 2025, respectively)	8,413,396	2,203,942
Inventories	11,103,376	4,680,375
Prepaid expenses and other current assets (including receivables from related parties of $28,714 and $13,745 at March 31, 2026 and June 30, 2025, respectively)	761,190	247,426
Total current assets	21,568,286	12,301,654
Property, plant and equipment, net	607,659	504,488
Deferred income taxes, net	632,715	607,416
Other assets	643,369	604,871
Total assets	$23,452,029	$14,018,429
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including amounts due to related parties of $134,052 and $129,752 at March 31, 2026 and June 30, 2025, respectively)	$3,686,991	$1,281,977
Accrued liabilities (including amounts due to related parties of $1,330 and $1,044 at March 31, 2026 and June 30, 2025, respectively)	830,007	565,637
Income taxes payable	38,333	53,381
Lines of credit and term loans	2,095,069	75,060
Deferred revenue	1,472,235	368,737
Total current liabilities	8,122,635	2,344,792
Deferred revenue, non-current	663,410	362,645
Lines of credit and term loans, non-current	2,018,675	37,415
Convertible notes	4,659,357	4,645,178
Other long-term liabilities (including amounts due to related parties of $494 and $608 at March 31, 2026 and June 30, 2025, respectively)	412,361	326,528
Total liabilities	15,876,438	7,716,558
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock and additional paid-in capital, $0.001 par value
Authorized shares: 1,000,000; Issued and outstanding shares: 601,378 and 594,137 at March 31, 2026 and June 30, 2025, respectively	3,087,963	2,866,449
Accumulated other comprehensive income	692	705
Retained earnings	4,486,775	3,434,539
Total Super Micro Computer, Inc. stockholders’ equity	7,575,430	6,301,693
Non-controlling interest	161	178
Total stockholders’ equity	7,575,591	6,301,871
Total liabilities and stockholders’ equity	$23,452,029	$14,018,429

See accompanying notes to condensed consolidated financial statements.
SMCI | Q3 2026 Form 10-Q | 1

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Net sales (including related party sales of $4,879 and $7,647 in the three months ended March 31, 2026 and 2025, respectively, and $23,940 and $33,799 in the nine months ended March 31, 2026 and 2025, respectively)	$10,243,014	$4,599,913	$27,943,295	$16,215,131
Cost of sales (including related party purchases of $202,840 and $115,519 in the three months ended March 31, 2026 and 2025, respectively, and $549,962 and $491,680 in the nine months ended March 31, 2026 and 2025, respectively)	9,224,334	4,159,695	25,658,675	14,329,311
Gross profit	1,018,680	440,218	2,284,620	1,885,820
Operating expenses:
Research and development	215,659	162,857	569,734	453,329
Sales and marketing	89,510	59,978	210,516	208,400
General and administrative	87,643	70,603	221,948	199,488
Total operating expenses	392,812	293,438	1,002,198	861,217
Income from operations	625,868	146,780	1,282,422	1,024,603
Other income (expense), net	4,147	(32,967)	4,243	(29,558)
Interest income	45,437	14,654	147,835	31,437
Interest expense	(64,483)	(13,402)	(114,772)	(37,291)
Income before income tax provision	610,969	115,065	1,319,728	989,191
Income tax provision	(126,887)	(5,843)	(266,199)	(137,544)
Share of (loss) income from equity investee, net of taxes	(695)	(445)	(1,293)	2,053
Net income	$483,387	$108,777	$1,052,236	$853,700
Net income per common share:
Basic	$0.81	$0.18	$1.76	$1.44
Diluted	$0.72	$0.17	$1.59	$1.37
Weighted-average shares used in the calculation of net income per common share:
Basic	600,205	595,041	597,928	592,349
Diluted	692,189	621,809	673,598	625,272

See accompanying notes to condensed consolidated financial statements.
SMCI | Q3 2026 Form 10-Q | 2

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Net income	$483,387	$108,777	$1,052,236	$853,700
Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain, net of tax	(3)	11	(13)	(43)
Total other comprehensive (loss) income, net of tax	(3)	11	(13)	(43)
Total comprehensive income	$483,384	$108,788	$1,052,223	$853,657

See accompanying notes to condensed consolidated financial statements.
SMCI | Q3 2026 Form 10-Q | 3

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2025	594,136,852	$2,866,449	$705	$3,434,539	$178	$6,301,871
Exercise of stock options	631,240	7,922	—	—	—	7,922
Release of shares of common stock upon vesting of restricted stock units	2,994,432	—	—	—	—	—
Shares withheld for withholding taxes related to settlement of equity awards	(925,181)	(43,642)	—	—	—	(43,642)
Stock-based compensation	—	89,139	—	—	—	89,139
Other comprehensive loss	—	—	(7)	—	—	(7)
Net income (loss)	—	—	—	168,285	(8)	168,277
Balance at September 30, 2025	596,837,343	$2,919,868	$698	$3,602,824	$170	$6,523,560
Exercise of stock options	501,518	5,003	—	—	—	5,003
Release of shares of common stock upon vesting of restricted stock units	2,211,116	—	—	—	—	—
Shares withheld for withholding taxes related to settlement of equity awards	(624,086)	(27,424)	—	—	—	(27,424)
Stock-based compensation	—	90,485	—	—	—	90,485
Other comprehensive loss	—	—	(3)	—	—	(3)
Net income (loss)	—	—	—	400,564	(8)	400,556
Balance at December 31, 2025	598,925,891	$2,987,932	$695	$4,003,388	$162	$6,992,177
Exercise of stock options	497,424	5,422	—	—	—	5,422
Release of shares of common stock upon vesting of restricted stock units	2,911,986	—	—	—	—	—
Shares withheld for withholding taxes related to settlement of equity awards	(957,469)	(31,325)	—	—	—	(31,325)
Stock-based compensation	—	125,934	—	—	—	125,934
Other comprehensive loss	—	—	(3)	—	—	(3)
Net income (loss)	—	—	—	483,387	(1)	483,386
Balance at March 31, 2026	601,377,832	$3,087,963	$692	$4,486,775	$161	$7,575,591

SMCI | Q3 2026 Form 10-Q | 4

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - (Continued)
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

See accompanying notes to condensed consolidated financial statements.
SMCI | Q3 2026 Form 10-Q | 5

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended March 31,
	2026	2025
OPERATING ACTIVITIES:
Net income	$1,052,236	$853,700
Reconciliation of net income to net cash (used in) provided by operating activities:
Depreciation and amortization	38,959	29,467
Amortization of right-of-use (“ROU”) assets	26,997	10,241
Amortization of debt discount and issuance costs	17,162	6,367
Inventory valuation adjustment write-down	239,255	159,050
Stock-based compensation expense	305,558	230,840
Impairment loss	13,747	—
Share of loss (income) from equity investee	1,293	(2,053)
Unrealized foreign currency exchange (gain) loss	(4,428)	2,742
Loss on extinguishment of convertible notes	—	30,251
Deferred income taxes, net	(30,920)	(134,401)
Other non-cash income, net	(8,302)	(790)
Changes in operating assets and liabilities:
Accounts receivable, net (including changes in related party balances of $(240) and $5,878 during the nine months ended March 31, 2026 and 2025, respectively)	(6,209,831)	94,782
Inventories	(6,669,560)	298,847
Prepaid expenses and other assets (including changes in related party balances of $(15,028) and $(2,782) during the nine months ended March 31, 2026 and 2025, respectively)	(381,738)	(284,356)
Accounts payable (including changes in related party balances of $4,300 and $(49,991) during the nine months ended March 31, 2026 and 2025, respectively)	2,406,930	(811,690)
Accrued liabilities (including changes in related party balances of $286 and $571 during the nine months ended March 31, 2026 and 2025, respectively)	232,916	52,714
Income taxes payable	(11,576)	5,365
Deferred revenue	1,404,262	249,421
Other long-term liabilities (including changes in related party balances of $(114) and $729 during the nine months ended March 31, 2026 and 2025, respectively)	20,193	5,414
Net cash (used in) provided by operating activities	(7,556,847)	795,911
INVESTING ACTIVITIES:
Purchases of property, plant, and equipment (including payments to related parties of $9,366 and $10,508 during the nine months ended March 31, 2026 and 2025, respectively)	(133,769)	(104,536)
Investment in equity securities	(42,000)	—
Net cash used in investing activities	(175,769)	(104,536)
FINANCING ACTIVITIES:
Proceeds from lines of credit and term loans	4,235,265	1,357,991
Repayment of lines of credit and term loans	(225,068)	(1,731,366)
Payment of debt issuance costs	(23,483)	—
Proceeds from exercise of stock options	18,347	14,452
Payment for withholding taxes related to settlement of equity awards	(102,391)	(118,960)
Debt issuance costs in connection with amended 2029 Convertibles Notes	—	(31,217)
Proceeds from issuance of 2028 Convertible Notes, net of issuance costs of $16,304	—	683,696
Proceeds related to Receivables Purchase Agreement, net	4,191	—
Other	(26)	22
Net cash provided by financing activities	3,906,835	174,618
SMCI | Q3 2026 Form 10-Q | 6

	Nine Months Ended March 31,
	2026	2025
Effect of exchange rate fluctuations on cash	(6,554)	826
Net (decrease) increase in cash, cash equivalents and restricted cash	(3,832,335)	866,819
Cash, cash equivalents and restricted cash at the beginning of the period	5,172,301	1,670,273
Cash, cash equivalents and restricted cash at the end of the period	$1,339,966	$2,537,092

Supplemental disclosure of cash flow information:
Cash paid for interest	$81,293	$24,046
Cash paid for taxes, net of refunds	$270,394	$270,392

Non-cash investing and financing activities:
Unpaid property, plant and equipment purchases (including due to related parties of $2,591 and $7,111 as of March 31, 2026 and 2025, respectively)	$16,778	$18,283
ROU assets obtained in exchange for operating lease commitments	$94,907	$128,617
Transfer of inventory to property, plant and equipment	$7,304	$4,889

See accompanying notes to condensed consolidated financial statements.
SMCI | Q3 2026 Form 10-Q | 7

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

Product sales. We recognize revenue from sales of products as control is transferred to customers, which generally happens at the point of shipment or upon delivery, unless customer acceptance is required. Determining the point in time that control transfers to the customer requires judgment. Products sold by us are shipped from our facilities or drop shipped from our vendors. We may use distributors or channel partners to sell products to end customers. Revenue from distributors is recognized when the distributor obtains control of the product, which generally happens at the point of shipment or upon delivery.

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

SMCI | Q3 2026 Form 10-Q | 8

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

SMCI | Q3 2026 Form 10-Q | 9

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

Significant customer information is as follows:

	March 31, 2026	June 30, 2025
Percentage of accounts receivable:
Customer A	32.2%	*
Customer B	16.8%	33.4%
Customer C	13.2%	13.6%
Customer D	12.9%	*

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

SMCI | Q3 2026 Form 10-Q | 10

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

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications did not result in net changes to condensed consolidated balance sheets, statements of operations, or statements of cash flows.

SMCI | Q3 2026 Form 10-Q | 11

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

Additionally, the CODM reviews significant segment expenses including the inventory valuation adjustment write-downs, recorded to cost of sales, which is separately disclosed in Note 6, “Balance Sheet Components”, and stock-based compensation, which is separately disclosed in Note 12, “Stock-based Compensation and Stockholders’ Equity” in the notes to the condensed consolidated financial statements.

The measure of segment assets is reported on the condensed consolidated balance sheets as total consolidated assets. The accounting policies of our consolidated segment are the same as those described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

Disaggregation of Revenue

Total revenue recognized from all services and software for the three months ended March 31, 2026 and 2025 was $140.5 million and $71.8 million, respectively. Of this, revenue related to services recognized on an over time basis during the contract term was $104.4 million and $57.2 million for the three months ended March 31, 2026 and 2025, respectively.

Total revenue recognized from all service and software for the nine months ended March 31, 2026 and 2025 was $368.5 million and $244.5 million, respectively. Of this, revenue related to services recognized on an over time basis during the contract term was $280.4 million and $161.8 million for the nine months ended March 31, 2026 and 2025, respectively.

International net sales are based on the country to which the products were shipped. The following is a summary of net sales by geographic region (in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2026	% of Total	2025	% of Total	2026	% of Total	2025	% of Total
United States	$7,033,882	68.7%	$2,768,181	60.2%	$19,797,305	70.8%	$10,856,490	67.0%
Other (1)	3,209,132	31.3%	1,831,732	39.8%	8,145,990	29.2%	5,358,641	33.0%
Total	$10,243,014	100.0%	$4,599,913	100.0%	$27,943,295	100.0%	$16,215,131	100.0%

(1) all other countries were individually less than 10%.

SMCI | Q3 2026 Form 10-Q | 12

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Concentration of Customer Risk

Significant customer information is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Percentage of total net sales:
Customer A	27.0%	*	38.5%	15.1%
Customer B	*	22.5%	*	23.5%
Customer C	*	14.1%	*	*
Customer D	10.3%	*	*	13.5%

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

Contract liabilities consist of deferred revenue and relate to amounts invoiced to or advance consideration received from customers, which precede our satisfaction of the associated performance obligations. Our deferred revenue primarily results from customer payments received upfront for extended warranties and on-site services because these performance obligations are satisfied over time. Additionally, at times, deferred revenue may fluctuate due to the timing of non-refundable advance consideration received from non-cancelable contracts relating to the sale of future products. Revenue recognized during the three and nine months ended March 31, 2026, which was included in the opening deferred revenue balance as of June 30, 2025 of $731.4 million, was $57.0 million and $302.8 million, respectively. Revenue recognized during the three and nine months ended March 31, 2025, which was included in the opening deferred revenue balance as of June 30, 2024 of $416.4 million, was $38.5 million and $154.0 million, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

Remaining performance obligations represent in aggregate the amount of transaction price that has been allocated to performance obligations not delivered, or only partially delivered, as of the end of the reporting period. We apply the exemption to not disclose information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less. The remaining performance obligations excluded from this disclosure primarily relate to short-term backlog contracts expected to be fulfilled within one year, including on-site services, integration services, extended warranty services, and for product where control has not been transferred. The value of the transaction price allocated to the remaining performance obligations as of March 31, 2026 was approximately $2,135.6 million. We expect to recognize approximately 69% of such value in the next 12 months, and the remainder thereafter.

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
SMCI | Q3 2026 Form 10-Q | 13

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

The following table sets forth our financial instruments as of March 31, 2026 and June 30, 2025, which are measured at fair value on a recurring basis by level within the fair value hierarchy. These are classified based on the lowest level of input that is significant to the fair value measurement (in thousands):

	As of March 31, 2026				As of June 30, 2025
	Level 1	Level 2	Level 3	Asset at Fair Value	Level 1	Level 2	Level 3	Asset at Fair Value
Assets
Money market funds (1)	$19	$—	$—	$19	$44	$—	$—	$44
Certificates of deposit	—	47,494	—	47,494	—	519	—	519
Marketable equity security	14,709	—	—	14,709	6,239	—	—	6,239
Available-for-Sale Investment:
Auction rate security (2)	—	—	—	—	—	—	1,750	1,750
Total assets	$14,728	$47,494	$—	$62,222	$6,283	$519	$1,750	$8,552

(1) All of the money market funds are included in cash and cash equivalents in the condensed consolidated balance sheets as of March 31, 2026 and June 30, 2025, respectively.
(2) The fair value of our auction rate security was immaterial as of March 31, 2026.

The investment in marketable equity security is carried at fair value using values available on a public exchange, is based on a Level 1 input, and is recorded in prepaid expenses and other current assets in the condensed consolidated balance sheets. The unrealized gains and losses of the investment are included in other income (expense), net in our condensed consolidated statements of operations. For the three and nine months ended March 31, 2026, an unrealized loss of $0.5 million and an unrealized gain of $8.5 million, respectively, were recorded in other income (expense), net in the condensed consolidated statements of operations. For the three and nine months ended March 31, 2025, an unrealized loss of $1.3 million and an unrealized loss of $0.2 million, respectively, were recorded in other income (expense), net in the condensed consolidated statements of operations.

On a quarterly basis, we also evaluate the current expected credit loss by considering factors such as historical experience, market data, issuer-specific factors, current economic conditions, and reasonable economic forecasts that affect collectability. For the three and nine months ended March 31, 2026 and 2025, the credit losses related to our investments were not material.

There were no transfers between Level 1, Level 2, or Level 3 financial instruments during the three and nine months ended March 31, 2026 and 2025.

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

SMCI | Q3 2026 Form 10-Q | 14

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
As of March 31, 2026 and June 30, 2025, our total lines of credit and term loans of $4,113.7 million and $112.5 million, respectively, are reported at amortized cost. The carrying value of our outstanding lines of credit and term loans approximates fair value because the borrowings primarily bear interest at variable rates based on current market rates or have short-term maturities. These fair value measurements are classified within Level 2 of the fair value hierarchy based on observable market inputs.

The estimated fair values as of March 31, 2026 of the 2029 Convertible Notes, the 2028 Convertible Notes, and the 2030 Convertible Notes were $1,381.7 million, $601.9 million, and $1,684.3 million, respectively. The estimated fair values as of June 30, 2025 of the 2029 Convertible Notes, the 2028 Convertible Notes, and the 2030 Convertible Notes were $1,801.9 million, $818.5 million, and $2,576.6 million. The estimated fair values of the 2029 Convertible Notes, the 2028 Convertible Notes, and the 2030 Convertible Notes was determined based on level 2 inputs of quoted market prices.

Note 4. Non-marketable Equity Securities

Our non-marketable equity securities, included in other assets in the condensed consolidated balance sheets, consist of investments in privately held companies without readily determinable fair values. The following table shows our non-marketable equity securities that were measured using the measurement alternative and equity method (in thousands):

	March 31, 2026	June 30, 2025
Non-marketable equity securities:
Opening gross investment balance (as of July 1, 2025 and July 1, 2024)	$122,217	$66,217
Investments made during the period	42,000	56,000
Cumulative impairment adjustments	(23,600)	(11,600)
Total carrying value - before the adjustments under equity method	140,617	110,617
Securities under equity method - cumulative adjustment	(1,027)	—
Total carrying value (as of March 31, 2026 and June 30, 2025)	$139,590	$110,617

Our non-marketable equity securities include $92.5 million invested in an unrelated party (the “Sub-licensee”) to which we have subleased the entire space in Vernon, California. The Sub-licensee does not meet the criteria of a related party. Additionally, the Sub-licensee has been a customer of ours, and we concluded that equity investment agreements and sub-licensing agreements are separate from revenue contracts as all transactions have been recorded at the respective fair values. Please refer to Note 10, “Leases” for further discussion.

During the nine months ended March 31, 2026, we recognized an impairment loss of $12.0 million. No impairment loss was recorded during the three months ended March 31, 2026.

SMCI | Q3 2026 Form 10-Q | 15

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 5. Net Income per Common Share

The following table shows the computation of basic and diluted net income per common share for the three and nine months ended March 31, 2026 and 2025 (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Numerator:
Net income - basic	$483,387	$108,777	$1,052,236	$853,700
Convertible notes interest charge, net of tax	17,888	—	16,472	1,777
Net income - diluted	$501,275	$108,777	$1,068,708	$855,477

Denominator:
Weighted-average shares outstanding - basic	600,205	595,041	597,928	592,349
Effect of dilutive convertible notes	73,803	—	53,130	1,673
Effect of dilutive securities	18,181	26,768	22,540	31,250
Weighted-average shares outstanding - diluted	692,189	621,809	673,598	625,272

Net income per common share - basic	$0.81	$0.18	$1.76	$1.44
Net income per common share - diluted	$0.72	$0.17	$1.59	$1.37

Anti-dilutive shares excluded from diluted net income per share:
Stock-based awards	28,653	16,245	20,203	9,278
Convertible notes	—	32,138	20,673	20,673

Note 6. Balance Sheet Components

The following tables provide details of the selected balance sheet items (in thousands):

Cash, Cash Equivalents, and Restricted Cash

	March 31, 2026	June 30, 2025
Cash and cash equivalents	$1,290,324	$5,169,911
Restricted cash included in prepaid expenses and other current assets and other assets	49,642	2,390
Total cash, cash equivalents and restricted cash	$1,339,966	$5,172,301

Inventories

	March 31, 2026	June 30, 2025
Finished goods	$8,154,074	$3,465,352
Work in process	1,991,524	674,613
Purchased parts and raw materials	957,778	540,410
Total inventories	$11,103,376	$4,680,375

SMCI | Q3 2026 Form 10-Q | 16

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
During the three months ended March 31, 2026 and 2025, we recorded write down adjustments for excess and obsolete inventory and lower of cost and net realizable value adjustments to cost of sales totaling $70.2 million and $125.1 million, respectively, and recorded adjustments totaling $239.3 million and $159.0 million, respectively, during the nine months ended March 31, 2026 and 2025.

Property, Plant, and Equipment, net

	March 31, 2026	June 30, 2025
Land	$193,417	$162,848
Buildings	186,860	182,466
Machinery and equipment	141,458	111,331
Building and leasehold improvements	136,018	121,665
Construction in progress	55,705	1,038
Furniture and fixtures	42,607	36,268
Software	7,419	7,117
Property, plant, and equipment, gross	763,484	622,733
Accumulated depreciation and amortization	(155,825)	(118,245)
Property, plant, and equipment, net	$607,659	$504,488

Depreciation expense for the three months ended March 31, 2026 and 2025 was $13.5 million and $10.9 million, respectively, and for the nine months ended March 31, 2026 and 2025 was $38.4 million and $29.4 million, respectively.

Other Assets

	March 31, 2026	June 30, 2025
Operating lease ROU asset	$361,437	$293,692
Long-term investments	139,593	112,367
Tariff receivable*	64,539	—
Non-current accounts receivable	23,194	166,405
Deferred service costs, non-current	11,164	10,713
Deposits	3,896	4,980
Restricted cash, non-current	2,642	2,390
Other	36,904	14,324
Total other assets	$643,369	$604,871

*Represents receivables related to the Company’s claims under Section 232 of the Trade Expansion Act of 1962. Refer to Note 14 for additional disclosures related to the Supreme Court decision related to tariff under the International Emergency Economic Powers Act (IEEPA).
SMCI | Q3 2026 Form 10-Q | 17

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Accrued Liabilities

	March 31, 2026	June 30, 2025
Customer deposits	$203,570	$260,131
Customer-related liabilities	139,084	32,858
Accrued payroll and related expenses	122,983	82,156
Import tax and tariff liabilities	56,323	20,883
Accrued cooperative marketing expenses	51,939	26,775
Input tax payable	45,493	39,161
Accrued interest - lines of credit and term loans	35,606	146
Accrued withholding tax	38,653	6
Operating lease liability	32,703	21,189
Accrued warranty costs	15,363	9,753
Accrued professional fees	11,694	8,098
Accrued interest - convertible notes	8,356	27,701
Other	68,240	36,780
Total accrued liabilities	$830,007	$565,637

Product Warranties

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Balance, beginning of the period	$23,012	$18,288	$16,954	$17,815
Provision for warranty	17,043	25,253	88,258	53,949
Costs utilized	(16,895)	(24,277)	(82,430)	(51,131)
Change in estimated liability for pre-existing warranties	607	(337)	985	(1,706)
Balance, end of the period	$23,767	$18,927	$23,767	$18,927
Current portion	$15,363	$10,740	$15,363	$10,740
Non-current portion	$8,404	$8,187	$8,404	$8,187

The portion of the accrued warranty costs expected to be incurred within the next 12 months is included within accrued liabilities, while the remaining balance is included within other long-term liabilities on the condensed consolidated balance sheets.

Note 7. Receivables Purchase Agreement

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

SMCI | Q3 2026 Form 10-Q | 18

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Pursuant to the Receivables Purchase Agreement, we may, subject to the terms and conditions set out therein, sell certain of our accounts receivable and related rights to the Purchasers (the “Purchased Receivables”). The Receivables Purchase Agreement provides for an uncommitted facility with an initial aggregate facility limit of $1,790.0 million. The Purchasers may elect in their sole direction to purchase eligible accounts receivable offered by us under the Receivables Purchase Agreement at the applicable purchase discount. The purchase price for any Purchased Receivable will be the net invoice amount of the Purchased Receivable, minus the applicable discount, which is set at Term Secured Overnight Financing Rate (“SOFR”) (as defined in the Receivables Purchase Agreement) plus a specified discount assigned to each account debtor in the range of 1.15% - 2.80%, and calculated on the basis of a specified discount period. In the event the purchase of such Purchased Receivables is not characterized as a sale, we will be deemed to have granted a security interest in such Purchased Receivables and the proceeds thereof in favor of the Purchasers.

Trade receivables sold and discount on trade receivables sold under this program were as follows (in thousands):

	Three Months Ended March 31,	Nine Months Ended March 31,
	2026	2026
Trade receivables sold	$831,674	$831,674
Discount on trade receivables (1)	$5,737	$5,737

(1) Included in general and administrative expenses in the condensed consolidated statements of operations.

Trade receivables sold under the Receivables Purchase Agreement and subject to servicing by us that remained outstanding and uncollected, and collected as of March 31, 2026, are as follows (in thousands):

March 31, 2026
Outstanding and uncollected	$123,628
Outstanding and collected (1)	$4,191

(1) Amount collected but not yet remitted to purchasers as of March 31, 2026 is classified in accrued liabilities on the condensed consolidated balance sheet.
SMCI | Q3 2026 Form 10-Q | 19

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 8. Lines of Credit, Revolving Credit Facilities, and Term Loans

Short-term and long-term loan obligations with respect to lines of credit and term loans as of March 31, 2026 and June 30, 2025 consisted of the following (in thousands):

	March 31,	June 30,
	2026	2025
Lines of credit:
CTBC Credit Lines	$181,305	$—
Chang Hwa Bank Credit Lines	25,005	—
E.SUN Bank Credit Lines	50,000	30,000
Mega Bank Credit Lines	30,000	—
First Bank Credit Lines	19,935	—
JP Morgan Revolving Credit Facility	2,000,000	—
CTBC Revolving Credit Facilities	1,762,970	—
Total lines of credit	4,069,215	30,000

Term loan facilities:
Chang Hwa Bank Credit Facility due October 15, 2026	4,562	11,399
CTBC Term Loan Facility, due June 4, 2030	22,343	28,822
CTBC Term Loan Facility, due August 15, 2026	603	1,846
E.SUN Bank Term Loan Facility, due September 15, 2026	5,005	13,678
E.SUN Bank Term Loan Facility, due August 15, 2027	5,760	9,632
Mega Bank Term Loan Facility, due October 3, 2026	6,256	17,098
Total term loans	44,529	82,475
Total lines of credit and term loans	$4,113,744	$112,475
Lines of credit and term loans, current	$2,095,069	$75,060
Lines of credit and term loans, non-current	$2,018,675	$37,415

SMCI | Q3 2026 Form 10-Q | 20

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Activities under Lines of Credit, Revolving Credit Facilities, and Term Loans

Available borrowings and interest rates as of March 31, 2026 and June 30, 2025 consisted of the following (in thousands except for percentages):

	March 31, 2026		June 30, 2025
	Available borrowings	Interest rate	Available borrowings	Interest rate
Lines of credit:
CTBC Credit Lines	$3,695	2.26% - 4.62%	$185,000	2.63% - 5.79%
Chang Hwa Bank Credit Lines	$1,714	1.88% - 4.40%	$30,259	1.88% - 5.16%
E.SUN Bank Credit Lines	$10,000	2.02% - 4.67%	$30,000	2.02% - 5.12%
Mega Bank Credit Lines	$3,744	2.23% - 4.48%	$50,000	1.90% - 5.26%
First Bank Credit Lines	$65	2.03% - 4.49%	$—	n/a
JP Morgan Revolving Credit Facility	$—	3.67% - 3.67%	$—	n/a
CTBC Revolving Credit Facilities	$—	2.86% - 5.11%	$—	n/a

Term loan facilities:
Chang Hwa Bank Credit Facility due October 15, 2026	$—	2.08%	$—	2.08%
CTBC Term Loan Facility, due June 4, 2030	$—	1.33% - 1.83%	$—	1.33% - 1.83%
CTBC Term Loan Facility, due August 15, 2026	$—	2.03%	$—	1.53% - 2.03%
E.SUN Bank Term Loan Facility, due September 15, 2026	$—	2.22%	$—	2.22%
E.SUN Bank Term Loan Facility, due August 15, 2027	$—	2.22%	$—	1.92%
Mega Bank Term Loan Facility, due October 3, 2026	$—	2.02%	$—	2.02%
See Note 7, “Lines of Credit and Term Loans” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 for a more complete description of our credit facilities.

Principal payments on lines of credit and term loans are due as follows (in thousands):

Fiscal Year:	Principal Payments
Remainder of 2026	$291,545
2027	1,805,882
2028	6,039
2029	5,362
2030	4,916
2031 and thereafter	2,000,000
Total lines of credit and term loans	$4,113,744

As of March 31, 2026, we were in compliance with all the covenants for the lines of credit and term loans on our condensed consolidated balance sheets.

SMCI | Q3 2026 Form 10-Q | 21

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
We entered into new agreements, or extensions of previous agreements, during the nine months ended March 31, 2026, with the following terms:

CTBC Bank Credit Lines

2025 CTBC Facility Letter

On February 13, 2026, our Taiwan subsidiary received a facility extension letter to extend the maturity date, originally set to expire on February 28, 2026, to March 31, 2027.

As of March 31, 2026, the outstanding borrowings under the 2025 CTBC Bank Credit Lines was $181.3 million.

Mega Bank

Mega Bank Credit Facilities

On February 4, 2026, our Taiwan subsidiary renewed the facility from Mega Bank. The renewed facility continues to provide up to $50.0 million including sub-item of NTD 600.0 million in total credit capacity. The maturity date is January 8, 2027.

As of March 31, 2026, the outstanding borrowings under this facility was $30.0 million.

First Bank

On July 18, 2025, our Taiwan subsidiary renewed the Credit Agreement and the Foreign Currency Agreement with First Commercial Bank Co., Ltd. (“First Bank”). The credit lines are $20.0 million, including a sub-item credit limit of NTD 600.0 million designed for short-term working capital loans. Subsequently on February 26, 2026, we renewed the Credit Agreement and the new maturity date is March 9, 2027.

As of March 31, 2026, the outstanding borrowings under the First Bank credit line was $19.9 million.

JP Morgan Revolving Credit Facility

On December 29, 2025, we entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., (“JP Morgan”) as administrative agent and collateral agent, and a syndicate of lenders, which provides for a revolving credit facility of up to $2,000.0 million (the “Revolving Credit Facility”), including a $200.0 million letter of credit sub-limit and a $150.0 million same-day borrowing sub-limit, with an option to increase total commitments by up to $1,000.0 million subject to certain conditions. Borrowings under the Revolving Credit Facility may be used for working capital and other general corporate purposes. The upfront fees totaling $9.8 million incurred in connection with the credit agreement were capitalized as deferred cost and recorded as a non-current asset included within other assets on the condensed consolidated balance sheet as of issuance of the credit facility. These deferred financing costs are being amortized to interest expense over the term of the Revolving Credit Facility and not material.

As of March 31, 2026, we had $2,000.0 million outstanding under the Revolving Credit Facility.

SMCI | Q3 2026 Form 10-Q | 22

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

CTBC Revolving Credit Facilities

On January 21, 2026, we entered into a facilities agreement (the “Credit Agreement”) with a group of lenders led by CTBC Bank Co., Ltd., along with Credit Agricole Corporate and Investment Bank, Taipei Branch and E.Sun Commercial Bank, Ltd. as mandated lead arrangers and bookrunners (with CTBC Bank Co., Ltd. also acting as administrative agent under the Credit Agreement). The agreement provides for two revolving credit facilities totaling $710.0 million (the “CTBC Revolving Credit Facilities”), comprised of Facility A1 ($350.0 million) and Facility A2 ($360.0 million), with an option to increase total commitments to up to $2,000.0 million, subject to certain conditions. On January 30, 2026, we entered into an increased facilities letter under the Credit Agreement, providing for additional revolving credit facilities in an aggregate amount of $1,055.0 million. As a result, the total lender commitments under the Credit Agreement increased to $1,765.0 million.

The proceeds of the CTBC Revolving Credit Facilities may be applied to procure certain components and/or raw materials, subject to specified invoice and purchase order documentation and related timing requirements. We may request loans under the CTBC Revolving Credit Facilities at any time until and including the date falling one month prior to the maturity date. We intend to use the proceeds under the Credit Agreement for general corporate purposes, including to fund working capital for growth and business expansion, subject to the foregoing conditions.

Borrowings under Facility A1 denominated in USD accrue interest at the US dollar offered rate of the Taipei Forex Trading Center (“TAIFX3”) (subject to a zero floor) plus a margin of 1.0% per annum, and borrowings under Facility A2 denominated in USD accrue interest at Term SOFR (subject to a zero floor) plus a margin of 1.2% per annum. Borrowings under Facility A1 and Facility A2 denominated in NTD accrue interest at the Taipei Interbank Offered Rate (“TAIBOR”) (subject to a zero floor) plus a margin of 1.0% per annum; provided that the interest rate applicable to any loan denominated in NTD will never be less than 1.7%. We pay a commitment fee on unused and available commitments under the CTBC Revolving Credit Facilities on each day of the availability period that the daily average utilization amount of the CTBC Revolving Credit Facilities is less than 50% of total commitments at a rate of 0.15% per annum, payable quarterly in arrears. A 0.10% fee is payable if the maturity of the CTBC Revolving Credit Facilities is extended. Each prepayment of a loan under the CTBC Revolving Credit Facilities on a date other than the last day of the applicable interest period and any cancellation of commitments under the CTBC Revolving Credit Facilities is subject to a fee of 0.15% of the relevant prepaid amount and/or cancelled amount.

SMCI | Q3 2026 Form 10-Q | 23

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The CTBC Revolving Credit Facilities mature on the first anniversary of the date of initial utilization; if no utilization is made within six months following the signing date of the Credit Agreement, the date of initial utilization will be deemed to be the first day following the completion of such six-month period. We may extend the maturity of the CTBC Revolving Credit Facilities on no more than two occasions, in each case by an additional year. The Credit Agreement is governed by the laws of Taiwan, and disputes are subject to the non-exclusive jurisdiction of the courts of Taiwan. The upfront fees totaling $13.7 million incurred in connection with the credit agreement were capitalized as deferred cost and recorded as a current asset included within prepaid expenses and other current assets on the condensed consolidated balance sheet as of issuance of the credit facilities. These deferred financing costs are being amortized to interest expense over the term of the Revolving Credit Facility and not material.

As of March 31, 2026, we had $1,763.0 million outstanding under the CTBC Revolving Credit Facilities.

Note 9. Convertible Notes

The following table summarizes our convertible notes as of March 31, 2026:

	Issuance Date	Principal (in millions)	Coupon Interest	Maturity	Conversion price	Carrying Value (in millions)	Effective Interest Rate
2028 Convertible Notes	2/20/2025	$700.0	2.25%	7/15/2028	$61.06	$688.9	2.97%
2029 Convertible Notes	2/27/2024	$1,725.0	3.50%	3/1/2029	$83.44	$1,707.8	3.86%
2030 Convertible Notes	6/23/2025	$2,300.0	0.00%	6/15/2030	$55.20	$2,262.7	0.39%

All notes are senior unsecured obligations ranking equally in right of payment with one another and senior to any future subordinated indebtedness. Each series is convertible, at our election, into cash, shares of our common stock, or a combination thereof, and none were eligible for early conversion as of March 31, 2026.

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

The amendment was accounted for as an extinguishment of the original debt and issuance of new debt under Accounting Standards Codification (“ASC”) 470-50, resulting in a $30.3 million extinguishment loss recorded in other income (expense), net, during the quarter ended March 31, 2025. Debt issuance costs are amortized to interest expense using the effective interest method.

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

As of March 31, 2026 and June 30, 2025, unamortized issuance costs are $17.2 million and $21.3 million, respectively. The interest expense for the three months ended March 31, 2026 and 2025 totaled $16.5 million and $8.2 million, respectively, including $1.4 million and $0.8 million, respectively, from the amortization of debt issuance costs. Interest expense for the nine months ended March 31, 2026 and 2025 totaled $49.4 million and $8.2 million, respectively, including $4.1 million and $0.8 million, respectively, from the amortization of debt issuance costs.

SMCI | Q3 2026 Form 10-Q | 24

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

We accounted for the 2028 Convertible Notes as a single liability measured at amortized cost, as no embedded features required bifurcation as derivatives. As of March 31, 2026 and June 30, 2025, unamortized issuance costs are $11.1 million and $14.6 million, respectively. Interest expense for the three months ended March 31, 2026 and 2025 totaled $5.1 million and $1.8 million, respectively, including $1.2 million and $0.5 million, respectively, from the amortization of debt issuance costs. Interest expense for the nine months ended March 31, 2026 and 2025 totaled $15.3 million and $1.8 million, respectively, including $3.5 million and $0.5 million, respectively, from the amortization of debt issuance costs.

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

SMCI | Q3 2026 Form 10-Q | 25

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

As of March 31, 2026 and June 30, 2025, unamortized issuance costs are $37.3 million and $43.9 million, respectively. Interest expense for the three and nine months ended March 31, 2026 totaled $2.2 million and $6.6 million, respectively, all of which are amortization of debt issuance costs.

We entered into 2030 Capped Call Transactions with certain counterparties to mitigate dilution or cash outflows above principal upon conversion. The capped calls have an initial cap price of $81.78 per share, representing a 100% premium to the $40.89 share price on the issuance date. These instruments are equity-classified under ASC 815-40.

Note 10. Leases

We lease offices, warehouses and other premises, vehicles and certain equipment under non-cancelable operating leases. Operating lease expense recognized and supplemental cash flow information related to operating leases for the three and nine months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Operating lease expense (including expense for lease agreements with related parties of $292 and $208 for the three months ended March 31, 2026 and 2025, respectively, and $758 and $538 for the nine months ended March 31, 2026 and 2025, respectively)	$15,098	$5,712	$43,117	$12,685
Cash payments for operating leases (including payments to related parties of $297 and $202 for the three months ended March 31, 2026 and 2025, respectively, and $788 and $508 for the nine months ended March 31, 2026 and 2025, respectively)	$13,663	$5,380	$36,012	$11,959
New operating lease assets obtained in exchange for operating lease liabilities	$834	$110,145	$94,907	$128,617

During the three and nine months ended March 31, 2026 and 2025, our costs related to short-term lease arrangements were immaterial. Variable lease payments expensed in the three and nine months ended March 31, 2026 and 2025 were immaterial.

SMCI | Q3 2026 Form 10-Q | 26

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
ROU assets and lease liabilities are recorded in the condensed consolidated balance sheets as follows (in thousands):

	March 31, 2026	June 30, 2025
Other assets	$361,437	$293,692

Accrued liabilities	$32,703	$21,189
Other long-term liabilities	345,352	280,368
Total lease liabilities	$378,055	$301,557

Weighted average remaining lease term	8.6 years	9.1 years
Weighted average discount rate (1)	5.8%	5.8%

(1) As the interest rate in the lease contract is typically not readily available, we estimate the incremental borrowing rate considering credit notching approach based on information available at lease commencement.

In June 2024, we entered into a lease agreement for a 21 megawatt (“MW”) data center co-location space located in Vernon, California (the “Data Center Space”) that will expire on September 30, 2035. We do not have an option to extend (or to terminate) the lease. The lease agreement consists of three tranches, with the first tranche of 6 MW having commenced on January 24, 2025, the second tranche of 9 MW commenced on May 12, 2025, and the third tranche of 6 MW commenced on August 15, 2025. As of March 31, 2026, the ROU assets and lease liabilities related to all three tranches totaled $284.0 million and $294.9 million, respectively. Variable lease payments not dependent on a rate or index associated with our leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed as probable. Variable lease payments are presented as operating expenses in the condensed consolidated statements of operations.

Simultaneously, we entered into a Sublicense agreement, the term of which coincides with our Data Center Space lease. We accounted for the lease as an operating lease and the Sublicense as a sublease under Accounting Standards Codification Topic 842, Leases. The Sublicense did not relieve our original obligation under the Data Center Space lease, and therefore we did not adjust the operating lease ROU asset and related liability. Sublicense income is recognized on a straight-line basis and the rental income is included in other income (expense), net on the condensed consolidated statements of operations.

Rental income is included in other income (expense), net on the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Sublease income	$10,524	$1,300	$29,181	$1,300

SMCI | Q3 2026 Form 10-Q | 27

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
As of March 31, 2026, the future total minimum Sublicense receipts expected to be received are as follows (in thousands):

Fiscal Year:	Future minimum Sublicense receipts
Remainder of 2026	$9,492
2027	38,348
2028	39,499
2029	40,684
2030	41,904
2031 and beyond	241,533
Total Sublicense receipts - Lessor	$411,460

Maturities of operating lease liabilities under non-cancelable operating lease arrangements as of March 31, 2026 are as follows (in thousands):

Fiscal Year:	Maturities of operating leases
Remainder of 2026	$14,123
2027	55,980
2028	55,498
2029	55,890
2030	57,437
2031 and beyond	251,685
Total future lease payments	490,613
Less: Imputed interest	(112,558)
Present value of operating lease liabilities	$378,055
Current portion	$32,703
Long-term portion	$345,352

Related party leases

We have entered into lease agreements with related parties. See Note 11, “Related Party Transactions” for further discussion.

Note 11. Related Party Transactions

We have a variety of business relationships with Ablecom Technology Inc (“Ablecom”) and Compuware Technology Inc (“Compuware”), both of which are Taiwan-based corporations. Ablecom is a major contract manufacturer for us and its Chief Executive Officer, Steve Liang, is the brother of Charles Liang, our President, Chief Executive Officer and Chairman of the Board. As of March 31, 2026, Steve Liang and his family members owned approximately 35.0% of Ablecom’s stock. Charles Liang and his spouse, Sara Liu, who is also an officer and director for us, collectively owned approximately 10.5% of Ablecom’s capital stock as of March 31, 2026. Bill Liang, a brother of both Charles Liang and Steve Liang, is a member of the board of directors of Ablecom. Bill Liang is also the Chief Executive Officer of Compuware, Chairman of Compuware’s board of directors and a holder of equity interest in Compuware. Steve Liang is also a member of Compuware’s board of directors and is an equity holder of Compuware. Compuware is also a major contract manufacturer for us and a distributor of our products in limited geographic regions. Neither Charles Liang nor Sara Liu own any capital stock of Compuware.

SMCI | Q3 2026 Form 10-Q | 28

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
In October 2018, our Chief Executive Officer, Charles Liang, personally borrowed approximately $12.9 million from Chien-Tsun Chang, the spouse of Steve Liang. The loan was unsecured, had no maturity date and bore interest at 0.80% per month for the first six months, increased to 0.85% per month through February 28, 2020, and reduced to 0.25% effective March 1, 2020. The loan was originally made at Mr. Liang's request to provide funds to repay margin loans to two financial institutions, which loans had been secured by shares of our common stock that he held. The lenders called the loans in October 2018, following the suspension of our common stock from trading on Nasdaq in August 2018 and the decline in the market price of our common stock in October 2018. As of March 31, 2026 and June 30, 2025, the amount due on the unsecured loan (including principal and accrued interest) was $0.0 million and approximately $16.8 million, respectively. On October 9, 2025, the outstanding loan principal and accrued interest through October 8, 2025, totaling $16.9 million was repaid in full.

Dealings with Ablecom

We have entered into a series of agreements with Ablecom, including, but not limited to, multiple product development, production and service agreements, credit agreements, product manufacturing agreements, manufacturing services agreements and lease agreements for warehouse space.

Under these agreements, we outsource to Ablecom a portion of our design activities and a significant part of our server chassis manufacturing as well as an immaterial portion of other components. Ablecom manufactured approximately 94.0% and 95.0% of the chassis purchased by us during the three months ended March 31, 2026 and 2025, respectively, and 95.5% and 95.2% of the chassis purchased by us during the nine months ended March 31, 2026 and 2025, respectively. With respect to design activities, Ablecom generally agrees to design certain agreed-upon products according to our specifications, and further agrees to build the tools needed to manufacture the products. We pay Ablecom for the design and engineering services, and further agree to pay Ablecom for the tooling. We retain full ownership of any intellectual property resulting from the design of these products and tooling.

During the third quarter ended March 31, 2026, we entered into an arrangement for Ablecom to resell certain products, to an end customer in Japan. The transaction was entered into in the ordinary course of business, and the related terms and conditions were consistent with those negotiated with other third-party resellers for similar transactions.

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

Our exposure to financial loss as a result of our involvement with Ablecom is limited to potential losses on our purchase orders in the event of an unforeseen decline in the market price and/or demand of our products such that we incur a loss on the sale or cannot sell the products. Non-cancelable purchase orders from us to Ablecom on March 31, 2026 and June 30, 2025 were $49.3 million and $30.6 million, respectively, effectively representing the exposure to financial loss. We do not directly or indirectly guarantee any obligations of Ablecom, or any losses that the equity holders of Ablecom may suffer. Since Ablecom manufactures substantially all the chassis that we incorporate into our products, if Ablecom were to suddenly be unable to manufacture chassis for us, our business could suffer if we are unable to quickly qualify substitute suppliers who can supply high-quality chassis to us in volume and at acceptable prices. We have extended a $10.0 million trade credit line with a net 30 days payment term to Ablecom through a credit agreement that outlines the terms and conditions governing their business dealings.

SMCI | Q3 2026 Form 10-Q | 29

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

Under these agreements, we outsource a portion of our design activities, a significant part of our power supplies manufacturing and an immaterial portion of other components to Compuware. Compuware manufactured approximately 92.4% and 93.7% of the power supplies purchased by us during the three months ended March 31, 2026 and 2025, respectively, and 94.0% and 94.8% of the power supplies purchased by us during the nine months ended March 31, 2026 and 2025, respectively. With respect to design activities, Compuware generally agrees to design certain agreed-upon products according to our specifications and further agree to build the tools needed to manufacture the products. We pay Compuware for the design and engineering services and further agrees to pay Compuware for the tooling. We retain full ownership of any intellectual property resulting from the design of these products and tooling. With respect to the manufacturing aspects of the relationship, Compuware purchases most of the materials needed to manufacture the power supplies from third parties and uses these materials to manufacture the products and then sell those products to us. We and Compuware frequently review and negotiate the prices of the power supplies we purchase from Compuware.
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

Our exposure to financial loss as a result of our involvement with Compuware is limited to potential losses on our purchase orders in the event of an unforeseen decline in the market price and/or demand of our products such that we incur a loss on the sale or cannot sell the products. Non-cancelable purchase orders from us to Compuware on March 31, 2026 and June 30, 2025 were $179.3 million and $118.3 million, respectively, effectively representing the exposure to financial loss. We do not directly or indirectly guarantee any obligations of Compuware, or any losses that the equity holders of Compuware may suffer.
SMCI | Q3 2026 Form 10-Q | 30

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Dealings with Leadtek Research Inc.

In October 2023, Ablecom and Compuware acquired an approximately 30% interest in Leadtek Research Inc. (“Leadtek”), a Taiwan company specializing in providing professional graphics cards and workstation solutions (the “Leadtek Investment”). As of December 31, 2025, this interest came down to approximately 29%. Prior to the Leadtek Investment, none of our related parties had direct or indirect material interests in any transactions in which we were a participant with Leadtek. Commencing with the closing of the Leadtek Investment, Steve Liang and Bill Liang have served as two of the seven members of the Leadtek board of directors. We engaged in transactions whereby we sold servers worth $0.4 million and $0.2 million to Leadtek during the three months ended March 31, 2026 and 2025, respectively, and $1.2 million and $0.5 million to Leadtek during the nine months ended March 31, 2026 and 2025, respectively. We did not purchase any graphic cards from Leadtek during the three months ended March 31, 2026 and 2025, respectively. We purchased graphic cards worth $0.0 million and $0.5 million from Leadtek during the nine months ended March 31, 2026 and 2025, respectively.

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

We sold products worth $4.2 million to the Corporate Venture during the three months ended March 31, 2025, and $8.1 million and $9.0 million to the Corporate Venture during the nine months ended March 31, 2026 and 2025, respectively. Our share of intra-entity profits on the products that remained unsold by the Corporate Venture had been eliminated and reduced the carrying value of our investment in the Corporate Venture due to prior impairment write-off as of December 31, 2025. To the extent that the elimination of intra-entity profits reduces the investment balance below zero, such amounts are recorded within accrued liabilities. We had $0.0 million and less than $0.1 million receivables due from the Corporate Venture in accounts receivable, net as of March 31, 2026 and June 30, 2025, respectively.

SMCI | Q3 2026 Form 10-Q | 31

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Other transactions

For the three months ended March 31, 2026, we had no sales to and immaterial purchases from Green Earth Liang’s Inc. (“Green Earth”), an entity affiliated with our Chief Executive Officer. For the three months ended March 31, 2025, we had no transactions from Green Earth Liang’s Inc. For the nine months ended March 31, 2026, we had no sales to and immaterial purchases from Green Earth Liang’s Inc. For the nine months ended March 31, 2025, we had immaterial expense reimbursement from Green Earth Liang's Inc. As of March 31, 2026 and June 30, 2025, there was no amount due to and from Green Earth.

We had the following balances related to transactions with our related parties as of March 31, 2026 and June 30, 2025 (in thousands):

	Accounts receivable	Other receivables (1)	Other assets	Accounts payable	Accrued liabilities (2)	Other long-term liabilities (3)
Ablecom
As of March 31, 2026	$1	$1,344	$59	$88,323	$689	$251
As of June 30, 2025	$1	$1,059	$—	$55,460	$753	$114
Compuware
As of March 31, 2026	$430	$27,370	$—	$45,729	$641	$243
As of June 30, 2025	$285	$12,686	$—	$74,292	$291	$494
Corporate Venture
As of March 31, 2026	$—	$—	$—	$—	$—	$—
As of June 30, 2025	$30	$—	$—	$—	$—	$—
Leadtek
As of March 31, 2026	$202	$—	$—	$—	$—	$—
As of June 30, 2025	$77	$—	$—	$—	$—	$—
Total
As of March 31, 2026	$633	$28,714	$59	$134,052	$1,330	$494
As of June 30, 2025	$393	$13,745	$—	$129,752	$1,044	$608

(1) Other receivables include receivables from vendors included in prepaid expenses and other current assets.
(2) Includes current portion of operating lease liabilities included in other current liabilities.
(3) Other long-term liabilities include non-current portion of lease liabilities.

SMCI | Q3 2026 Form 10-Q | 32

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Our results from transactions with our related parties for each of the three months ended March 31, 2026 and 2025, are as follows (in thousands):

	Net sales	Cost of sales	Purchase of fixed assets	Research and Development	Sales and marketing
Ablecom
Three months ended March 31, 2026	$315	$126,145	$4,444	$1,754	$—
Three months ended March 31, 2025	$3	$50,147	$7,777	$971	$—
Compuware
Three months ended March 31, 2026	$4,181	$76,695	$6	$445	$1,104
Three months ended March 31, 2025	$3,278	$65,372	$—	$460	$—
Corporate Venture
Three months ended March 31, 2026	$—	$—	$—	$—	$—
Three months ended March 31, 2025	$4,201	$—	$—	$—	$—
Leadtek
Three months ended March 31, 2026	$383	$—	$—	$—	$—
Three months ended March 31, 2025	$165	$—	$—	$—	$—
Green Earth
Three months ended March 31, 2026	$—	$—	$—	$—	$15
Three months ended March 31, 2025	$—	$—	$—	$—	$—
Total
Three months ended March 31, 2026	$4,879	$202,840	$4,450	$2,199	$1,119
Three months ended March 31, 2025	$7,647	$115,519	$7,777	$1,431	$—

Our results from transactions with our related parties for each of the nine months ended March 31, 2026 and 2025, are as follows (in thousands):

	Net sales	Cost of sales	Purchase of fixed assets	Research and Development	Sales and marketing
Ablecom
Nine months ended March 31, 2026	$403	$307,907	$7,923	$4,161	$—
Nine months ended March 31, 2025	$10	$252,426	$14,908	$3,958	$—
Compuware
Nine months ended March 31, 2026	$14,184	$242,055	$155	$1,138	$1,739
Nine months ended March 31, 2025	$24,318	$238,720	$371	$1,120	$—
Corporate Venture*
Nine months ended March 31, 2026	$8,147	$—	$—	$—	$—
Nine months ended March 31, 2025	$8,977	$—	$—	$—	$—
Leadtek
Nine months ended March 31, 2026	$1,206	$—	$—	$—	$—
Nine months ended March 31, 2025	$494	$534	$—	$—	$—
Green Earth
Nine months ended March 31, 2026	$—	$—	$—	$—	$76
Nine months ended March 31, 2025	$—	$—	$—	$—	$(6)
Total
Nine months ended March 31, 2026	$23,940	$549,962	$8,078	$5,299	$1,815
Nine months ended March 31, 2025	$33,799	$491,680	$15,279	$5,078	$(6)

*The divestiture of our 30% interest was completed on December 23, 2025, after which the Corporate Venture ceased to be a related party. Accordingly, this disclosure covers only the six months ended December 31, 2025.
SMCI | Q3 2026 Form 10-Q | 33

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Our cash flow impact from transactions with our related parties for each of the nine months ended March 31, 2026 and 2025, are as follows (in thousands):

	Changes in accounts receivable	Changes in prepaid expenses and other assets	Changes in accounts payable	Changes in accrued liabilities	Changes in other long-term liabilities	Cash payment for property, plant, and equipment	Unpaid property, plant, and equipment
Ablecom
Nine months ended March 31, 2026	$—	$(344)	$32,863	$(64)	$137	$9,217	$2,584
Nine months ended March 31, 2025	$—	$577	$(48,270)	$487	$227	$10,137	$7,111
Compuware
Nine months ended March 31, 2026	$(145)	$(14,684)	$(28,563)	$350	$(251)	$149	$7
Nine months ended March 31, 2025	$48	$(3,359)	$(1,491)	$84	$502	$371	$—
Corporate Venture*
Nine months ended March 31, 2026	$30	$—	$—	$—	$—	$—	$—
Nine months ended March 31, 2025	$4,990	$—	$—	$—	$—	$—	$—
Leadtek
Nine months ended March 31, 2026	$(125)	$—	$—	$—	$—	$—	$—
Nine months ended March 31, 2025	$840	$—	$(230)	$—	$—	$—	$—
Total
Nine months ended March 31, 2026	$(240)	$(15,028)	$4,300	$286	$(114)	$9,366	$2,591
Nine months ended March 31, 2025	$5,878	$(2,782)	$(49,991)	$571	$729	$10,508	$7,111

*The divestiture of our 30% interest was completed on December 23, 2025, after which the Corporate Venture ceased to be a related party. Accordingly, this disclosure covers only the six months ended December 31, 2025.

Note 12. Stock-based Compensation and Stockholders’ Equity

Preferred Stock

We have 10,000,000 shares of undesignated preferred stock, $0.001 par value per share, authorized but not issued with rights and preferences determined by our board of directors at the time of issuance of such shares. As of March 31, 2026 and June 30, 2025, there were no shares of preferred stock issued and outstanding.

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

As of March 31, 2026, we had 7,654,346 authorized shares available for future issuance under the 2020 Plan.

SMCI | Q3 2026 Form 10-Q | 34

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Determining Fair Value

We measure RSUs at the grant-date stock price and stock options using the Black-Scholes model, with inputs for expected term, volatility, zero dividend yield, and U.S. Treasury risk-free rates, amortized over the vesting period.

The weighted-average estimated fair value of employee stock options granted during the three and nine months ended March 31, 2026 was $21.70 and $33.98 per share, respectively, and three and nine months ended March 31, 2025 was $18.97 and $26.03, respectively, using the below assumptions.

The fair value of stock option grants for the three and nine months ended March 31, 2026 and 2025 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Risk-free interest rate	3.92%	4.05% - 4.39%	3.68% - 4.00%	3.82% - 4.39%
Expected term	5.96 years	3.00 years - 5.98 years	3.44 years - 5.96 years	3.00 years - 5.98 years
Dividend yield	—%	—%	—%	—%
Volatility	77.64%	73.06% - 95.28%	76.16% - 92.16%	63.67% - 95.28%

The following table shows total stock-based compensation expense included in the condensed consolidated statements of operations for the three and nine months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Cost of sales	$11,522	$7,060	$25,400	$17,713
Research and development	83,115	54,254	200,090	141,590
Sales and marketing	12,276	9,923	33,700	27,245
General and administrative	19,021	13,467	46,368	44,292
Stock-based compensation expense before taxes	125,934	84,704	305,558	230,840
Income tax impact	(28,713)	(22,433)	(70,373)	(57,442)
Stock-based compensation expense, net	$97,221	$62,271	$235,185	$173,398

During the three and nine months ended March 31, 2026, there was no stock-based compensation expense capitalized to our condensed consolidated balance sheets. During the three and nine months ended March 31, 2025, stock-based compensation expense capitalized to our condensed consolidated balance sheets was $0.2 million and $0.5 million, respectively.

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

SMCI | Q3 2026 Form 10-Q | 35

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The achievement status of the operational and stock price milestones as of March 31, 2026 was as follows:

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

During the three and nine months ended March 31, 2026, we recognized compensation expense related to the 2023 CEO Performance Stock Option of $0.9 million and $2.9 million, respectively. During the three and nine months ended March 31, 2025, we recognized compensation expense related to the 2023 CEO Performance Stock Option of $0.9 million and $12.4 million, respectively. As of March 31, 2026, we had $2.6 million in unrecognized compensation cost related to the 2023 CEO Performance Stock Option. The unrecognized compensation cost as of March 31, 2026 is expected to be recognized over a period of 0.75 years.

The following table summarizes stock option activity (including CEO Performance Stock Options) during the nine months ended March 31, 2026 under all plans:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Balance as of June 30, 2025	34,848,133	$22.47	$—	—	$—
Granted	3,178,597	$49.37	$33.98	—	$—
Exercised	(1,630,182)	$8.17	$—	—	$—
Forfeited/Cancelled	(975,634)	$37.45	$—	—	$—
Balance as of March 31, 2026	35,420,914	$25.13	$—	6.49	$322,574
Options exercisable at March 31, 2026	24,885,340	$17.48	$—	5.63	$309,416

SMCI | Q3 2026 Form 10-Q | 36

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The total pretax intrinsic value of options exercised during the three and nine months ended March 31, 2026 was $10.8 million and $50.5 million, respectively. The total pretax intrinsic value of options exercised during the three and nine months ended March 31, 2025 was $46.8 million and $162.6 million, respectively.

As of March 31, 2026, $237.2 million of unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.59 years.

RSU Activity

The following table summarizes RSU activity during the nine months ended March 31, 2026 under all plans:

	Time-Based RSUs Outstanding	Weighted Average Grant-Date Fair Value per Share
Balance as of June 30, 2025	20,428,647	$34.22
Granted	8,120,018	$45.07
Released	(8,117,534)	$28.50
Forfeited	(1,402,029)	$40.15
Balance as of March 31, 2026	19,029,102	$40.85

As of March 31, 2026, $689.4 million of unrecognized compensation cost related to unvested RSUs is expected to be recognized over a weighted-average period of 2.48 years.

Note 13. Income Taxes

We recorded a provision for income taxes of $126.9 million and $266.2 million for the three and nine months ended March 31, 2026, respectively, and provision of $5.8 million and $137.5 million for the three and nine months ended March 31, 2025, respectively. The effective tax rate was 20.8% and 20.2% for the three and nine months ended March 31, 2026, respectively, and 5.1% and 13.9% for the three and nine months ended March 31, 2025, respectively. The effective tax rates for the three and nine months ended March 31, 2026, were higher than that for the three and nine months ended March 31, 2025, primarily due to the significant decrease in tax deductions related to stock-based compensation and U.S. federal research tax credit, driven by a lower stock vesting price in the three and nine months ended March 31, 2026. The effective tax rates for the three and nine months ended March 31, 2026 were lower than the U.S. federal statutory rate of 21%, primarily due to tax benefits from the foreign-derived intangible income deduction, stock-based compensation, and the U.S. federal research tax credit.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law and contains several changes to key U.S. federal income tax laws, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. As of March 31, 2026, we have recognized the tax effects of certain OBBBA provisions. We will continue to evaluate the impact of the Act upon our future effective tax rate, tax liabilities, and cash taxes.

We believe that we have adequately provided reserves for all uncertain tax positions; however, amounts asserted by tax authorities could be greater or less than our current position. Accordingly, our provision on federal, state and foreign tax related matters to be recorded in the future may change as revised estimates are made or as the underlying matters are settled or otherwise resolved.

SMCI | Q3 2026 Form 10-Q | 37

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
In general, the federal statute of limitations remains open for tax years ended June 30, 2023 through 2025. Various states’ statutes of limitations remain open in general for tax years ended June 30, 2022 through 2025. Certain statutes of limitations in major foreign jurisdictions remain open for the tax years ended June 30, 2020 through 2025. It is reasonably possible that our gross unrecognized tax benefits will decrease by approximately $4.1 million, in the next 12 months, due to the lapse of the statute of limitations. These adjustments, if recognized, would positively impact our effective tax rate, and would be recognized as additional tax benefits. As of March 31, 2026, we are under examination in certain tax jurisdictions, including the United States for fiscal year ended June 30, 2024, and India for tax years ended in 2024 and 2025.

Note 14. Commitments and Contingencies

Litigation and claims

On August 30, 2024, a putative class action complaint was filed against the Company, the Company’s Chief Executive Officer, and the Company’s Chief Financial Officer in the U.S. District Court for the Northern District of California (Averza v. Super Micro Computer, Inc., et al., No. 5:24-cv-06147). Additional putative class action complaints were filed in the same court on October 4, 2024 (Norfolk County Retirement System v. Super Micro Computer, Inc., et al., No. 5:24-cv-06980); on October 18, 2024 (Covey Financial Inc., et al. v. Super Micro Computer, Inc., et al., No. 5:24-cv-07274); and on March 25, 2026 (Bhuva v. Super Micro Computer, Inc. et al, No. 3:26-cv-02606). Another such complaint was filed on April 8, 2026 (City of Hialeah Employees Retirement System v. Super Micro Computer, Inc. et al, No. 5:26-cv-03018), which included a former director of the company as an additional defendant. The complaints contain similar allegations, claiming that (i) each of the defendants violated Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder and (ii) each of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer violated Section 20(a) of the Securities Exchange Act as controlling persons of the Company for the alleged violations under (i), due (in each case) to alleged misrepresentations and/or omissions in public statements regarding the Company’s financial results and its internal controls and procedures. The Court then appointed Universal-Investment-Gesellschaft mbH as the Lead Plaintiff, who thereafter filed a Consolidated Amended Complaint on September 22, 2025. The appointment of Lead Plaintiff has been appealed to the Supreme Court of California. Company filed its Motion to Dismiss on November 21, 2025. These matters are too preliminary to form a judgment as to whether the likelihood of an adverse outcome is probable and we are unable to estimate the possible loss or range of loss, if any.
SMCI | Q3 2026 Form 10-Q | 38

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
On September 11, 2024, certain current and former directors and certain current officers of the Company were named as defendants in a putative derivative lawsuit filed in the U.S. District Court for the Northern District of California, captioned Hollin v. Liang, et al., Case No. 5:24-cv-06410 (the “Hollin Action”). Four additional putative derivative lawsuits have been filed in the same court, captioned Latypov v. Liang, et al., Case No. 5:24-cv-06779 (filed Sept. 26, 2024), Keritsis v. Liang, et al., Case No. 5:24-cv-07753 (filed Nov. 6, 2024), Roy v. Liang, et al., Case No. 5:24-cv-08006 (filed Nov. 14, 2024), and Jha v. Liang, et al., No. 5:24-cv-08792 (filed Dec. 5, 2024) (together with the Hollin Action, the “Federal Derivative Litigation”). On November 20, 2024, a similar putative derivative lawsuit was filed in the Superior Court of California, County of Santa Clara, captioned Spatz v. Liang, et al., Case No. 24CV452241 (the “Spatz Action”). Two additional putative derivative lawsuits have been filed in the same court, captioned Clark v. Liang, et al., Case No. 24CV454416 (filed Dec. 17, 2024) and Carter, et al. v. Liang, et al., Case No. 24CV454689 (filed Dec. 20, 2024) (together with the Spatz Action, the “State Court Derivative Litigation,” and together with the Federal Derivative Litigation, the “Derivative Litigation”). The Company was also named as a nominal defendant in the Derivative Litigation. The Federal Derivative Litigation purports to allege derivative claims for breaches of Sections 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934, as amended, and Rules 10b-5 and 14a-9 promulgated thereunder, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and contribution arising out of allegations that the Company’s officers and directors caused the Company to issue materially false and misleading statements concerning the Company’s business operations and financial results. The State Court Derivative Litigation purports to allege claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, waste of corporate assets, unjust enrichment, and insider trading arising out of similar allegations as the Federal Derivative Litigation. The plaintiffs in the Derivative Litigation seek unspecified money damages, in addition to punitive damages and other relief. The Court in the Hollin Action consolidated the five previously stayed Federal Derivative Litigation actions. The Court in the Spatz Action stayed all proceedings and consolidating the three State Court Derivative Litigation actions. On August 29, 2025, certain current and former directors and certain current officers of the Company were named as defendants in another putative derivative lawsuit filed in the Delaware Court of Chancery, captioned Anderson v. Liang, et al., C.A. No. 2025-0986-KSJM. On January 6, 2026, a substantially similar lawsuit was filed in the Delaware Court of Chancery, captioned Mathiyalagan v. Liang, et. al., C.A. No. 2026-0013-KSJM. On January 29, 2026, another substantially similar lawsuit was filed in Northern District of California by plaintiffs Employees’ Retirement System of the State of Rhode Island and Bucks County Employees’ Retirement System, Case No. 5:26-cv-00955-NC. These matters are too preliminary to form a judgment as to whether the likelihood of an adverse outcome is probable and we are unable to estimate the possible loss or range of loss, if any.

On November 19, 2024, the Company received a subpoena from the U.S. Securities and Exchange Commission Enforcement Staff in connection with an investigation entitled In the Matter of Super Micro Computer, Inc. The Company continues to produce documents in response to the subpoena. The Company received another subpoena on April 28, 2026. The matter is too preliminary to form a judgment as to whether the likelihood of an adverse outcome is probable and we are unable to estimate the possible loss or range of loss, if any.

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

SMCI | Q3 2026 Form 10-Q | 39

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Other matters

As a result of a Supreme Court ruling issued in February 2026, we may be entitled to a refund of tariffs previously paid on imported products under the IEEPA. As of March 31, 2026, we have not recognized an asset related to the potential refund. We will continue to evaluate new information and will recognize the refund when the right to receive the amount becomes realized or realizable.

On April 7, 2026, the Company announced that it had launched an independent investigation into the allegations described in the March 19, 2026, indictment from the U.S. Attorney’s Office for the Southern District of New York concerning three individuals either employed or associated with the Company at the time in connection with an alleged conspiracy to commit export control violations. The independent investigation is being led by the Lead Independent Director of the Company’s Board and the Chair of the Board’s Audit Committee, who will report their findings and conclusions to the other four independent members of the Board. The investigations are ongoing and no conclusion has been reached.

Purchase Commitments— We have agreements to purchase inventory and non-inventory items primarily through the next 12 months. As of March 31, 2026, these remaining non-cancelable commitments were $10.1 billion, including $228.6 million for related parties. We also review and assess the need for expected loss liabilities on a quarterly basis for all products we do not expect to sell but have committed purchases from suppliers. As of March 31, 2026, we recorded $4.1 million of loss liabilities. The loss liabilities are recorded in accrued liabilities in our condensed consolidated balance sheets. There were no loss liabilities recognized as of June 30, 2025.

Lease Commitments— See Note 10, “Leases”, for a discussion of our operating lease commitments.

SMCI | Q3 2026 Form 10-Q | 40

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

We commenced operations in 1993 and have been profitable every year since inception. For the three months ended March 31, 2026 and 2025, our net income was $483.4 million and $108.8 million, respectively. For the nine months ended March 31, 2026 and 2025, our net income was $1,052.2 million and $853.7 million, respectively.

In order to increase our sales and profits, we believe that we must continue to develop flexible application optimized server and storage solutions while being among the first to market with new features and products. Our focus is on delivering Total IT Solutions that integrate, validate, and deliver server, storage, networking and software at the rack and cluster (multi-rack) level. Additionally, we will continue to expand our software offerings and enhance customer service and support, particularly as we increase our focus on large enterprise and data center customers. A key component of our strategy is our Data Center Building Block Solutions (“DCBBS”), which significantly reduces data center build time and enables full integration of AI computing, server, storage, networking, rack, cabling, liquid cooling, end-to-end management software, onsite deployment services, and ongoing maintenance. To further expand our market share, we intend to strengthen our network of sales partners and distribution channels.

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

SMCI | Q3 2026 Form 10-Q | 41

AI and Data Centers

The growing use of AI, which requires enhanced data center capabilities, has substantially increased demand for our products. We expect this trend to continue, with further demand for data center expansion driven by the AI market. As a result, we will continue to enhance our product capabilities and expand our service offerings, including DCBBS to address the growing demand in the AI market and data center markets. We believe that our ability to tailor certain products to the unique needs of these sectors sets us apart from many competitors and positions us to capture an even greater market share going forward.

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

Financial Highlights

The following is a summary of our financial highlights for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Net sales	$10,243,014	$4,599,913
Gross profit	$1,018,680	$440,218
Total operating expenses	$392,812	$293,438
Income from operations	$625,868	$146,780
Net income	$483,387	$108,777
Net income per diluted share	$0.72	$0.17

•Net sales increased by 122.7% in the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily driven by fulfillment and shipment of orders to support our customers' data center deployment, including large design wins from a few customers, during the second and third quarters of fiscal 2026. An increase in our average selling price also contributed modestly by product mix.
•Gross margin remained relatively flat in the three months ended March 31, 2026, as compared to the three months ended March 31, 2025.
•Operating expenses increased by 33.9% in the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily due to higher headcount and increases in salary and stock-based compensation.
•Net income increased to $483.4 million in the three months ended March 31, 2026, as compared to $108.8 million in the three months ended March 31, 2025, which was primarily due to a higher increase in net sales.
SMCI | Q3 2026 Form 10-Q | 42

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

Cost of Sales, Gross Profit, and Gross Margin

Cost of sales primarily consists of the costs to manufacture our products, which includes: the costs of components and materials, contract manufacturing, shipping, personnel expenses (salaries, benefits, stock-based compensation and incentive bonuses), equipment and facility expenses, warranty costs and inventory reserve charges.

We use several suppliers and contract manufacturers to design and manufacture subsystems in accordance with our specifications, with most final assembly and testing performed at our manufacturing facilities in the region where our products are sold. We work with Ablecom, one of our key contract manufacturers and a related party, for our chassis and certain other components. We also outsource a significant part of the manufacturing of certain components, particularly power supplies, to Compuware, also a related party. We also collaborate on design and development activities with Ablecom and Compuware, where we substantially fund the design costs and retain the intellectual property rights. Our purchases of products from Ablecom and Compuware combined represented 2.2% and 2.1% of cost of sales on our condensed consolidated statements of operations for the three and nine months ended March 31, 2026, respectively, and 2.8% and 3.4% of cost of sales on our condensed consolidated statements of operations for the three and nine months ended March 31, 2025, respectively. For further details on our dealings with related parties, see Note 11, “Related Party Transactions” in the notes to the condensed consolidated financial statements.

SMCI | Q3 2026 Form 10-Q | 43

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

Sales and Marketing

Sales and marketing expenses consist primarily of personnel expenses including salaries, benefits, stock-based compensation, commissions and incentive bonuses, and related expenses for our sales and marketing personnel, cost for trade shows, sales representative fees and marketing programs. From time to time, we receive marketing development funding from certain suppliers. Under these arrangements, we are reimbursed for certain marketing costs that we incur as part of the joint promotion of our products and those of our suppliers. These amounts offset a portion of the related expenses and have the effect of reducing our reported sales and marketing expenses.

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

Other Income (Expense), Net, Interest Income, and Interest Expense

Other income (expense), net, interest income, and interest expense consists primarily of interest earned on our investments and cash balances, interest incurred on our debt, and foreign exchange gains and losses.

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

SMCI | Q3 2026 Form 10-Q | 44

The following table presents certain items of our condensed consolidated statements of operations for the three and nine months ended March 31, 2026 and 2025 (in millions):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Net sales	$10,243.0	$4,599.9	$27,943.3	$16,215.1
Cost of sales	9,224.3	4,159.7	25,658.7	14,329.3
Gross profit	1,018.7	440.2	2,284.6	1,885.8
Operating expenses:
Research and development	215.7	162.9	569.7	453.3
Sales and marketing	89.5	60.0	210.5	208.4
General and administrative	87.6	70.5	222.0	199.5
Total operating expenses	392.8	293.4	1,002.2	861.2
Income from operations	625.9	146.8	1,282.4	1,024.6
Other income (expense), net	4.2	(33.0)	4.3	(29.5)
Interest income	45.4	14.7	147.8	31.4
Interest expense	(64.5)	(13.4)	(114.8)	(37.3)
Income before income tax provision	611.0	115.1	1,319.7	989.2
Income tax provision	(126.9)	(5.8)	(266.2)	(137.5)
Share of (loss) income from equity investee, net of taxes	(0.7)	(0.5)	(1.3)	2.0
Net income	$483.4	$108.8	$1,052.2	$853.7

The following table presents certain items of our condensed consolidated statements of operations expressed as a percentage of net sales for the three and nine months ended March 31, 2026 and 2025:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2026		2025		2026		2025
Net sales	100.0%		100.0%		100.0%		100.0%
Cost of sales	90.1%		90.4%		91.8%		88.4%
Gross profit	9.9%		9.6%		8.2%		11.6%
Operating expenses:
Research and development	2.1%		3.5%		2.0%		2.8%
Sales and marketing	0.9%		1.3%		0.7%		1.3%
General and administrative	0.8%		1.6%		0.8%		1.2%
Total operating expenses	3.8%		6.4%		3.5%		5.3%
Income from operations	6.1%		3.2%		4.7%		6.3%
Other income (expense), net	—%	*	(0.7)%		—%	*	(0.2)%
Interest income	0.4%		0.3%		0.5%		0.2%
Interest expense	(0.6)%		(0.3)%		(0.4)%		(0.2)%
Income before income tax provision	5.9%		2.5%		4.8%		6.1%
Income tax provision	(1.2)%		(0.1)%		(1.0)%		(0.8)%
Share of (loss) income from equity investee, net of taxes	—%	*	—%	*	—%	*	—%	*
Net income	4.7%		2.4%		3.8%		5.3%
*Represents an amount less than 0.1%.

SMCI | Q3 2026 Form 10-Q | 45

Net Sales

The following table presents net sales for the three and nine months ended March 31, 2026 and 2025 (dollars in millions):

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2026	2025	$	%	2026	2025	$	%
Net sales	$10,243.0	$4,599.9	$5,643.1	122.7%	$27,943.3	$16,215.1	$11,728.2	72.3%

Comparison of the Three Months Ended March 31, 2026 and 2025

The $5,643.1 million or 122.7% increase in net sales was primarily due to fulfillment and shipment of orders to support our customers' data centers deployment, including large design wins from a few customers, during the three months ended March 31, 2026. An increase in our average selling price compared to the quarter ended March 31, 2025 also contributed modestly by product mix. This was most pronounced in increased sales for AI GPU related products of $5,158.6 million or 150.5% year-over-year, including liquid-cooled and air-cooled servers that are generally more complex and of higher average selling price.

Comparison of the Nine Months Ended March 31, 2026 and 2025

The $11,728.2 million or 72.3% increase in net sales was primarily due to fulfillment and shipment of orders to support our customers' data centers deployment, including large design wins from a few customers, during the nine months ended March 31, 2026. An increase in our average selling price compared to the nine months ended March 31, 2025, also contributed modestly by product mix. This was most pronounced in increased sales for AI GPU related products of $12,028.9 million or 97.8% year-over-year, including liquid-cooled and air-cooled servers that are generally more complex and of higher average selling price. This was partially offset by decreased sales across other product categories by $318.0 million, or 34.9% as we continue to focus on gaining market share from our AI GPU platforms.

Cost of Sales, Gross Profit, and Gross Margin

Cost of sales and gross margin for the three and nine months ended March 31, 2026 and 2025 were as follows (dollars in millions):

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2026	2025	$	%	2026	2025	$	%
Cost of sales	$9,224.3	$4,159.7	$5,064.6	121.8%	$25,658.7	$14,329.3	$11,329.4	79.1%
Percentage of total net sales	90.1%	90.4%			91.8%	88.4%
Gross profit	$1,018.7	$440.2	$578.5	131.4%	$2,284.6	$1,885.8	$398.8	21.1%
Gross margin	9.9%	9.6%		0.3%	8.2%	11.6%		(3.4)%

Comparison of the Three Months Ended March 31, 2026 and 2025

The $5,064.6 million or 121.8% increase in cost of sales was primarily driven by an increase of approximately $5,047.8 million or 121.6% in certain products including GPU servers, HPC systems, and rack-scale solutions, consistent with the higher shipment volume during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, as well as a $89.4 million or 608.0% increase in tariff expenses driven by new trade policies from the government. These increases were partially offset by a $54.9 million or 43.9% decrease in inventory write-down adjustments resulting from increase in market price for some of our products in the quarter ended March 31, 2026, and a $12.3 million or 5.5% decrease due to an increase in vendor rebates.

SMCI | Q3 2026 Form 10-Q | 46

Gross margin remained relatively flat for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025.

Comparison of the Nine Months Ended March 31, 2026 and 2025

The $11,329.4 million or 79.1% increase in cost of sales was primarily driven by an increase of approximately $10,636.2 million or 72.0% in certain products including GPU servers, HPC systems, and rack-scale solutions, consistent with the higher shipment volume during the nine months ended March 31, 2026, as compared to the nine months ended March 31, 2025. The remaining increases in cost of sales were driven by a $273.6 million or 891.0% increase in tariff expenses driven by new trade policies, a $79.9 million or 50.0% increase in inventory write-down adjustments resulting from excess and obsolete inventory with either insufficient demand or reduced net realizable value, and a $276.3 million or 29.2% increase due to a decrease in vendor rebates.

The 3.4% decrease in the gross margin was due to a change in product and customer mix, higher production and expedite costs as we began to ship new AI GPU platforms on a large scale and the increases in tariff expense and inventory write-down adjustments described above.

Operating Expenses

Operating expenses for the three and nine months ended March 31, 2026 and 2025 were as follows (dollars in millions):

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2026	2025	$	%	2026	2025	$	%
Research and development	$215.7	$162.9	$52.8	32.4%	$569.7	$453.3	$116.4	25.7%
Percentage of total net sales	2.1%	3.5%			2.0%	2.8%
Sales and marketing	$89.5	$60.0	$29.5	49.2%	$210.5	$208.4	$2.1	1.0%
Percentage of total net sales	0.9%	1.3%			0.7%	1.3%
General and administrative	$87.6	$70.5	$17.1	24.3%	$222.0	$199.5	$22.5	11.3%
Percentage of total net sales	0.8%	1.6%			0.8%	1.2%
Total operating expenses	$392.8	$293.4	$99.4	33.9%	$1,002.2	$861.2	$141.0	16.4%

Comparison of the Three Months Ended March 31, 2026 and 2025

Research and development expenses. The $52.8 million or 32.4% increase in research and development expenses was primarily driven by an increase in employee-related costs of $50.9 million, or 34.6%, mainly comprised of a $28.6 million, or 52.8%, increase in stock-based compensation, a $18.2 million, or 22.1%, increase in salaries, and a $4.1 million, or 10.4% increase in benefits as we expanded our workforce and invested in key talent to support our global growth across regions.

Sales and marketing expenses. The $29.5 million or 49.2% increase in sales and marketing expenses was primarily driven by an increase in employee-related costs of $26.1 million, or 53.2%, mainly comprised of a $23.0 million, or 61.8%, increase in salaries, and a $2.4 million, or 24.2%, increase in stock-based compensation, similar to our research and development expenses as we expanded our workforce and invested in key talent company-wide. Other increases include a $3.4 million, or 57.6%, increase in standard marketing and advertising activities during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025.

SMCI | Q3 2026 Form 10-Q | 47

General and administrative expenses. The $17.1 million or 24.3% increase in general and administrative expenses was primarily driven by an increase in employee-related costs of $6.1 million, or 16.4%, mainly comprised of a $5.5 million, or 41.4% increase in stock-based compensation, due to the hiring of key talent and the refresh of grants. Additionally, there was a $6.0 million, or 2000.0%, increase in financial fees primarily driven by a $5.7 million, or 100.0%, increase in factoring fees for the receivables sold under the Receivables Purchase Agreement, a $2.4 million or 133.3% increase in excise and franchise tax expense directly related to the increase in sales compared to prior-year quarter which increased the related tax expense, and a $1.6 million, or 6.5%, increase in professional and service fees primarily from additional external accounting, tax, legal and advisory services to support our external reporting related activities.

Comparison of the Nine Months Ended March 31, 2026 and 2025

Research and development expenses. The $116.4 million or 25.7% increase in research and development expenses was primarily driven by an increase in employee-related costs of $107.9 million, or 26.6%, mainly comprised of a $58.5 million, or 41.3%, increase in stock-based compensation, a $39.4 million, or 17.0%, increase in salaries, and a $10.0 million, or 31.3% increase in benefits as we expanded our workforce and invested in key talent to support our global growth across regions.

Sales and marketing expenses. The $2.1 million or 1.0% increase in sales and marketing expenses was primarily driven by an increase in employee-related costs of $42.9 million, or 27.6%, mainly comprised of a $34.7 million, or 28.4%, increase in salaries, a $6.5 million, or 27.2%, increase in stock-based compensation, and a $1.7 million, or 27.4%, increase in other personnel costs, similar to our research and development expenses as we expanded our workforce and invested in key talent company-wide. These increases were partially offset by a $28.9 million, or 111.2%, increase in marketing development funds received from certain business partners related to co-marketing and advertising events to promote products, which reduced sales and marketing expense, and a $12.2 million, or 19.1%, decrease in standard marketing and advertising activities during the nine months ended March 31, 2026, as compared to the nine months ended March 31, 2025.

General and administrative expenses. The $22.5 million or 11.3% increase in general and administrative expenses was primarily driven by an increase in employee-related costs of $9.5 million, or 9.2%, mainly comprised of a $7.5 million or 12.6% increase in salaries and benefits, and a $2.0 million, or 4.5% increase in stock-based compensation, due to the hiring of key talent and the refresh of grants. Additionally, there was a $7.2 million, or 124.1% increase in excise and franchise tax expense directly related to the increase in sales compared to prior-year which increased the related tax expense, a $6.0 million, or 857.1%, increase in financial fees primarily driven by a $5.7 million, or 100.0% increase in factoring fees for the receivables sold under the Receivables Purchase Agreement, a $6.0 million, or 12.3%, increase in professional and service fees primarily from additional external accounting, tax, legal and advisory services to support our external reporting related activities, and an increase of $5.6 million or 65.1% in indirect facilities costs such as rental costs, utility costs, and depreciation costs. These increases were partially offset by a $11.6 million or 56.9% reduction in audit and tax fees, driven by an absence of additional costs related to the delayed filing of our fiscal 2024 Form 10-K.

SMCI | Q3 2026 Form 10-Q | 48

Other Income (Expense), Net, Interest Income, and Interest Expense

Other income (expense), net, interest income, and interest expense for the three and nine months ended March 31, 2026 and 2025 were as follows (dollars in millions):

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2026	2025	$	%	2026	2025	$	%
Other income (expense), net	$4.2	$(33.0)	$37.2	(112.7)%	$4.3	$(29.5)	$33.8	(114.6)%
Percentage of total net sales	—%	(0.7)%			—%	(0.2)%
Interest income	45.4	14.7	30.7	208.8%	147.8	31.4	116.4	370.7%
Percentage of total net sales	0.4%	0.3%			0.5%	0.2%
Interest expense	(64.5)	(13.4)	(51.1)	381.3%	(114.8)	(37.3)	(77.5)	207.8%
Percentage of total net sales	(0.6)%	(0.3)%			(0.4)%	(0.2)%
Other income (expense), net, interest income, and interest expense	$(14.9)	$(31.7)	$16.8	(53.0)%	$37.3	$(35.4)	$72.7	(205.4)%

Comparison of the Three Months Ended March 31, 2026 and 2025

The $37.2 million or 112.7% increase in other income (expense), net was primarily driven by one-time $30.3 million loss on extinguishment of our Original 2029 Convertible Notes resulting from the 2029 Convertible Notes Amendments (see Note 9, “Convertible Notes”) recorded during the three months ended March 31, 2025, as well as a $3.5 million or 1183.1% increase due to favorable foreign currency exchange rate fluctuations during the three months ended March 31, 2026.

The $30.7 million or 208.8% increase in interest income for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was primarily driven by higher interest income as a result of increased cash deposits funded by the proceeds from our convertible notes issuance and financing arrangements with a customer.

The $51.1 million or 381.3% increase in interest expense was primarily driven by a $11.8 million or 98.6% increase in interest and amortization related to the amendment of the 2029 Convertible Notes and new issuance of the 2028 Convertible Notes and the 2030 Convertible Notes during the second half of fiscal 2025, as well as $34.6 million additional interest expense related to the drawdown on our revolving credit facilities during the third quarter of fiscal 2026.

Comparison of the Nine Months Ended March 31, 2026 and 2025

The $33.8 million or 114.6% decrease in other income (expense), net was primarily driven by one-time $30.3 million loss on extinguishment of our Original 2029 Convertible Notes resulting from the 2029 Convertible Notes Amendments (see Note 9, “Convertible Notes”) recorded during the nine months ended March 31, 2025, as well as a $8.7 million or 4242.4% gain from mark-to-market adjustments on a marketable equity securities investment for the nine months ended March 31, 2026, as compared to the nine months ended March 31, 2025, and a $3.9 million or 93.9% increase due to favorable foreign currency exchange rate fluctuations during the nine months ended March 31, 2026. These increases were partially offset by a $13.7 million impairment loss related to our non-marketable investments during the nine months ended March 31, 2026.

The $116.4 million or 370.7% increase in interest income for the nine months ended March 31, 2026, as compared to the nine months ended March 31, 2025, was primarily driven by higher interest income as a result of increased cash deposits funded by the proceeds from our convertible notes issuance and financing arrangements with a customer.

SMCI | Q3 2026 Form 10-Q | 49

The $77.5 million or 207.8% increase in interest expense was primarily driven by a $56.3 million or 377.3% increase in interest and amortization related to the amendment of the 2029 Convertible Notes and new issuance of the 2028 Convertible Notes and the 2030 Convertible Notes during the second half of fiscal 2025, as well as $34.6 million additional interest expense related to the drawdown on our revolving credit facilities during the third quarter of fiscal 2026. These increases were partially offset by a $10.6 million decrease in interest expense associated with our Bank of America and Cathay line of credit and term loans, which were fully repaid during the first half of fiscal 2025.

Income Tax Provision

Income tax provision and effective tax rates for the three and nine months ended March 31, 2026 and 2025 were as follows (dollars in millions):

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2026	2025	$	%	2026	2025	$	%
Income tax provision	$(126.9)	$(5.8)	$(121.1)	2,087.9%	$(266.2)	$(137.5)	$(128.7)	93.6%
Percentage of total net sales	(1.2)%	(0.1)%			(1.0)%	(0.8)%
Effective tax rate	(20.8)%	(5.1)%			(20.2)%	(13.9)%

Comparison of the Three Months Ended March 31, 2026 and 2025

Income tax provision increased by $121.1 million or 2,087.9% primarily due to an increase in worldwide income before income tax provision that increased tax expense by $104.1 million, a lower tax benefit from stock-based compensation of approximately $11.5 million, a lower tax benefit from U.S. federal research tax credit of $3.5 million, and other miscellaneous immaterial tax items of approximately $2.0 million. The income before income tax provision for the third quarter of fiscal 2026 was $611.0 million, which is an increase of $495.9 million or 431.0%.

Our quarterly effective income tax rate is based on the estimated annual income tax rate forecast and discrete tax items recognized in the period. The effective tax rate for the three months ended March 31, 2026, is higher than that for the three months ended March 31, 2025, primarily due to a significant decrease in stock-based compensation tax deduction and lower U.S. federal research tax credit because of lower stock vesting price in the three months ended March 31, 2026.

Comparison of the Nine Months Ended March 31, 2026 and 2025

Income tax provision increased by $128.7 million or 93.6% primarily due to an increase in worldwide income before income tax provision that increased tax expense by $69.4 million, a lower tax benefit from stock-based compensation of approximately $35.2 million, a lower tax benefit from U.S. federal research tax credit of $12.2 million, an increase of state tax expense by $9.6 million, and other miscellaneous immaterial tax items of approximately $2.3 million. The income before income tax provision for the nine months ended March 31, 2026 was $1,319.7 million, which is an increase of $330.5 million or 33.4%.

Our quarterly effective income tax rate is based on the estimated annual income tax rate forecast and discrete tax items recognized in the period. The effective tax rate for the nine months ended March 31, 2026, is higher than that for the nine months ended March 31, 2025, primarily due to a significant decrease in stock-based compensation tax deduction and lower U.S. federal research tax credit because of lower stock vesting price in the nine months ended March 31, 2026.

SMCI | Q3 2026 Form 10-Q | 50

Liquidity and Capital Resources

We have financed our growth primarily with funds generated from operations, as well as utilizing borrowing facilities, selling our common stock, and issuing convertible notes. Recent drivers of liquidity changes included an increase in the need for working capital due to higher levels of inventory required to support future revenue growth, greater requests for longer payment terms from customers due to increasing system costs and to a lesser extent longer supply chain lead times on certain key components. Our cash and cash equivalents were $1.3 billion and $5.2 billion as of March 31, 2026 and June 30, 2025, respectively. Our cash and cash equivalents held in foreign locations was $617.3 million and $607.2 million as of March 31, 2026 and June 30, 2025, respectively.

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

We believe that our current cash, cash equivalents, borrowing capacity available from our credit facilities and internally generated cash flows will be sufficient to support our operations and maturing debt and interest payments for the 12 months following the issuance of these condensed consolidated financial statements. We continue to assess financing options that may be necessary to support the growth of our business.

Our key cash flow metrics were as follows (in millions):

	Nine Months Ended March 31,		Change
	2026	2025	$
Net cash (used in) provided by operating activities	$(7,556.8)	$795.9	$(8,352.7)
Net cash used in investing activities	(175.8)	(104.5)	(71.3)
Net cash provided by financing activities	3,906.8	174.6	3,732.2
Effect of exchange rate fluctuations on cash	(6.6)	0.8	(7.4)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(3,832.4)	$866.8	$(4,699.2)

Operating Activities

Net cash (used in) provided by operating activities during the nine months ended March 31, 2026 mostly consisted of $1,052.2 million net income adjusted for certain non-cash items, such as $305.6 million of stock-based compensation expense, $239.3 million of inventory valuation adjustment write-downs, $39.0 million of depreciation and amortization expense, and changes in working capital. The decrease in cash flows from operating activities during the nine months ended March 31, 2026, as compared to the nine months ended March 31, 2025, was due to an increase in inventory purchases, accounts receivables from customers, and increased operational spending.

Investing Activities

Net cash used in investing activities during the nine months ended March 31, 2026 mostly consisted of $133.8 million of purchases of property, plant, and equipment as we continued to invest in real estate, servers, data centers, and network infrastructure, as well as investments made in equity securities of $42.0 million. The increase in cash used in investing activities during the nine months ended March 31, 2026, as compared to the nine months ended March 31, 2025, was mostly due to increases in purchases of property, plant, and equipment.

SMCI | Q3 2026 Form 10-Q | 51

Financing Activities

Net cash provided by financing activities during the nine months ended March 31, 2026 mostly consisted of net proceeds from lines of credit and term loans of $4,010.2 million, partially offset by payment for withholding taxes related to settlement of equity awards of $102.4 million. The increase in cash provided by financing activities during the nine months ended March 31, 2026, as compared to the nine months ended March 31, 2025, was mostly due to an increase in net proceeds from lines of credit and term loans.

Other Factors Affecting Liquidity and Capital Resources

Refer to Note 8, “Lines of Credit, Revolving Credit Facilities, and Term Loans”, in the notes to the condensed consolidated financial statements in this Quarterly Report for further information on our outstanding debt.

Refer to Note 9, “Convertible Notes”, in the notes to the condensed consolidated financial statements in this Quarterly Report for further information on the amendment of the terms of the 2029 Convertible Notes, and the issuance of the 2028 Convertible Notes and the 2030 Convertible Notes.

Capital Expenditure Requirements

We anticipate our total capital expenditures for the fiscal year 2026 will be in range of $155.0 million to $175.0 million, primarily relating to costs associated with our global manufacturing capabilities, including tooling for new products, new information technology investments, and facilities upgrades and expansion. We will also continue to evaluate new business opportunities and new markets. As a result, our future growth within the existing business or new opportunities and markets may dictate the need for additional facilities and capital expenditures to support that growth. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on net sales growth, productivity, expenses, service levels and customer retention).

Our future capital requirements will depend on a variety of factors, including our growth rate, the timing and scale of investments to support product development, the expansion of sales and marketing efforts, the launch of new and enhanced software and services offerings, and continued investments in our office facilities and IT system infrastructure.

Contractual Obligations

Our estimated future obligations as of March 31, 2026, include both current and long-term obligations. For our long-term debt, as noted in Note 8, “Lines of Credit, Revolving Credit Facilities, and Term Loans” in the notes to the condensed consolidated financial statements, we have a current obligation of $2,095.1 million and a long-term obligation of $2,018.7 million. Additionally, as noted in Note 9, “Convertible Notes” in the notes to the condensed consolidated financial statements, we have a convertible debt obligation of $4,725.0 million. Under our operating leases, as noted in Note 10, “Leases” in the notes to the condensed consolidated financial statements, we have a current obligation of $32.7 million and a long-term obligation of $345.4 million. As noted in Note 14, “Commitments and Contingencies”, in the notes to the condensed consolidated financial statements, we have current obligations related to non-cancelable purchase commitments of $10.1 billion.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our condensed consolidated financial statements, see Note 1, “Organization and Summary of Significant Accounting Policies”, in our notes to the condensed consolidated financial statements in this Quarterly Report.

SMCI | Q3 2026 Form 10-Q | 52

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Investment and Interest Rate Risk

We are exposed to interest rate risk related to our fixed-rate investment portfolio and outstanding debt. The investment portfolio is managed consistent with our overall liquidity strategy in support of both working capital needs and growth of our businesses.

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in money market funds and certificates of deposit. Our investment in an auction rate security has been classified as non-current due to the lack of a liquid market for these securities. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results of operations. As of March 31, 2026, our investments were in money market funds, certificates of deposits and auction rate securities.

We are exposed to changes in interest rates as a result of our borrowings under our lines of credit and term loans. The interest rates for the term loans and the revolving lines of credit ranged from 1.3% to 5.1% at March 31, 2026 and 1.3% to 5.8% at June 30, 2025. Based on the outstanding principal indebtedness of $4,113.7 million under our credit facilities as of March 31, 2026, we believe that a 10% change in interest rates would not have a significant impact on the results of operations.

Foreign Exchange Rate Risk

We consider our direct exposure to foreign exchange rate fluctuations to be minimal as substantially all of our sales and purchases are in United States dollars. To date, our international customer and supplier agreements have been denominated primarily in U.S. dollars and accordingly, we have limited exposure to foreign currency exchange rate fluctuations from customer agreements. The functional currency of our subsidiaries including in the Netherlands, Taiwan and Malaysia is the U.S. dollar. However, certain loans and transactions in these entities are denominated in a currency other than the U.S. dollar, and thus we are subject to foreign currency exchange rate fluctuations associated with re-measurement to U.S. dollars. Such fluctuations have not been significant historically, and a 10% change in foreign currency exchange rates would not have a significant impact on the results of operations. Gains or losses from foreign currency remeasurement are included in other income (expense), net in our condensed consolidated statements of operations.

SMCI | Q3 2026 Form 10-Q | 53

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

(a) Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2026. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that their objectives are met. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all disclosure control issues, if any, have been detected. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2026 due to the material weaknesses in our internal control over financial reporting, described below, that were previously identified in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 filed on August 28, 2025. Notwithstanding the identified material weaknesses, management believes and has concluded that the condensed consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.

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

As previously reported in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, the following material weaknesses in internal control over financial reporting first identified in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 filed on February 25, 2025, remain unremediated as of March 31, 2026:

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
SMCI | Q3 2026 Form 10-Q | 54

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

(d) Remediation Plan and Status

We have identified and implemented specific actions intended to improve the effectiveness of our internal control over financial reporting and disclosure controls and procedures and will continue to do so until the remediation of the material weaknesses identified above is complete, and we are able to conclude that both our internal control over financial reporting and our disclosure controls and procedures are effective. During the quarter and nine months ended March 31, 2026, we made significant progress related to our remediation efforts and began to implement additional changes designed to improve our internal controls over financial reporting and to remediate the material weaknesses, including, but not limited to:

•Continued to successfully monitor and make enhancements as appropriate to the design and effectiveness of our Enterprise Resource Planning (“ERP”) system security role structure and segregation of duties (“SOD”) rulesets, to eliminate or minimize SOD conflicts related issues that collectively contributed to the material weakness. Our security ruleset redesign has significantly simplified our security design, and we believe a combination of the reset and our continuous detective and monitoring procedures will likely successfully remediate the SOD-related material weakness subject to the completion of operating effectiveness testing during fiscal year 2026;
•Over the last few months starting in the quarter ended September 30, 2025 and in particular in the quarter ended March 31, 2026, we have continued to evaluate and review our overall IT architecture, including the composition, appropriateness and upgrades required to our IT organization and applications, to ensure that all applications and systems that are key to the completeness and accuracy of our financial reporting processes were appropriately identified to be part of the population over which we design and maintain ITGCs. During the quarter ended March 2026, we have continued to implement steps towards optimizing our overall IT framework, standardization of processes across infrastructure and security, including establishing stronger governance policies and protocols, user access and change management restrictions. We also continue to make targeted improvements to our Information Technology Service Management (“ITSM”) tool thereby enhancing change management practices, which incorporate more preventative controls, to be supplemented by a continuous monitoring review. We believe these actions will likely allow us to successfully remediate the material weakness we previously identified relating to the deficiencies noted in the design and implementation of ITGC controls for systems that support our financial reporting processes, subject to the completion of operating effectiveness testing during fiscal year 2026; and
•Continuing to enhance our accounting policies and related information provided by entity (“IPE”) documentation, and, as part of the financial reporting process, implementing the use of supplementary checklists as well as conducting additional reviews and evaluations of transactions to improve the accuracy and reliability of our financial information. We have implemented preventive controls either by way of access restrictions or automated processes to eliminate segregation of duties related risks in some of our processes, thereby enabling us to remediate the deficiencies resulting from manual update permissions that were in place before these enhancements were completed. We also have designed and implemented additional control procedures, including a more comprehensive review of transactions as part of our close process, to achieve timely, complete and accurate recording and disclosures across multiple financial statement areas including but not limited to the timely identification and disclosure of new related party transactions, leases among other areas, subject to the completion of operating effectiveness testing during fiscal year 2026.

SMCI | Q3 2026 Form 10-Q | 55

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

(e) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

However, as noted above, we will continue implementing changes to our internal control over financial reporting to address the material weaknesses described above.

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings

The information required by this item is incorporated herein by reference to the information set forth in Note 14, “Commitments and Contingencies” in the notes to the condensed consolidated financial statements included in this Quarterly Report.

Due to the inherent uncertainties of legal proceedings, we cannot predict the outcome of the proceedings at this time, and we can give no assurance that they will not have a material adverse effect on our financial condition or results of operations.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, which are incorporated herein by reference, and which could adversely affect our business, financial conditions, and future results. There have been no material changes from the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, except as set forth below.

If negative publicity arises with respect to us, our employees, our third-party service providers or our partners, our business and operating results could be adversely affected, regardless of whether the negative publicity is true.

Negative publicity about us or our products, even if inaccurate or untrue, could adversely affect our reputation and confidence in our products, which could harm our business and operating results. For example, on August 27, 2024, a news article was published by a short seller alleging evidence of accounting manipulation, sibling self-dealing and sanctions evasion (the “Report”). We indicated that such Report contained false or inaccurate statements about us, including misleading presentations of information we previously shared publicly and announced the results of the related Special Committee investigation.

SMCI | Q3 2026 Form 10-Q | 56

On March 19, 2026, the U.S. Attorney’s Office for the Southern District of New York unsealed an indictment of three individuals either employed or associated with the Company at the time in connection with an alleged conspiracy to commit export control violations (the “Indictment”). Although the Company is not named as a defendant in the Indictment and has been cooperating with the government’s investigation, and although the three individuals are no longer employed or associated with the Company, the Indictment, as well as the prior publication of the Report and our previous Delinquent Reports have all contributed to significant volatility in, and declines of, the trading price of our common stock, as well as harm to our reputation, and could continue to do so in the future.

Harm to our reputation has in the past, and may in the future, arise from many other sources, including employee misconduct, such as in connection with the alleged conduct described in the Indictment involving individuals associated with the Company at the time, and misconduct by our partners, consultants and outsourced service providers. Additionally, negative publicity with respect to our partners or service providers could also affect our business and operating results to the extent that we rely on these partners or if our customers or prospective customers associate us with these partners.

Our operations are impacted by complex laws, rules and regulations related to import and export controls to which our business is subject, and rapid changes in such laws, rules, and regulations as well as political and other actions related thereto may adversely impact our business.

We are subject to U.S. and other applicable trade control regulations that restrict with whom we may transact business, including economic sanctions administered and enforced by the U.S. Treasury Department’s Office of Foreign Assets Control and the import and export controls enforced by the U.S. Commerce Department’s Bureau of Industry and Security, among other U.S. government agencies. If we fail to comply with applicable sanctions, export control or import laws and regulations, we may be subject to civil or criminal penalties. Any future violations could have an adverse impact on our ability to sell our products to United States federal, state and local government and related entities. We have business relationships with companies in China, in Eastern Europe, and elsewhere who have been, or may in the future be, added to a restricted party list. We take steps to minimize business disruption when these situations arise; however, we may be required to terminate or modify such relationships if our activities are prohibited by U.S. or other applicable laws. Further, our association with these parties could subject us to greater scrutiny or reputational harm among current or prospective customers, partners, suppliers, investors, other parties doing business with us or using our products, government enforcement agencies, or the general public. The United States and other countries continually update their lists of import and export-controlled items and technologies, and may impose new or more-restrictive import, export, or sanctions requirements on our products in the future. As a result of regulatory changes, we may be required to obtain licenses or other authorizations to continue supporting existing customers or to supply existing products to new customers in China, Eastern Europe and elsewhere. Further escalations in trade restrictions or hostilities, particularly between the United States and China, could impede our ability to sell or support our products. Although we historically sold products into Russia before broad sanctions were imposed, we no longer sell products or provide services to Russia. We had last recorded revenue from customers based in Russia in February 2022.

Moreover, the increasing focus on the risks and strategic importance of AI technologies has resulted in regulatory restrictions that target products and services capable of enabling or facilitating AI and may in the future result in additional restrictions impacting some or all of our product and service offerings.

Concerns regarding third-party use of AI for purposes contrary to governmental interests, including concerns relating to the misuse of AI applications, models, and solutions, has resulted in and could in the future result in unilateral or multilateral restrictions on products that can be used for training, modifying, tuning, and deploying large language models (“LLMs”). Such restrictions have limited and could in the future limit the ability of downstream customers and users worldwide to acquire, deploy and use systems that include our products, software, and services, and negatively impact our business and financial results.

SMCI | Q3 2026 Form 10-Q | 57

Such restrictions could include additional unilateral or multilateral import and export controls on certain products or technology, including but not limited to AI technologies and high-performance computing. As geopolitical tensions have increased, products containing semiconductors associated with AI, including GPUs and associated products, are increasingly the focus of export control restrictions proposed by stakeholders in the U.S. and its allies. The United States has imposed unilateral controls restricting GPUs and associated products, and it is likely that additional unilateral or multilateral controls will be adopted. Such controls have been and may again be very broad in scope and application, prohibit us from exporting our products to any or all customers in one or more markets, including but not limited to China, and could tangentially negatively impact our warehousing locations and options, or could impose other conditions that limit our ability to serve demand abroad and could negatively and materially impact our business, revenue and financial results. Violations or alleged violations of such unilateral controls restricting GPUs and associated products, such as in connection with the alleged conduct described in the Indictment involving individuals associated with the Company at the time, have contributed to significant volatility in, and declines of, the trading price of our common stock, as well as harm to our reputation.

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

SMCI | Q3 2026 Form 10-Q | 58

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

In the event import and export controls require us to transition some operations out of certain geographies, such transitions could be costly and time consuming, and adversely affect our operations during any such transition period. To the extent that customer requires products covered by the licensing requirements, we may seek a license for the customer. However, the licensing process is time-consuming. We have no assurance that any such license will be granted or that the license application will be acted upon in a timely manner or at all. Even if a license is offered, it may impose burdensome conditions that we or our customer or end users cannot or decide not to accept.

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

SMCI | Q3 2026 Form 10-Q | 59

Although we attempt to ensure that we, our customers, suppliers, resellers, and partners comply with the applicable import, export, and sanctions laws, we cannot guarantee full compliance by all. Actions of our customers, suppliers, resellers and partners are not within our complete control, and our products could be re-exported to sanctioned persons or countries or provided by our retailers to third persons in contravention of our requirements or instructions or the laws. In addition, there are inherent limitations to the effectiveness of any policies, procedures, and internal controls relating to such compliance, and there can be no assurance that such procedures or internal controls will work effectively at all times or protect us against liability under anti-corruption, sanctions or other laws for actions taken by us, our resellers or partners. For example, the Indictment alleged that the three individuals employed or associated with the Company at the time worked closely with third-party brokers with customers based in China to commit export-control violations. Any such potential violation by us, our customers, suppliers, resellers, or our partners could have negative consequences, including government inquiries, investigations, enforcement actions, monetary fines, or civil and/or criminal penalties, and our reputation, brand, and revenue may be harmed.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the three months ended March 31, 2026, we did not repurchase shares of our common stock.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2026, none of the Company’s executive officers or directors adopted trading plans pursuant to Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended, no pre-existing trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) were terminated or modified by the Company’s executive officers and directors, and no other written trading arrangements not intended to qualify for the Rule 10b5-1(c) affirmative defense were adopted, modified, or terminated.
SMCI | Q3 2026 Form 10-Q | 60

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

SMCI | Q3 2026 Form 10-Q | 61

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPER MICRO COMPUTER, INC.

Date:	May 11, 2026	/s/ CHARLES LIANG
Charles Liang President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date:	May 11, 2026	/s/ DAVID WEIGAND
David Weigand Senior Vice President, Chief Financial Officer (Principal Financial Officer)

Date:	May 11, 2026	/s/ KENNETH CHEUNG
Kenneth Cheung Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)
62