Form 10-K
period 2026-06-30
Super Micro Computer, Inc.
filed 2026-08-31
CIK 1375365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________

Form 10-K
______________________________________________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2026
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
(408) 503-8000
(Registrant’s telephone number, including area code)
__________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	SMCI	Nasdaq Global Select Market
Depositary Shares, each representing a 1/20th interest in a share of 7.00% Series A Mandatory Convertible Preferred Stock, par value $0.001	SMCIP	Nasdaq Global Select Market

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

The aggregate market value of the registrant’s common stock held by non-affiliates, based upon the closing price of the common stock on December 31, 2025, as reported by the Nasdaq Global Select Market, was $15,104,749,459. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock, based on filings with the Securities and Exchange Commission, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of July 31, 2026, there were 656,965,384 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common stock of the registrant issued.

DOCUMENTS INCORPORATED BY REFERENCE

None

SUPER MICRO COMPUTER, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2026

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

The information contained on our website, or available by hyperlink from our website, or in our social media posts is not incorporated into this Annual Report or other documents we file with, or furnish to, the Securities and Exchange Commission (the “SEC”). We intend to use our website and social media posts as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Such disclosures will be included in the "Investor Relations" section of our website. Accordingly, investors should monitor that section of our website, in addition to following our social media posts, press releases, investor presentations, SEC filings, and public conference calls and webcasts.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended that involve risks and uncertainties. This Annual Report includes, among others, forward-looking statements regarding: our future results of operations and financial performance; our business strategy and objectives; our planned product development and innovation; our goals for manufacturing and operational expansion; market opportunities and outlook, including technological trends, such as artificial intelligence; the potential impact of the uncertain macroeconomic and global economic conditions on our financial results; our ability to successfully compete in the markets in which we serve; the impact of current and future U.S. and foreign trade regulations, government actions and regulatory changes; the impact of tariffs on our business; the status or expected outcome of litigation and/or regulatory investigations; our capital allocation strategy, including our intention not to pay dividends on our common stock; and our cash, cash equivalents and cash generated from operations and our future liquidity requirements. In some cases, you can identify forward-looking statements by terminology including “would,” “could,” “may,” “will,” “goal,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “project,” “estimate,” “predict,” “potential,” “probable of achievement,” or “continue,” the negative of these terms or other comparable terminology. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks described below, under Part I, Item 1A, “Risk Factors”, and in other parts of this Annual Report as well as in our other filings with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I

Item 1.        Business

Our Company

We are a Silicon Valley-based provider of total information technology ("IT") solutions which address demanding workloads from the enterprise and cloud to the intelligent edge. We deliver rack-scale solutions optimized for various workloads, including artificial intelligence (“AI”) and high-performance computing (“HPC”), where acceleration is critical. Additionally, we offer an extensive portfolio of server and storage solutions for enterprise data centers, cloud service providers ("CSPs"), and edge computing applications, such as 5G Telco, Retail and embedded.

During fiscal year 2026, we advanced our transformation into a total data center infrastructure provider through our Data Center Building Block Solutions® (“DCBBS”), an integrated offering that delivers complete, modular AI infrastructure from validated components and sub-systems, ranging from individual graphics processing units (“GPUs”) and networking switches to complete racks, site infrastructure, management software, and professional services. This complements our Total IT Solutions, which encompass complete servers, storage systems, modular blade servers, workstations, full-rack scale solutions, networking devices, server sub-systems and server management. These turn-key solutions are designed, developed, validated and installed for leading AI data centers. Our Total IT Solutions are designed for optimal power and thermal management, including using Supermicro’s state-of-the-art liquid cooling technologies. We also provide global support and services to help our customers install, upgrade and maintain their computing infrastructure, including liquid-cooling operations. We offer our customers a high degree of flexibility and customization by providing a broad array of server models and configurations from which they can choose the best solutions to meet their computing needs. Our server and storage systems, sub-systems, and accessories are architecturally designed for high reliability, quality, configurability, and scalability.

SMCI | 2026 Form 10-K | 1

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

During the fiscal year ended June 30, 2026, we continued to expand our worldwide capacity, including a significant expansion of our Silicon Valley operations, including the on-going construction of a new state-of-the-art business complex and additional property leases to support our DCBBS campus near our San Jose headquarters. We conduct our operations principally from our Silicon Valley headquarters, and facilities in Taiwan, Malaysia, and the Netherlands. Our sales and marketing activities operate through a combination of our direct sales force and indirect sales channel partners. We work with distributors, value-added resellers, system integrators, and original equipment manufacturers (“OEMs”) to market and sell our optimized solutions to their end customers in our indirect sales channels.

Strategy

Our objective is to be the world’s leading provider of Total AI/IT Solutions, through a richer enterprise customer mix and broader adoption of our optimized DCBBS architecture. Combined with continued investment in technology leadership, manufacturing scale, and global compliance, we are enabling customers to deploy AI infrastructure faster and more efficiently, offering a comprehensive portfolio of high-performance, application-optimized server, storage and networking solutions. Achieving this objective requires continuous development and innovation of our Total AI/IT Solutions portfolio with better price-performance and architectural advantages over both prior generations of our solutions and competitors’ offerings. Through our strategy, we seek to maintain or improve our relative competitive position in many product areas and pursue markets that provide us with additional long-term growth opportunities. Key elements of our strategy include executing upon the following:

Strong Internal Research and Development and Internal Manufacturing Capability

We are continually investing in our engineering organization. As of June 30, 2026, we had over 3,500 employees in our research and development organization. These resources, along with our understanding of complex computing and storage requirements, enable us to deliver product innovation featuring advanced functionality and capabilities required by our customers. Also, our worldwide manufacturing facilities enable us to reduce the time to delivery in every geography around the world. Our engineers work directly with our manufacturing personnel to plan together and identify and address any issues together.

Introducing Innovative Products Faster

We seek to sustain advantages in both time-to-market and breadth of products by incorporating the latest technological innovations, such as new processors (central processing units (“CPUs”), and GPUs), liquid cooling enhancements, advancements in memory and storage, and evolving input/output ("I/O") technologies. We seek these advantages by leveraging our in-house design capabilities and our Building Block Solutions® architecture. This allows us to offer customers a broad range of products tailored to their specific application requirements and to focus on delivering products with better time-to-market.

In particular, during the fiscal year ended June 30, 2026 (“fiscal year 2026”):

•We delivered a comprehensive portfolio of AI-focused solutions specifically designed to support the latest AI workloads, including products compatible with NVIDIA's Blackwell and Blackwell Ultra generation platforms, such as the NVIDIA GB300 NVL72, GB200 NVL72, and HGX B300 and B200 systems, in air-cooled and liquid-cooled configurations;
SMCI | 2026 Form 10-K | 2

•We continued to scale our DCBBS, which simplify the deployment of liquid-cooled AI factories by integrating all critical infrastructure components—servers, storage, networking, racks, liquid cooling infrastructure, power distribution, software, services, and support. In approximately one year, our DCBBS product lines grew to more than ten key subsystems, including coolant distribution units, liquid-to-air heat exchangers, chilled doors, power shelves, battery backup units, water towers, dry towers, high-speed switching, and data center management software;
•We continued to deploy our next-generation Direct Liquid Cooling solution, DLC-2, engineered to significantly reduce power and water consumption, noise, and spatial requirements in data centers. DLC-2 provides nearly full liquid-cooling heat capture coverage of up to 98% per server rack, can reduce data center power consumption by up to 40% compared to air-cooled installations, and can decrease total cost of ownership (“TCO”) by up to 20%;
•We announced support for, and expanded rack-scale manufacturing and liquid-cooling capacity for, the upcoming NVIDIA Vera Rubin platform, including the NVIDIA Vera Rubin NVL72 and NVIDIA HGX Rubin NVL8 systems, and introduced DCBBS Blueprints for these platforms designed to scale AI data centers from a 5 megawatt (“MW”) to a 1 gigawatt ("GW") power envelope;
•We introduced new products supporting Intel Xeon 6 and Intel Xeon 6+ processors, AMD EPYC processors, and AMD Instinct™ MI350 series GPUs (MI350X and MI355X), and expanded our portfolio with Arm®-based platforms and additional Open Compute Project (“OCP”) ORv3-compliant systems;
•We announced support for AMD’s next–generation Helios platform. Helios is a 72-GPU double-width rack-scale system powered by AMD Instinct MI455X GPUs, 6th Gen AMD EPYC™ CPUs, and AMD Pensando™ networking technologies all unified by the open AMD ROCm™ software stack;
•We expanded our product offerings to include systems that support Arm AGI CPUs with an air-cooled dual-socket 2U compute-optimized and 5U GPU-optimized rackmount server, as well as a liquid-cooled multi-node solution designed specifically for rack-scale agentic AI deployments;
•We expanded our edge and internet of things ("IoT") portfolio with a variety of new systems designed for low-power environments that require compact, efficient compute solutions; and
•We broadened our storage offerings with AI-optimized storage solutions built for large-scale AI training and inference workloads, including systems designed for context memory extension.

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

Liquid cooling necessitates the need for rack-scale integration of the power and cooling infrastructure. We design, build, test, validate, and deliver complete rack scale solutions for liquid-cooled direct-to-chip cold plate solutions for CPUs, GPUs, and memory. In addition, we manufacture the sophisticated management systems -- Cooling Distribution Units, Cooling Distribution Manifolds -- to regulate system temperatures for maximum performance. Our DLC-2 technology stack also includes rear door heat exchangers, liquid-to-air sidecars, and cooling towers, along with proprietary coolant fluids engineered for enhanced chemical and thermal stability. Liquid cooling can be easily included in rack-level integrations to further increase system efficiency, reduce instances of thermal throttling, and lower both the TCO and Total Cost to Environment of data center deployments.

SMCI | 2026 Form 10-K | 3

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

Leveraging Our Global Operating Structure

We are committed to expanding our worldwide manufacturing capacity and logistics operations across the United States, Taiwan, the Netherlands, and Malaysia. During fiscal year 2026, we significantly expanded our Silicon Valley operations including the on-going construction of a new state-of-the-art business complex and additional property leases to support our DCBBS campus near our San Jose headquarters. This strategic expansion allows us to serve our customers more efficiently, reduce time to delivery, mitigate the impact of tariffs and regional costs, and reduce overall manufacturing costs.

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
•SuperStorage systems that provide high-density storage while leveraging an efficient use of power to achieve performance-per-watt savings. Our storage systems are also designed for maximum performance for AI training and inference environments;
•Hyper, CloudDC, and WIO, an extensive rackmount system family that provides optimization for a broad range of workloads and environments that deliver entire clusters of racks, with both liquid-cooled and air-cooled options, per customer requirements;
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

Server Software Management Solutions

Our open industry-standard remote system management solutions, such as our Server Management suite, including Supermicro Server Manager, Supermicro Power Management software, Supermicro Update Manager, SuperCloud Composer, SuperCloud Director, and SuperDoctor 5, are designed to efficiently manage large-scale heterogeneous data center environments, including liquid cooling.

SMCI | 2026 Form 10-K | 4

Supermicro Global Services

We are expanding our global service capabilities in support of large-scale AI Cluster deployments and the need to support Enterprise AI adoption in on-premise data centers. We provide global service and support offerings for our direct and OEM customers and our indirect sales channel partners, either directly or through approved distributors and third-party partners. We also identify service requirements, create and execute project plans, conduct verification testing, offer training, and provide technical documentation.

Rack Level Services: Our rack level services provide complete service from design to deployment for full rack and cluster level deployments of AI and HPC data centers. We leverage Supermicro experts and resources to work with leading CSP and Enterprise data centers to completely design and deliver turn-key solutions handling all phases of the data center design and rack integration and installation process. We provide a single point of contact for the entire solution accelerating time to online and optimizing performance and efficiency.

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

Customers

During each of the fiscal years ended June 30, 2026, 2025, and 2024, we sold to over 1,000 customers in over 100 countries. In addition, over the last three fiscal years, we have sold to thousands of end users through our indirect sales channel. These customers represent a diverse set of market verticals including enterprise data centers, cloud computing, AI, 5G and edge computing markets.

Sales and Marketing

Our sales and marketing activities are conducted through a combination of our direct sales force and our indirect sales channel partners. Our direct sales force is primarily focused on selling Total IT Solutions and DCBBS, including management software and global services, to large scale cloud, enterprise and OEM customers. In addition, we operate a centralized command center, designed to assist customers with quick and accurate configurations.

SMCI | 2026 Form 10-K | 5

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

International Sales

Our global sales efforts are primarily supported by our international offices in the Netherlands, Taiwan, Malaysia, as well as by our United States based sales team. Product fulfillment and first level support for our international customers are provided by Supermicro Global Services, as well as through our indirect sales channel and OEMs. Sales to customers located outside of the United States represented 29.1%, 40.6%, and 32.0% of net sales in fiscal years 2026, 2025, and 2024, respectively. Our geographic sales mix fluctuated significantly during fiscal year 2026, driven in part by the concentrated deployment of large-scale AI data center customers.

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

Intellectual Property ("IP")

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

Although we believe that our patents have value, neither our business as a whole nor any of our principal businesses are materially dependent on a single patent.

Manufacturing and Quality Control

We manufacture the majority of our systems at our San Jose, California headquarters. We believe we are the only major server, storage, and accelerated compute platform vendor that designs, develops, and manufactures a significant portion of its systems in the United States. Global assembly, test and quality control of our servers are performed at our manufacturing facilities in San Jose, California, Taiwan, the Netherlands, and Malaysia. During fiscal year 2026, we expanded our United States manufacturing capacity, including a new Silicon Valley business complex and DCBBS campus near our headquarters. In each of our existing facilities, a Quality and Environmental Management System has been certified according to ISO 9001, ISO 14001 and/or ISO 13485 standards. Our suppliers and contract manufacturers are required to adhere to the same standards to maintain consistent product and service quality and continuous improvement of quality and environmental performance.

SMCI | 2026 Form 10-K | 6

We use several third-party suppliers and contract manufacturers for materials and sub-assemblies. We believe that selectively using outsourced manufacturing services allows us to focus on our core competencies in product design and development, and increases our operational flexibility. We believe our manufacturing strategy allows us to adjust manufacturing capacity in response to changes in customer demand and to rapidly introduce new products to the market. We use Ablecom Technology, Inc. (“Ablecom”) and its affiliate Compuware Technology, Inc. (“Compuware”), both of which are related parties to us, for contract design and manufacturing coordination support. We work with Ablecom to optimize modular designs for our chassis and several other components. Ablecom also coordinates the manufacturing of chassis for us. In addition to providing a large volume of contract manufacturing services to us, Ablecom warehouses multiple components and subassemblies manufactured by various suppliers before shipping them to our facilities in the United States, Europe, and Asia. We also have a series of agreements with Compuware, including multiple product development, production and service agreements, as well as product manufacturing agreements and lease agreements for office space. Compuware also serves as a non-exclusive authorized distributor of our products and, from time to time, as our sales representative. See Note 11, “Related Party Transactions” in the notes to the consolidated financial statements in this Annual Report and Part III, Item 13, “Certain Relationships and Related Transactions and Director Independence.”

We continuously monitor our inventory to meet customer delivery requirements and minimize the risk of inventory obsolescence. Due to our building-block designs, our inventory can generally be used with multiple products, lowering working capital requirements and reducing the risk of inventory write-downs. During fiscal year 2026, the computer server industry experienced supply constraints for certain components, including memory and storage, as well as GPU and CPU availability, which affected the timing of certain of our product deliveries, as well as the pricing of these items. See "Risk Factors—Risks Related to our Global Operating Business and Industry—We rely on a limited number of suppliers for certain components used to manufacture our products" for additional information.

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

We believe that we compete favorably with respect to most of these factors. However, most of our competitors have longer operating histories, significantly greater resources, greater name recognition, or deeper market penetration. They may be able to allocate more resources to the development, promotion, and sale of their products, which could allow them to respond more quickly to new technologies and changes in customer needs. In addition, it is possible that new competitors could emerge and gain significant market share. See "Risk Factors—Risks Related to our Global Operating Business and Industry—Changing technology and intense competition require us to continuously innovate while controlling product costs, and our failure to do so may result in decreased revenues and profitability" for additional information.

SMCI | 2026 Form 10-K | 7

Government Regulation

Compliance with laws, rules, and regulations has not otherwise had a material effect upon our capital expenditures, results of operations, or competitive position and we do not currently anticipate material capital expenditures for environmental control facilities. Compliance with existing or future governmental regulations, including, but not limited to, those pertaining to IP ownership and infringement, taxes, import and export requirements and tariffs, anti-corruption, business acquisitions, foreign exchange controls and cash repatriation restrictions, data privacy requirements, competition and antitrust, advertising, employment, product regulations, cybersecurity, environmental, health and safety requirements, the responsible use of AI, climate change, cryptocurrency, and consumer laws, could further increase our costs, impact our competitive position, and otherwise may have a material adverse impact on our business, financial condition and results of operations in subsequent periods. To date, costs and expenses incurred to comply with these governmental regulations, including environmental and import and export controls regulations, have not been material to our business, financial condition, results of operations, and competitive position, although compliance-related costs, including legal, consulting and personnel expenditures, may continue to increase as a result of the evolving regulatory landscape and matters described in “Risks Related to Regulatory, Legal, Our Stock, and Other Matters” below.

We are subject to U.S. and other applicable trade control regulations that restrict with whom we may transact business, including the economic sanctions administered and enforced by the U.S. Department of the Treasury, Office of Foreign Assets Control (“OFAC”) and the export and import control regulations, including the Export Administration Regulations (“EAR”), enforced by the U.S. Department of Commerce Bureau of Industry and Security (“BIS”), among other U.S. and non-U.S. government agencies. We may also be subject to sanctions and trade control regulations administered by other jurisdictions in which we operate, including the European Union, the United Kingdom, and the United Nations Security Council. If we fail to comply with applicable sanctions, export control, import, or antiboycott laws and regulations, we may be subject to enforcement actions, including civil and/or criminal penalties, the blocking or freezing of assets, prohibition of transactions, or denial of export privileges. The U.S. and other countries continually update their lists of export-controlled items, technologies, and restricted parties, and may impose new or more restrictive export, imports, or sanctions requirements on our products, customers, or markets in the future. Our products, or those on which we or our customers rely, may be classified under the Commerce Control List and may require export licenses depending on the classification, destination, end user, and end use. As a result of regulatory changes, we may be required to obtain licenses or other authorizations to continue supporting existing customers or to supply existing products to new customers in China, Eastern Europe, Southeast Asia, and elsewhere. Further escalations in trade restrictions or hostilities, particularly between the U.S. and China, could impede our ability to develop, sell or support our products.

We maintain an export compliance program designed to comply with applicable export controls. However, there can be no assurance that our compliance efforts will successfully prevent all violations or that our products will not be diverted to unauthorized end users or end uses in circumvention of our program. In connection with the matters described under “Risks Related to Regulatory, Legal, Our Stock, and Other Matters” below, the Company has undertaken, and is continuing to undertake, a review and enhancement of its export compliance program. There can be no assurance that these enhancements will be sufficient to prevent future violations or satisfy the expectations of governmental authorities.

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

SMCI | 2026 Form 10-K | 8

In January 2025, the U.S. export control regulations targeting advanced integrated circuits and computing were further revised to include a worldwide authorization requirement for certain of our advanced computing products (the “AI Diffusion Rule”). In May 2025, BIS announced the rescission of the AI Diffusion Rule and stated that it would not enforce the rule's worldwide licensing and other requirements, and issued new guidance to strengthen export controls on advanced computing integrated circuits, including guidance regarding the potential diversion of such items and the application of General Prohibition 10. BIS has stated that it intends to issue replacement export control regulations in the future, but the scope and timing of those regulatory changes remain uncertain. BIS did not change the pre-existing controls over advanced computing items, which, for example, require licenses to ship such items to most countries in the Middle East, China, and to companies worldwide if headquartered in, or with an ultimate parent in, China. Such regulatory changes could impact our new and existing business, and place new regulatory requirements on our suppliers, customers and/or end users, or on the data centers into which our products are deployed.

Compliance with ever-changing regulations is complex and time consuming. We may experience delays in implementing procedures to address the evolving regulatory requirements. The process to obtain licenses required under applicable export control regulations is complicated and time-consuming in the event we determine to pursue them, and there is no guarantee that they will be granted. Our competitive position and future results may be harmed, over the long-term, if there are further changes in import and export controls, including further expansion of the geographic, customer, end use, deemed export, or product scope of the controls, if customers purchase product from competitors, if customers develop their own internal solution, if we are unable to provide contractual warranty or other extended service obligations, if licenses are not granted in a timely manner or denied to significant customers or if we incur significant transition costs. Even if requested licenses are granted, they may be temporary or impose burdensome conditions that we or our customers or end users cannot or choose not to fulfill. The licensing requirements may benefit certain of our competitors, as the licensing process could make our technical support efforts more cumbersome and less certain, encouraging customers to pursue alternatives to our products.

In addition, certain inbound or outbound investments involving sensitive technologies, including advanced computing and semiconductor technologies, may be subject to review, notification, or prohibition under U.S. or other regulations, including foreign direct investment regimes such as the Committee on Foreign Investment in the United States and the U.S. Outbound Investment Security Program. These requirements may limit our ability to pursue certain strategic investments, joint ventures, or acquisitions, and may increase the cost, delay, or uncertainty associated with such transactions.

See “Risks Related to Regulatory, Legal, Our Stock, and Other Matters” for additional discussion of risks related to government regulation.

Human Capital Resources and Management

We recognize the critical importance of talent and culture in fulfilling our vision as an innovator in high-performance, high-efficiency server, storage, networking, and management solutions. We consider our highly qualified and motivated employees to be a key factor in our business success.

Demographics

As of June 30, 2026, we employed over 7,000 employees, consisting of approximately 3,500 employees engaged in research and development, approximately 800 engaged in sales and marketing, approximately 600 engaged in general and administrative, and approximately 2,100 engaged in manufacturing. Of these employees, over 3,200 employees are based in our San Jose, California headquarter facilities. Our employees are not represented by any collective bargaining organization, and we have never experienced a work stoppage.

Talent Strategy

Our talent strategy focuses on attracting skilled, engaged employees who contribute the capabilities critical to our innovative and forward-looking business. Our recruiting process sources candidates with professional qualifications and growth potential. We conduct goals-based performance reviews and set clear expectations to motivate employees toward Company objectives and personal growth. We provide role-based and product related training to ensure our employees have the knowledge and skills to maintain our competitive industry advantage.

SMCI | 2026 Form 10-K | 9

Culture

We believe a workplace that encourages different voices, perspectives, and backgrounds creates better teams, smarter solutions, and faster innovation. We strive to create a culture that promotes inclusion and belonging to boost team dynamics, productivity, and innovation within the organization. We believe employees should expect to be treated fairly and respectfully and should feel comfortable contributing, knowing that their perspectives are heard and valued.

Total Rewards Program

Our total rewards program is designed to attract and reward talented individuals who possess the skills necessary to support our business objectives, help achieve our strategic goals, and create long-term value for our stockholders. Compensation packages include base salary, bonus programs, and equity grants to eligible employees.

Health, Safety & Wellness

We are committed to providing a safe workplace that protects against and limits personal injury and environmental harm. We follow international standards and regulations for product safety and security. Our health and safety programs emphasize personal accountability, professional conduct, and regulatory compliance, while our culture fosters proactivity, caution, and communication.

Corporate Information

We were founded and maintain our worldwide headquarters in San Jose, California, where approximately half of our employees are based. As one of the largest employers in the City of San Jose, we are proud to be an active member of the San Jose and Silicon Valley communities.

We were incorporated in California in September 1993 and subsequently reincorporated in Delaware in March 2007. Our common stock is listed on the Nasdaq Global Select Market under the symbol “SMCI”. Our 7.00% Series A Mandatory Convertible Preferred Stock (the “Mandatory Convertible Preferred Stock”) in the form of depositary shares are listed on the Nasdaq Global Select Market under the ticker “SMCIP”. Our principal executive offices are located at 980 Rock Avenue, San Jose, California 95131. Our telephone number is (408) 503-8000, and our website address is www.supermicro.com.

Financial Information about Segments and Geographic Areas

Please see Note 2, “Segment Information” in the notes to the consolidated financial statements in this Annual Report for information regarding segment reporting, as well as our net sales by geographic region. See Part I, Item 1A, “Risk Factors” for further information on risks associated with our international operations.

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

SMCI | 2026 Form 10-K | 10

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge, on or through our website at www.supermicro.com as soon as reasonably practicable after we electronically file such reports with, or furnish those reports to, the SEC. Information contained on our website is not incorporated by reference in, or made part of, this Annual Report or our other filings with, or reports furnished to, the SEC. The SEC’s website, www.sec.gov, contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The information contained on our website, or available by hyperlink from our website, or in our social media posts is not incorporated into this Annual Report or other documents we file with, or furnish to, the SEC. We intend to use our website and social media posts as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Such disclosures will be included in the "Investor Relations" section of our website. Accordingly, investors should monitor that section of our website, in addition to following our social media posts, press releases, investor presentations, SEC filings and public conference calls and webcasts.

SMCI | 2026 Form 10-K | 11

Item 1A. Risk Factors

Our business involves significant risks, some of which are described below. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our business, financial condition, results of operations, cash flows, other key metrics and the trading price of our common stock. You should carefully consider the risks and uncertainties described below, together with all the other information in this Annual Report, including “Legal Proceedings,” “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” “Controls and Procedures” and the consolidated financial statements and the related notes. In addition, you should consider the interrelationship and compounding effects of two or more risks occurring simultaneously. Unless otherwise indicated, references to our business being harmed in these risk factors will include harm to our business, reputation, financial condition, results of operations, revenue, and future prospects. In that event, the market price of our common stock could decline, and you could lose part or all of your investment. You should not interpret our disclosure of any of the following risks to imply that such risks have not already materialized.

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
•Our sales are concentrated in a few large customers, and if we lose or experience a significant reduction in sales to any key customer, or any key customer experiences a significant decline in market share, or significant financial difficulties, our revenue may decrease substantially and our results of operations and financial condition may be harmed;
•We may be unable to secure additional financing on favorable terms, or at all, which in turn could impair the rate of our growth, and any financing that we do obtain may dilute our stockholders, restrict our growth, or contain other unfavorable terms;
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
•We are subject to order and shipment uncertainties. If we are unable to accurately predict customer demand, we may hold excess or obsolete inventory, which would reduce our gross margin. Conversely, we may have insufficient inventory or be unable to obtain the supplies or contract manufacturing capacity to meet demand, which would result in lost revenue opportunities and potential loss of market share as well as damaged customer relationships;
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
•The AI industry has driven a significant portion of our recent success. The AI industry involves significant risks and uncertainties, and the use of AI by our workforce may present risks to our business;
SMCI | 2026 Form 10-K | 12

•Our results of operations may be subject to fluctuations based upon certain investments we make;
•Our growth into markets outside the United States exposes us to risks inherent in international business operations.
•Climate change may have a long-term impact on our business;
•We were delinquent in certain SEC reporting obligations in prior fiscal years, which may increase the risk of SEC enforcement actions, damage investor confidence, and require significant resources to correct. We have since implemented enhanced compliance controls to prevent recurrence;
•We previously identified material weaknesses in our internal control over financial reporting, which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner. We are implementing measures to remediate these material weaknesses.

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
•We are subject to complex laws, rules, regulations, and political and other actions, including restrictions on the export of our products, which may adversely impact our business;
•Because our products and services may store, process and use data, some of which contains personal information, we are subject to complex and evolving domestic and international laws and regulations regarding privacy, data protection and other matters, which are subject to change and may adversely impact our business and operating results;
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
•Provisions of our certificate of incorporation and bylaws and Delaware law and provisions in our governing documents could delay or prevent a change of control of our company;
•The concentration of our capital stock ownership may limit your ability to influence corporate matters.

Financial Risks
•Our indebtedness, liabilities, and other contractual obligations could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to meet those obligations;
•Provisions in our 2029 Convertible Notes Indenture, the 2028 Convertible Notes Indenture, and the 2030 Convertible Notes Indenture, the conversion of our Mandatory Convertible Preferred Stock or Depositary Shares, or the payment of dividends on Mandatory Convertible Preferred Stock in shares of common stock, may dilute the ownership interest of our existing stockholders;
•The capped call transactions entered into in connection with the issuance of the 2029 Convertible Notes and the 2030 Convertible Notes subject us to counterparty risk and may affect our common stock;
•Our operating results may be adversely impacted by additional tax liabilities, higher than expected tax rates, changes in tax laws, and other tax-related factors;
•We do not expect to pay any cash dividends in the foreseeable future, except for the 7.00% dividend on our Mandatory Convertible Preferred Stock.

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
SMCI | 2026 Form 10-K | 13

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

Moreover, customers may hesitate to purchase, or not continue to purchase, our products due to ongoing reputational harm, negative publicity or other concerns related to our previously late filings of our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 and Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 2024 and December 31, 2024 (together the “Delinquent Reports”). Any of these factors could prevent us from achieving our anticipated financial results. For example, we have granted and may continue to grant extended payment terms to some customers, particularly during macroeconomic downturns, which could impact our ability to collect payment. Our vendors have requested and may continue to ask for shorter payment terms, which may impact our cash flow generation. These arrangements reduce the cash we have available for general business operations. In addition, the pace of growth in our operating expenses and investments may lag our revenue growth, creating volatility or periods where profitability levels may not be sustainable. Failure to meet our expectations or the expectations of our investors or security analysts is likely to cause our stock price to decline, as it has in the past, or substantial price volatility.

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
SMCI | 2026 Form 10-K | 14

Our sales are concentrated in a few large customers, and if we lose or experience a significant reduction in sales to any key customer, or any key customer experiences a significant decline in market share or, significant financial difficulties, our revenue may decrease substantially and our results of operations and financial condition may be harmed.

We have become increasingly dependent upon larger sales to grow our business. In recent years, we have completed larger sales to leading internet data center and cloud customers, large enterprise customers and OEMs. We had one customer account for 10% or more of our net sales in fiscal year 2026, four customers account for 10% or more of our net sales in fiscal year 2025, and one customer account for 10% or more of net sales in fiscal year 2024. We anticipate we may continue to have customers account for 10% or more of net sales in the future, and any subsequent loss of such customers could have a material adverse effect on our business and results of operations. If customers buy our products in greater volumes and their business becomes a larger percentage of our net sales, we may grow increasingly dependent on those customers to maintain our growth. If our largest customers do not purchase our products, or we are unable to supply such customers with products, at the levels, in the timeframes or within the geographies that we expect, including as a result of a global economic downturn, excessive credit risk, or a desire by such customers to limit their dependency upon us as a supplier, our ability to maintain or grow our net sales will be adversely affected.

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

Additionally, as we and our partners focus increasingly on selling to larger customers and attracting larger orders, we expect greater costs of sales. Our sales cycle may become longer, and more expensive, as larger customers typically spend more time negotiating contracts than smaller customers. Such larger orders may require greater commitments of working capital, which may require increased borrowings under our credit facilities to fund purchases of key components (such as CPUs, memory, solid-state drives ("SSDs") and GPUs) necessary for such orders, which could adversely affect our cash flow and expose us to the risk of holding excess and obsolete inventory, if there are delays or cancellations. Furthermore, larger customers also often seek greater levels of support in the implementation and use of our server solutions. An actual or perceived inability to meet customer support demands may adversely affect our relationship with such customers, which may affect the likelihood of future purchases of our products. Larger customers may also request larger amounts of credit or longer payment terms, which, if granted, increases our risks in the event customers do not pay or make timely payment, which risk is exacerbated in the event our payment terms with major suppliers of necessary components for such orders do not match the payment terms of our customers.

As a result of the above factors, our quarter-to-quarter results of operations may be subject to greater fluctuation and our stock price may be adversely affected.

We may be unable to secure additional financing on favorable terms, or at all, which in turn could impair the rate of our growth, and any financing that we do obtain may dilute our stockholders, restrict our growth, or contain other unfavorable terms.

We had net income of $2,230.5 million, $1,048.9 million, and $1,152.7 million in fiscal years 2026, 2025, and 2024, respectively. During fiscal year 2025, we issued $700.0 million aggregate principal amount of our 2028 Convertible Notes in a private placement, and we issued $2.3 billion aggregate principal amount of our 2030 Convertible Notes in a private placement. During fiscal year 2026, we entered into a credit agreement with JP Morgan for a Revolving Credit Facility of $2,000.0 million. In addition, during fiscal year 2026, our Taiwan subsidiary, where we maintain significant operations, increased its lines of credit, or entered into new lines of credit, with various commercial banks in Taiwan, including also entering into a credit agreement with CTBC Bank Co., Ltd. (“CTBC”) which provides for two revolving credit facilities totaling $1,765.0 million.

SMCI | 2026 Form 10-K | 15

We believe that our current cash, cash equivalents and internally generated cash flows that we expect to generate will be sufficient to support our operating businesses and maturing debt and interest payments for the 12 months following the issuance of the financial statements included in this Annual Report. Nevertheless, we intend to continue to grow our business, which could require additional capital. We may need to further expand our credit facilities, enter into new credit facilities or engage in additional equity, debt or other type of financings to secure additional capital to continue or increase our rate of growth. If we raise additional capital through additional future issuances of equity or equity-linked securities, our existing stockholders could suffer significant dilution, and any new equity securities we may issue could have rights, preferences and privileges superior to those holders of our common stock. Any credit facility or debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which could make it more difficult for us to raise additional capital and to pursue our growth strategies. If we are unable to secure additional funding on favorable terms, or at all, when we seek it, we may not be able to continue the rate of our growth. In addition, no assurances can be given that in the event that we secure such financing that the proceeds thereof will be used effectively or result in growth.

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

SMCI | 2026 Form 10-K | 16

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

Any failure, disruption or security breach or incident of or impacting our IT infrastructure or information management systems could have an adverse impact on our business and operations.

Our business depends significantly on effective and efficient information management systems, and the reliability and security of our IT infrastructure are essential to the operation, health and expansion of our business. For example, the information gathered and processed by our information management systems assists us in managing our supply chain, financial reporting, monitoring customer accounts, and protecting our proprietary and confidential business information, plans, trade secrets, and intellectual property, among other things. In addition, these systems may contain personal data or other confidential or otherwise protected information about our employees, our customers’ employees, or other business partners. We must continue to expand and update this infrastructure in response to our changing requirements as well as evolving security standards and risks.

In some cases, we may rely upon third-party providers of hosting, support and other services to meet our IT requirements. Any failure to manage, expand and update our IT infrastructure, including our enterprise resource planning ("ERP") system and other applications, any failure in the extension implementation or operation of this infrastructure, or any failure by our hosting and support partners or other third-party service providers in the performance of their services could materially harm our business. In addition, we have partnered with third parties to support our IT systems and to help design, build, test, implement and maintain our information management systems.

SMCI | 2026 Form 10-K | 17

Like other companies, we are subject to ongoing attempts by malicious actors, including through hacking, malware, ransomware, denial-of-service attacks, social engineering, exploitation of internet-connected devices, and other attacks, to obtain unauthorized access to, acquire or misuse confidential information, or to disrupt service reliability and threaten the confidentiality, integrity and availability of our systems and information we process. Cybersecurity threats may also be enhanced, accelerated or facilitated by artificial intelligence, including through more sophisticated phishing, malware, social engineering, vulnerability discovery, credential attacks, deepfakes, automated intrusion attempts and other techniques. The use of AI by malicious actors may increase the frequency, scale, speed and effectiveness of attacks against us, our suppliers, customers, service providers, partners and products, and may make such attacks more difficult to detect, investigate, contain or remediate. Cyber threats have increased in recent years, in part due to increased remote work and frequent attacks, including in the form of phishing emails, malware attachments and malicious websites. Additionally, cybersecurity researchers have warned of increased risks of cyber-attacks, in connection with the Russia-Ukraine war. While we work to safeguard our internal network systems and validate the security of our third-party service providers to mitigate these potential risks, including through information security policies, employee awareness and training, there is no assurance that such actions have been or will be sufficient to prevent cyber-attacks or security breaches or incidents. We have been in the past, and may be in the future, subject to social engineering and other cybersecurity attacks, and these attacks may become more prevalent with substantial portion of our workforce being distributed geographically, particularly given the increased remote access to our networks and systems as a result. Further, our third-party service providers may have been and may be in the future subject to such attacks or otherwise may suffer security breaches or incidents, and if these third parties do not maintain adequate safeguards, a breach of their systems could in turn compromise our networks, products or customer data. Our systems may also be accessed by contractors, consultants, or other third-party vendors in connection with their services to us, and inconsistent screening, onboarding, or monitoring of such access could increase the risk of unauthorized access to our systems or data compromise. In addition, actions by our employees, service providers, partners, contractors, or others, whether malicious or in error, could affect the security of our systems and information. Further, a breach or compromise of our IT infrastructure or that of our third-party service providers could result in the misappropriation of intellectual property, business plans, trade secrets or other information. Additionally, while our security systems are designed to maintain the physical security of our facilities and information systems, accidental or willful security breaches or incidents or other unauthorized access by third parties to our facilities or our information systems could lead to unauthorized access to, or misappropriation, disclosure, or other processing of proprietary, confidential and other information. Moreover, new laws and regulations, such as the European Union’s General Data Protection Regulation, the California Consumer Privacy Act (“CCPA”), add to the complexity of our compliance obligations and increase our compliance costs. Although we have established internal controls and procedures intended to comply with such laws and regulations, any actual or alleged failure to fully comply could result in significant penalties and other liabilities, harm to our reputation and market position, business and financial condition.

Despite our implementation of security measures, our systems and those of our third-party service providers are vulnerable to damage from these or other types of attacks, errors or acts of omissions. In addition, our systems may be impacted by natural disasters, terrorism or other similar disruptions. Any system failure, disruption, accident or security breach or incident affecting us or our third-party service providers could result in disruptions to our operations and loss or unavailability of, or unauthorized access or damage to, inappropriate access to, or use, disclosure or other processing of confidential information and other information maintained or otherwise processed by us. Any actual or alleged disruption to, or security breach or incident affecting, our systems or those of our third-party partners could damage our reputation, lead to theft or misappropriation of our intellectual property and trade secrets, result in regulatory investigations, claims or litigation, affect our relationships with our customers, require us to bear significant remediation and other costs, and ultimately harm our business, financial condition and operating results. These risks may be heightened as cyber threats evolve through the use of artificial intelligence and other advanced technologies, which could enable attackers to more rapidly identify and exploit vulnerabilities, impersonate employees, customers or business partners, bypass security controls, or target our supply chain, products or customer deployment environments. In addition, we may be required to incur significant costs to protect against or mitigate damage caused by disruptions or security breaches or incidents. Our costs incurred in efforts to prevent, detect, alleviate or otherwise address cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant and such efforts may not be successful. All of these costs, expenses, liability and other matters may not be covered adequately by insurance and may result in an increase in our costs for insurance or insurance not being available to us on economically feasible terms, or at all. Insurers may also deny us coverage as to any future claim. Any of these results could harm our financial condition, business and reputation.

SMCI | 2026 Form 10-K | 18

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

We use Ablecom, a related party, for contract design and manufacturing coordination support and warehousing, and Compuware, also a related party and an affiliate of Ablecom, for distribution, contract manufacturing and warehousing. We work with Ablecom to optimize modular designs for our chassis and certain other components. We outsource to Compuware a portion of our design activities and a significant part of our manufacturing of subassemblies, particularly power supplies. Our purchases of products from Ablecom and Compuware represented 2.1%, 3.3%, and 4.3% of our cost of sales for fiscal years 2026, 2025, and 2024, respectively. Ablecom and Compuware’s sales to us constitute a majority of Ablecom’s and Compuware’s net sales. Ablecom and Compuware are both privately held Taiwan-based companies. In addition, we have appointed Compuware as a nonexclusive authorized distributor of our products in Taiwan, China, Australia, Malaysia, and U.S. in addition to acting as our sales representative. Each of Ablecom and Compuware are also developing campuses in close proximity to the campus we developed in Malaysia to expand our manufacturing.

Steve Liang, Ablecom’s Chief Executive Officer and largest shareholder, is the brother of Charles Liang, our President, Chief Executive Officer and Chairman of our Board of Directors (the “Board”). Steve Liang owned no shares of our common stock as of June 30, 2026, 2025, or 2024. Charles Liang and his spouse, Sara Liu, our Co-Founder, Senior Vice President and Director, jointly owned approximately 10.5% of Ablecom’s common stock, while Mr. Steve Liang and his family members owned approximately 35.5% of Ablecom’s outstanding common stock as of June 30, 2026. Steve Liang is also a member of Compuware’s board of directors and is an equity holder of Compuware. Neither Charles Liang nor Sara Liu own any shares of Compuware. In addition, neither Charles Liang nor Sara Liu serve on the board of directors of either Ablecom or Compuware.

Bill Liang, a brother of both Charles Liang and Steve Liang, is a member of the board of directors of Ablecom. Bill Liang is also the Chief Executive Officer of Compuware, Chairman of Compuware’s board of directors and a holder of equity interest in Compuware.

Charles Liang and Sara Liu are both significant stockholders of the Company, and have considerable influence over the management of our business relationships. Accordingly, we may be disadvantaged by the economic interests of Mr. Charles Liang and his spouse, Ms. Sara Liu, as stockholders of Ablecom and Mr. Charles Liang’s personal relationship with Ablecom’s Chief Executive Officer and Compuware’s Chief Executive Officer.

In addition, a sibling of Yih-Shyan (Wally) Liaw, former Senior Vice President, Business Development and director on our Board, owns approximately 11.7% of Ablecom’s capital stock and 8.7% of Compuware’s capital stock. As of June 30, 2026, Wally Liaw is no longer an employee of the Company and is not a member of the Company’s Board of Directors.

In October 2023, Ablecom and Compuware acquired an approximate 30% interest in Leadtek Research Inc. (“Leadtek”), a Taiwan company specializing in providing professional graphics cards and workstation solutions (the "Leadtek Investment"). While prior to the Leadtek Investment none of our related persons had a direct or indirect material interest in any transactions with Leadtek, as of June 30, 2026, Steve Liang, wife of Steve Liang (Chang Jian-Tsun), and Bill Liang serve as three of the seven members of the Leadtek’s board of directors.

We may not negotiate or enforce contractual terms as aggressively with Ablecom or Compuware as we might with an unrelated party, and the commercial terms of our agreements may be less favorable than we might obtain in negotiations with third parties. If our business dealings with Ablecom or Compuware are not as favorable to us as arms-length transactions, our results of operations may be harmed.
SMCI | 2026 Form 10-K | 19

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

Our future success depends in large part upon the continued service of our current executive management team and other key employees. Charles Liang, our President, Chief Executive Officer and Chairman of the Board, is critical to the overall management of our company as well as to our strategic direction. Mr. Liang co-founded our company and has been our Chief Executive Officer since our inception. His experience in leading our business and his personal involvement in key relationships with suppliers, customers and strategic partners are extremely valuable to us. We currently do not have a succession plan for the replacement of Mr. Liang if it were to become necessary. Additionally, we are particularly dependent on the continued service of our existing research and development personnel because of the complexity of our products and technologies. While the vesting of certain long-term performance-based option awards granted to Mr. Liang are tied to Mr. Liang remaining as our Chief Executive Officer (or such other position as the Board may agree), our employment arrangements with our executives and employees do not require them to provide services to us for any specific length of time, and they can terminate their employment with us at any time, with or without notice, without penalty. The loss of services of any of these executives or of one or more other key members of our team could seriously harm our business.

We are subject to order and shipment uncertainties. If we are unable to accurately predict customer demand, we may hold excess or obsolete inventory, which would reduce our gross margin. Conversely, we may have insufficient inventory or be unable to obtain the supplies or contract manufacturing capacity to meet demand, which would result in lost revenue opportunities and potential loss of market share as well as damaged customer relationships.

SMCI | 2026 Form 10-K | 20

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

Negative publicity about us or our products, even if inaccurate or untrue, could adversely affect our reputation and confidence in our products, which could harm our business and operating results. For example, on August 27, 2024, a news article was published by a short seller alleging evidence of accounting manipulation, sibling self-dealing and sanctions evasion (the “Report”). We indicated that such Report contained false or inaccurate statements about us, including misleading presentations of information we previously shared publicly and announced the results of the related investigation by an independent special committee of the Board (the “Special Committee”).

On March 19, 2026, the U.S. Attorney’s Office for the Southern District of New York unsealed an indictment of three individuals either employed or associated with the Company at the time, including Yih-Shyan (Wally) Liaw, a former Senior Vice President, Business Development and director on our Board, in connection with an alleged conspiracy to commit export control violations (the “Indictment”). Although the Company is not named as a defendant or alleged to be a co-conspirator in the Indictment, and the three individuals are no longer employed or associated with the Company, the Company has been cooperating with the government’s investigation. The Indictment, as well as the prior publication of the Report and our previous Delinquent Reports have all contributed to significant volatility in, and declines of, the trading price of our common stock, as well as harm to our reputation, and could continue to do so in the future.

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

SMCI | 2026 Form 10-K | 21

We rely on a limited number of suppliers for certain components used to manufacture our products.

Certain components used in the manufacture of our products are available from a limited number of suppliers. Shortages could occur in these essential materials due to an interruption of supply, including interruptions on the global supply chain (such as did occur in connection with the prior COVID-19 pandemic, prior global economic downturns, and emergence of regional conflicts) or increased demand in the industry (such as did occur due to volatility in emergent and rapidly evolving markets, including AI). Similar future events may cause additional interruptions in the global supply chain. One supplier accounted for a significant portion of our total purchases in fiscal year 2026 of 63.1%, and two suppliers accounted for a significant portion of our total purchases in fiscal year 2025 of 64.4% and 5.1%, and 65.4% and 6.3% in fiscal year 2024, respectively. If any of our largest suppliers discontinue their operations, if our relationships with them are adversely impacted, or there are significant adverse changes to the terms upon which we do business, we could experience a material adverse effect on our business, results of operations and financial condition.

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

In addition, most of our competitors have longer operating histories, significantly greater resources, greater name recognition, or deeper market penetration. They may be able to allocate more resources to the development, promotion, and sale of their products, which could allow them to respond more quickly to new technologies and changes in customer needs. It is also possible that new competitors could emerge and gain significant market share. Both legacy competitors as well as new entrants, predominantly Asia-based competitors, have intensified market competition in recent years leading to pricing pressure. To preserve our revenues and product margin structures, we remain reliant on an integrated customer and market approach that anticipates end customer needs as requirements evolve. We also must continue to develop more advanced, differentiated products that command a premium with customers, while conversely continuing to focus on streamlining product costs for established legacy products. If we fail to continue to develop enhanced or new products that enable us to increase revenues while maintaining consistent margins, or over time are unable to adjust our cost structure to continue to competitively price more mature products, our financial condition and results of operations could be materially and adversely affected.

The AI industry has driven a significant portion of our recent success. The AI industry involves significant risks and uncertainties, and the use of AI by our workforce may present risks to our business.

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

SMCI | 2026 Form 10-K | 22

Our employees, contractors, consultants, service providers or other members of our workforce have used and may continue to use internal or third-party AI tools and other machine learning technologies, including publicly available generative AI platforms, on an unauthorized or inappropriate basis, which poses additional risks relating to the protection of data including the potential exposure of our proprietary confidential information to unauthorized recipients and the misuse of our or third-party intellectual property. Use of AI technology by our workforce may also result in allegations or claims against us related to violations of third-party intellectual property rights, unauthorized access to or use of proprietary information, failure to comply with open-source software requirements, or violations of laws, regulations, customer requirements or our internal policies. Moreover, with the use of certain AI and other machine learning technologies, including those licensed from third parties, there may be a lack of transparency of the sources of data used to train or develop such technologies or how inputs are converted to outputs, and we may not be able to fully validate this process and its accuracy. AI technology may also produce inaccurate, incomplete, biased, misleading or fabricated responses that could lead to errors in our decision-making, solution development, financial reporting, compliance activities, customer communications or other business activities, result in content that is biased, harmful or discriminatory, or otherwise not function as intended, and any of the foregoing could have a negative impact on our business, our reputation, operating results and financial condition, or we could be subject to claims (including product liability claims), litigation (including class actions) or incur liability. Our ability to mitigate these risks will depend on our continued effective training, monitoring and enforcement of appropriate policies, procedures and controls governing the use of AI technology, and compliance by our workforce. However, our policies, controls, training and monitoring may not be sufficient to prevent unauthorized, inappropriate or harmful uses of AI technologies.

AI or machine learning technologies usage by our service providers in their business activities, whether or not known to us, could also expose us to risks. The failure of one or more such service providers to meet our expectations, including by use of AI tools in contravention of agreements with us, inputting our confidential or proprietary information into AI tools, or roll-out of new AI tools without our approval, may have an adverse effect on our operations or financial condition, result in legal or regulatory violations, jeopardize our intellectual property rights or give rise to issues pertaining to data privacy and data protection.

Furthermore, laws and regulations focused on the use and provision of AI or machine learning technologies may impose certain obligations on us and could result in monetary penalties or other regulatory actions. The regulatory framework for AI continues to evolve and is largely unsettled and fast-moving to varying extents in the jurisdictions in which we operate. Uncertainty in the legal regulatory regime relating to AI may require significant resources to modify and maintain business practices to comply with laws, the nature of which cannot be determined at this time. These obligations may make it harder for us to conduct our business using AI, lead to regulatory fines or penalties, require us to change our product offerings or business practices, or prevent or limit our use of AI. If we cannot use AI, or that use is restricted, it could lead to business disruption, our business may be less efficient, or we may be at a competitive disadvantage. Replacement of these technologies with compliant alternatives could require substantial capital expenditures or lead to a loss of proprietary data or historical optimization. Our failure, or perceived failure, to comply fully with developing interpretations of AI or machine learning technologies laws and regulations, or meet evolving and varied stakeholder expectations and industry standards, could harm our business, reputation, financial condition, and operating results.

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

We market and sell our systems and subsystems and accessories both inside and outside the United States. We intend to expand our international sales efforts, especially into Asia, and we are expanding our business operations in Europe and Asia, particularly in Taiwan, Malaysia, the Netherlands, Japan, Mexico and India. We have made, and continue to make, substantial investments for the purchase of land and the development of new facilities in Taiwan and Malaysia to accommodate our expected growth.

Our international expansion efforts may not be successful. Our international operations expose us to risks and challenges that we would otherwise not face if we conducted our business only in the United States, such as:
SMCI | 2026 Form 10-K | 23

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

Climate change may have a long-term impact on our business.

Climate change may have an increasingly adverse impact on our business and on our customers, partners and vendors. Water and energy availability and reliability in the regions where we conduct business is critical, and certain of our facilities may be vulnerable to the impacts of extreme weather events. Extreme heat and wind coupled with dry conditions in Northern California may lead to power safety shut offs due to wildfire risk, which can have adverse implications for our offices and data centers, including impairing the ability of our employees to work effectively. Climate change, its impact on our supply chain and critical infrastructure worldwide and its potential to increase political instability in regions where we, our customers, partners and our vendors do business, may disrupt our business and cause us to experience higher attrition, losses and costs to maintain or resume operations.

Our business and those of our suppliers and customers are subject to sustainability-related laws, regulations and lawsuits. New or proposed regulations relating to carbon taxes, fuel or energy taxes, pollution limits, sustainability-related disclosure and governance and supply chain governance could result in greater direct costs, including costs associated with changes to manufacturing processes or the procurement of raw materials used in manufacturing processes, increased capital expenditures to improve facilities and equipment, higher compliance and energy costs to reduce emissions, other compliance costs, and greater indirect costs resulting from our customers and/or suppliers incurring additional compliance costs that are passed on to us. These costs and restrictions could harm our business and results of operations by increasing our expenses or requiring us to alter our operations and product design activities.

Stakeholder groups may find us insufficiently responsive to the implications of climate change, and therefore we may face legal action or reputational harm. Our business could be negatively impacted by concerns around the high absolute energy requirements of our GPUs, despite their much more energy efficient design and operation relative to alternative computing platforms.

SMCI | 2026 Form 10-K | 24

We were delinquent in certain SEC reporting obligations in prior fiscal years, which may increase the risk of SEC enforcement actions, damage investor confidence, and require significant resources to correct. We have since implemented enhanced compliance controls to prevent recurrence.

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
•We may be subject to increased audit fees and additional compliance costs, heightened regulatory scrutiny and potential operational disruptions as management and personnel incur significant time and resources to remediation activities;
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

We previously identified material weaknesses in our internal control over financial reporting, which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner. We are implementing measures to remediate these material weaknesses.

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

We have concluded that our internal control over financial reporting was not effective as of June 30, 2026 due to the existence of a material weakness in such controls, and we have also concluded that our disclosure controls and procedures were not effective as of June 30, 2026 due to material weakness in our internal control over financial reporting, as described in Part II, Item 9A, “Controls and Procedures” of this Annual Report. While we have initiated remediation measures to address the identified material weakness, we cannot provide assurance that our remediation efforts will be adequate to allow us to conclude that such controls will be effective in the future. We also cannot assure you that additional material weaknesses in our internal control over financial reporting will not arise or be identified in the future. We intend to continue our control remediation activities and to continue to improve our overall control environment and our operational, IT, financial systems, and infrastructure procedures and controls, as well as to continue to train and develop our personnel who are essential to effective internal controls. In doing so, we will continue to incur expenses and expend management time on compliance-related issues. If we are unable to successfully complete our remediation efforts in a timely manner and are, therefore, not able to favorably assess the effectiveness of our internal control over financial reporting, this could further cause investors to lose confidence, and our operating results, financial position, ability to accurately report our financial results and timely file our SEC reports, and stock price could be adversely affected.

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
SMCI | 2026 Form 10-K | 25

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

In addition, the circumstances underlying the legal proceeding related matters discussed continue to create the risk of additional litigation and claims by investors and examinations, investigations, proceedings and orders by regulatory authorities. These include a broad range of potential actions that may be taken against us by the SEC or other regulatory agencies, including a cease-and-desist order and/or the assessment of possible civil monetary penalties.

For example, the Company received a subpoena from the SEC requesting the production of documents relating to certain customers, including one customer that is the subject of the allegations in the Indictment, and the Company’s controls and procedures. We are cooperating with the SEC’s requests, but we cannot predict the scope, duration, or outcome of this matter, and the SEC may issue additional subpoenas or other information requests.

The Company also received a grand jury subpoena from the U.S. Attorney’s Office for the Southern District of New York seeking documents and information relating to the individuals and facts referenced in the Indictment, as well as the Company’s compliance program and internal controls, and related issues. The Company has also received other subpoenas, and inquiries from the Department of Justice, the Office of Export Enforcement (“OEE”) of BIS, as well as foreign authorities requesting documents and information relating to certain other customers. The Company has not been informed that it is the target of any of these investigations to date, but if we become the target of any of these investigations, the Department of Justice could pursue civil or criminal enforcement actions against us, seek monetary or other penalties from us (including disgorgement), or require changes to our compliance program and internal controls.

In connection with the indictment of three former associates, the Company completed an independent investigation, which was jointly led by our Lead Independent Director and the Chair of the Board’s Audit Committee. The independent investigation was conducted by Munger, Tolles & Olson LLP, and it engaged AlixPartners LLP as an independent forensic accounting consultant (collectively, the law firm and the accounting consultant are referred to as the “Independent Advisors”). The results of the investigation were reported to the entire Board. The investigation reviewed the customer transactions that were the subject of the Indictment, as well as transactions with a selection of other customers that purchased restricted products. The investigation did not find any evidence that any current member of senior management had knowledge of the alleged diversion scheme or of any actual diversion of restricted products by the Company. The investigation found no instance in which the Company directly sold export-controlled products to known restricted parties or locations, and found no basis for concluding that the Company’s previously issued financial statements could not be relied upon based on the potential diversion of restricted products. The investigation also concluded that the Company had developed and maintained its export compliance program as its sales of restricted products increased during the period under review, and found that the Company’s compliance personnel acted in good faith, with the support of management, to mitigate the risk of export-controlled products being diverted to restricted parties or locations. In connection with the internal investigation, the Company took personnel actions, including terminations, with respect to its sales, technical support and business development functions staff for violations of various company policies. With the assistance of the Independent Advisors, the independent directors made recommendations to further enhance the Company’s export compliance program, which the Board has adopted in full and is in the process of implementing. Notwithstanding the conclusion of this internal investigation, the government investigations and inquiries described above and below remain ongoing, are not bound by the conclusions of the internal investigation, and could result in enforcement actions, penalties, fines or other adverse consequences to the Company. In addition, although the Company has taken the measures described above and adopted the Independent Advisors' recommendations in full, there can be no assurance that such measures will be effective in preventing similar circumstances from arising in the future or that the Company will not become subject to similar lawsuits, legal proceedings, disputes, claims, government inquiries or investigations.

SMCI | 2026 Form 10-K | 26

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

We are subject to complex laws, rules, regulations, and political and other actions, including restrictions on the export of our products, which may adversely impact our business.

We are subject to U.S. and other applicable trade control regulations that restrict with whom we may transact business, including economic sanctions administered and enforced by the U.S. Treasury Department’s Office of Foreign Assets Control and the import and export controls enforced by the U.S. Commerce Department’s Bureau of Industry and Security (“BIS”), among other U.S. government agencies. If we fail to comply with applicable sanctions, export control or import laws and regulations, we may be subject to civil or criminal penalties. Additionally, any violations could have a material adverse impact on our ability to sell our products to United States federal, state and local government and related entities.

For example, we have received multiple subpoenas from the OEE of BIS (the “BIS Inquiries”), including at least two subpoenas and one informal request relating to a certain customer implicated by the facts and circumstances that are also the subject of the Indictment. The BIS Inquiries seek documents relating to our business, customers, products, transactions and export compliance practices. We cannot predict the scope, duration or outcome of the BIS Inquiries, and additional subpoenas, civil investigative demands or other requests may be issued. Although we are fully cooperating with these inquiries, and although we have not been informed that we are the target of any of these inquiries, it is possible that these matters could result in significant penalties, fines or other material consequences, including criminal charges. In connection with the BIS Inquiries, BIS could seek to suspend, revoke or deny our export privileges, including through a temporary or permanent denial order that would restrict or prohibit us from participating in transactions subject to the Export Administration Regulations. Even absent a formal enforcement action, the BIS Inquiries may require substantial legal, consulting and compliance expenditures, divert management attention, impair our relationships with customers, suppliers, channel partners and government counterparties, damage our reputation, and adversely affect our ability to raise capital or complete strategic transactions. Any of these outcomes could materially and adversely affect our business, financial condition, results of operations, cash flows and the trading price of our securities.

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

SMCI | 2026 Form 10-K | 27

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

Import and export controls could disrupt our supply chain and distribution channels, negatively impacting our ability to serve demand, including in markets outside China. Repeated changes in the export control rules are likely to impose compliance burdens on our business and our customers, including increased expenditures for legal counsel, compliance personnel, screening and classification tools, and external advisors, as well as potential delays in product launches and delivery timelines, negatively and materially impacting our business.

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

SMCI | 2026 Form 10-K | 28

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

In the event import and export controls require us to transition some operations out of certain geographies, such transitions could be costly and time consuming, and adversely affect our operations during any such transition period. To the extent a customer requires products covered by the licensing requirements, we may seek a license for the customer. However, the licensing process is time-consuming. We have no assurance that any such license will be granted or that the license application will be acted upon in a timely manner or at all. Even if a license is offered, it may impose burdensome conditions that we or our customer or end users cannot or decide not to accept.

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

Because our products and services may store, process and use data, some of which contains personal information, we are subject to complex and evolving domestic and international laws and regulations regarding privacy, data protection and other matters, which are subject to change and may adversely impact our business and operating results.

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

SMCI | 2026 Form 10-K | 29

Global privacy legislation, enforcement, and policy activity for privacy and data protection are rapidly expanding and creating a complex regulatory compliance environment. Costs to comply with and implement these privacy-related and data protection measures could be significant. For example, the European Union ("EU") General Data Protection Regulation 2016/679 (“GDPR”), and further amendments and interpretations thereof, impose stringent EU data protection requirements on companies established in the European Union or companies that offer goods or services to, or monitor the behavior of, individuals in the European Union. The GDPR establishes a robust framework of data subjects’ rights and imposes onerous accountability obligations on companies, including certain data transfer and security mechanisms. Noncompliance with the GDPR can trigger steep fines of up to the greater of 20 million euros or four percent of annual global revenue.

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

From time to time, we are involved in lawsuits or other legal proceedings alleging patent infringement or other IP rights violations by us, our employees or parties that we have agreed to indemnify. An unfavorable ruling could include significant damages, invalidation of one or more patents, indemnification of third parties, payment of lost profits, or injunctive relief. Claims that our products or processes infringe the IP rights of others, regardless of their merit, could could hinder our ability to recruit technical personnel.

SMCI | 2026 Form 10-K | 30

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

Provisions of our certificate of incorporation and bylaws and Delaware law and provisions in our governing documents could delay or prevent a change of control of our company.

Our certificate of incorporation and bylaws contain provisions that could delay or prevent a change of control of our company. These provisions:

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
SMCI | 2026 Form 10-K | 31

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

As of July 31, 2026, our executive officers and directors together beneficially owned 12.5% of our common stock. In addition, institutional stockholders who are not affiliated with our company and who each hold 5% or more of our common stock, hold an additional 31.8% of our common stock. As a result, if our insiders and these institutional stockholders were to act together, they would have significant influence over matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose the action. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

Financial Risks

Our indebtedness, liabilities, and other contractual obligations could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to meet those obligations.

As of June 30, 2026, we had approximately $8.7 billion of consolidated indebtedness, including $2.0 billion of outstanding borrowings under our Revolving Credit Facility with JP Morgan, $1,763.5 million outstanding borrowings under our CTBC Revolving Credit Facilities, $1,725.0 million aggregate principal amount of our 2029 Convertible Notes, $700.0 million aggregate principal amount of our 2028 Convertible Notes, and $2.3 billion aggregate principal amount of our 2030 Convertible Notes. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

•Increasing our vulnerability to adverse economic and industry conditions;
•Limiting our ability to obtain additional financing;
•Requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes
•Limiting our flexibility to plan for, or react to, changes in our business;
•Diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of the 2029 Convertible Notes, 2028 Convertible Notes or 2030 Convertible Notes, as applicable; and
•Placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves to pay amounts due under our indebtedness, including the Convertible Notes, as well as other contractual obligations. For example, in connection with the Master Colocation Service Agreement (“MCSA”) we entered into in June 2024, we executed a long-term data center space from a supplier and concurrently sublicensed all of our rights and obligations related to such data center space to another party. While we are charging an additional monthly charge to the party to whom we are sublicensing the data center space, on top of the estimated over $379.2 million financial obligation we have to the supplier for the term of the lease for the data center space, no assurances can be given that this arrangement will be successful or profitable, particularly if the party to whom we are sublicensing the data center space defaults on its obligations to us. If we are unsuccessful in recovering our costs related to our lease of data center space, or if we are otherwise unable to meet our obligations under the MCSA, our business, financial condition, and results of operations may be adversely affected. For more information about the MCSA and the data center space lease arrangements, see Note 10, “Leases” in the notes to the consolidated financial statements in this Annual Report.

SMCI | 2026 Form 10-K | 32

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

Provisions in our 2029 Convertible Notes Indenture, the 2028 Convertible Notes Indenture, and the 2030 Convertible Notes Indenture, the conversion of our Mandatory Convertible Preferred Stock or Depositary Shares, or the payment of dividends on Mandatory Convertible Preferred Stock in shares of common stock, may dilute the ownership interest of our existing stockholders.

The conversion of some or all of our shares of Mandatory Convertible Preferred Stock or Depositary Shares, the payment of dividends on our Mandatory Convertible Preferred Stock in the form of common stock or the conversion of our outstanding Convertible Debt may dilute the ownership interest of our existing stockholders to the extent we deliver common stock upon conversion of such debt. Certain provisions in the 2029 Convertible Notes, the 2028 Convertible Notes, and the 2030 Convertible Notes indentures governing such convertible notes could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change, then noteholders will have the right to require us to repurchase their convertible notes for cash. In addition, if a takeover constitutes a make-whole fundamental change (as defined in the 2029 Convertible Notes Indenture, the 2028 Convertible Notes Indenture, and the 2030 Convertible Notes Indenture as applicable), then we may be required to temporarily increase the conversion rate of the 2029 Convertible Notes, the 2028 Convertible Notes, or the 2030 Convertible Notes, as applicable, which could increase the cash cost of acquiring us or increase dilution to the potential acquiror. In either case, and in other cases, our obligations under the 2029 Convertible Notes, the 2028 Convertible Notes, the 2030 Convertible Notes, the 2029 Convertible Notes Indenture, the 2028 Convertible Notes Indenture, and the 2030 Convertible Notes Indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that noteholders or holders of our common stock may view as favorable. Any sales in the public market of any common stock issuable upon conversion of our Convertible Debt, Mandatory Convertible Preferred Stock or Depositary Shares or the payment of dividends on our Mandatory Convertible Preferred Stock in the form of common stock could adversely affect prevailing market prices of our common stock.

The market price of our common stock could become more volatile and could be depressed by: (1) investors’ anticipation of the potential resale in the market of a substantial number of additional shares of common stock received upon conversion of the Convertible Debt, Mandatory Convertible Preferred Stock or Depositary Shares; (2) possible sales of our common stock by investors who view the Mandatory Convertible Preferred Stock or Depositary Shares as a more attractive means of equity participation in us than owning shares of common stock; and (3) hedging or arbitrage trading activity that we expect to develop involving the Mandatory Convertible Preferred Stock or Depositary Shares and our common stock.

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

SMCI | 2026 Form 10-K | 33

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

Our operating results may be adversely impacted by additional tax liabilities, higher than expected tax rates, changes in tax laws, and other tax-related factors.

We derive significant tax benefits from non‑U.S. operations under current tax laws and incentives. Legislative changes, such as the Organization for Economic Co-operation and Development (the “OECD”) Pillar Two (15% minimum tax) framework, could reduce these benefits. Malaysia joined Pillar Two effective January 1, 2025. Although our Malaysian subsidiary has a 10‑year tax exemption, we may not receive, or may lose eligibility for, an anticipated Malaysian tax incentive, which could increase our effective tax rate and tax liabilities. We have applied for a Malaysian government incentive program providing a 10-year income tax exemption on manufacturing income, but we have not yet received final approval. Qualification requires that we satisfy certain conditions, including a minimum eligible investment threshold, by December 16, 2026. If we fail to satisfy these conditions, or if the incentive is otherwise reduced, modified, delayed, or not granted, our Malaysian subsidiary's income would be subject to tax at the applicable statutory rate rather than the anticipated exemption, which would increase our effective tax rate and cash tax obligations and could adversely affect our results of operations. Government incentive programs of this nature are also subject to changes in law, administrative interpretation, or policy, including in connection with the OECD's Pillar Two global minimum tax framework, which could further reduce or eliminate the anticipated benefit.

In the U.S., the One Big Beautiful Bill Act (“OBBBA”), enacted on July 4, 2025, permanently extends certain Tax Cuts and Jobs Act provisions, modifies the international tax framework, and restores favorable business tax provisions, with effective dates through 2027. We have recognized the tax effects of currently effective OBBBA provisions in our results for fiscal year 2026. We will continue to evaluate the impact of these legislative changes as tax authorities provide additional guidance and interpretation.

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

We do not expect to pay any cash dividends in the foreseeable future, except for the 7.00% dividend on our Mandatory Convertible Preferred Stock.

We do not anticipate that we will pay any cash dividends in the foreseeable future, except for the 7.00% dividend on our Mandatory Convertible Preferred Stock. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends in the foreseeable future should not purchase our common stock.

Item 1B.    Unresolved Staff Comments

    None.

SMCI | 2026 Form 10-K | 34

Item 1C.    Cybersecurity

Risk Management and Strategy

We have in place certain infrastructure, systems, policies, and procedures that are designed to proactively and reactively address risks from cybersecurity threats. This includes processes for assessing, identifying, and managing material risks from cybersecurity threats. Our information security management program seeks to follow processes set forth in recognized industry standards, and we evaluate and evolve our security measures as appropriate. The incident response plan is periodically tested through tabletop exercises, simulations, and management and operational reviews, and is updated based on lessons learned, threat intelligence, and changes in the Company's operating environment. The identification, assessment and management of cybersecurity risk is integrated into our overall enterprise risk management program that is ultimately overseen by the Board.

We consult with external parties, such as third-party cybersecurity firms, to provide, among other things, monitoring of systems, threat intelligence, and employee cybersecurity training. We also use third parties to assist our risk management processes by conducting security assessments. Third-party risk assessments are prioritized based on the nature of services provided, access to systems or data, criticality to operations, and applicable regulatory obligations.

We also have a vendor risk assessment process to oversee and identify risks from cybersecurity threats associated with our use of third-party service providers. These processes consist of the distribution and review of questionnaires designed to identify cybersecurity risks associated with the engagement of third parties. We also audit cybersecurity practices of certain third-party service providers, and take steps designed to ensure that such vendors have implemented data privacy and security controls that help mitigate the cybersecurity risks associated with these vendors, depending on the nature and sensitivity of the supplier and data it processes on our behalf. We routinely assess our high-risk suppliers’ conformance to industry standards (e.g., ISO 27001, ISO 28001, and C-TPAT), and evaluate them for additional information, product, and physical security requirements.

Additional cybersecurity measures include security monitoring, vulnerability and patch management processes, identity and access controls, network security controls, data protection technologies, threat intelligence activities, and incident detection and response capabilities.

As of the date of this filing, we have not identified any cybersecurity threats, including as a result of prior incidents, that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial conditions. Refer to “Risk Factors” in Item 1A of this Form 10-K for additional information about cybersecurity-related risks.

Governance

As part of its broader risk oversight activities, our Board maintains oversight of cybersecurity matters, including managing and assessing risks from cybersecurity threats. The Audit Committee also reviews the adequacy and effectiveness of our information security policies and practices and the internal controls regarding information security risks. The Audit Committee receives periodic updates regarding cybersecurity risks, threat trends, significant incidents, third-party risks, remediation activities, and the status of key cybersecurity initiatives.

Our cybersecurity efforts are managed by a team of executive cybersecurity, IT, engineering, and operations professionals, including senior information security and IT leadership (comprised of the Senior Director of Information Security and Senior Director of IT Security) who possess extensive experience in cybersecurity, incident response, risk management, and security operations.

These individuals have decades of experience in managing cybersecurity risk for public companies. Additionally, we have established a cross-functional Cybersecurity Committee, consisting of executive-level leadership, including representatives from Finance, IT, Legal, and other teams, that meets regularly to review cybersecurity risks, incidents, and assess emerging threats. The Cybersecurity Committee is also informed of our responses to such risks, incidents and threats.

The Company continuously evaluates emerging cybersecurity risks, including risks associated with artificial intelligence technologies, enhanced social engineering techniques, and evolving threat actor capabilities.

SMCI | 2026 Form 10-K | 35

Our cybersecurity incident response plan also contains mechanisms to notify executive management of cybersecurity incidents. As part of the plan, an executive-level leadership team may be activated and can act to direct our response efforts, to include mitigation and remediation activities, when appropriate.

Item 2.        Properties

Our principal executive offices and headquarters are located in San Jose, California. As of June 30, 2026, we owned and leased approximately 5,717,000 square feet of office and manufacturing space worldwide, as shown below (in thousands):

	Square Feet
	Owned Facilities	Leased Facilities(1)	Total(2)
U.S. facilities	2,081	1,644	3,725
International facilities(3)	1,294	698	1,992
Total	3,375	2,342	5,717

(1) Our lease terms expire over various years from 2026 through 2037, however, we have the option to extend certain leases past the current lease term.
(2) Leases executed but not commenced are not included.
(3) Our international facilities include manufacturing facilities primarily located in Taiwan, Malaysia, and the Netherlands.

As of June 30, 2026, our facilities consisted of principal executive offices, research and development centers, manufacturing facilities, service operations, and data center colocation capacities to support our DCBBS strategy. In addition, we own approximately 36.7 acres of land across our Taiwan and Malaysia facilities.

We believe that our existing facilities are suitable and adequate for our present purposes, and that the productive capacity of such facilities is substantially being utilized or we have plans to utilize such capacity.

Item 3.        Legal Proceedings

The information required by this item is incorporated herein by reference to the information set forth in Note 15, “Commitments and Contingencies” in the notes to the consolidated financial statements included in this Annual Report.

Due to the inherent uncertainties of legal proceedings, we cannot predict the outcome of these proceedings at this time, and we can give no assurance that they will not have a material adverse effect on our financial position or results of operations.

Item 4.        Mine Safety Disclosures

Not applicable.
SMCI | 2026 Form 10-K | 36

PART II

Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol SMCI. Public trading of our common stock began on March 29, 2007. Prior to that, there was no public market for our common stock. Our Mandatory Convertible Preferred Stock in the form of depositary shares are listed on the Nasdaq Global Select Market under the symbol SMCIP.

Holders

As of July 31, 2026, there were 24 registered stockholders of record of our common stock not including those shares held in street or nominee name. Because most of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these holders of record.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We intend to retain any future earnings and do not expect to pay any cash dividends in the foreseeable future, except for the dividend on our Mandatory Convertible Preferred Stock which will be paid on a quarterly basis, at our election, if and when declared by our Board of Directors.

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

The following graph shows a comparison of the cumulative total return for our common stock, the Nasdaq 100 Index and the Standard & Poor's 500 Stock Index (the “S&P 500”) for the five years ended June 30, 2026. The annual changes for the five-year period shown in the graph assume that $100 was invested in our common stock and each index at the market close on the last trading day for the fiscal year ended June 30, 2021, and that all dividends (if any were issued) were reinvested. The stock price performance of the following graph is not indicative of future stock price performance.

In prior years, we have used the Nasdaq Composite Index as our broad equity market index and the Nasdaq Computer Index as our published industry or line-of-business index. Due to the Company’s inclusion within the S&P 500, we have included the S&P 500 Index as our broad equity market index, as required by SEC Rules. We believe this index is a more relevant benchmark to measure our performance. Accordingly, we have presented both indices for comparison in the following graph. We have continued to present the Nasdaq Composite Index and the Nasdaq Computer Index in this Annual Report on Form 10-K as a transitional measure.

SMCI | 2026 Form 10-K | 37

*$100 invested on 6/30/2021 in stock and in indices, including reinvestment of dividends.

Source: FactSet financial data and analytics.

	6/30/2021	6/30/2022	6/30/2023	6/30/2024	6/30/2025	6/30/2026
Super Micro Computer, Inc.	100.00	114.49	707.95	2,327.56	1,392.33	833.24
Nasdaq 100 Index	100.00	79.62	106.00	138.62	160.94	216.28
S&P 500 Index	100.00	89.38	106.90	133.15	153.34	187.57
Nasdaq Composite Index	100.00	76.04	95.06	122.26	140.44	180.74
Nasdaq Computer Index	100.00	81.56	111.92	161.79	183.67	260.07

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the three months ended June 30, 2026, we did not repurchase shares of our common stock.

SMCI | 2026 Form 10-K | 38

Item 6.        [Reserved]

SMCI | 2026 Form 10-K | 39

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

We commenced operations in 1993 and have been profitable every year since inception. For fiscal years 2026, 2025, and 2024, our net income was $2,230.5 million, $1,048.9 million, and $1,152.7 million, respectively.

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

We measure our financial success based on various key indicators, including growth in net sales, gross profit, income from operations, and net income per common share. In addition to these financial metrics, a critical non-financial indicator of our success is our ability to rapidly introduce new products and deliver the latest application-optimized server and storage solutions. To support this, we work closely with the developers and manufacturers of key components, allowing us to integrate emerging technologies as they become available. Our ability to quickly bring new products to market, which we believe is enabled by our Building Block Solution architecture, has historically enabled us to capitalize on major technology transitions such as the launch of new GPUs, microprocessors and storage technologies. Accordingly, we closely monitor the product introduction cycles of industry leaders, including NVIDIA Corporation, Intel Corporation, Advanced Micro Devices, Inc., Broadcom Inc., Samsung Electronics Company Limited, Micron Technology, Inc. and others. This strategic focus directly informs our research and development investments, as we continue to allocate resources toward both our current initiatives and future product innovation.

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

SMCI | 2026 Form 10-K | 40

Macroeconomic Factors

Macroeconomic factors, including inflation, interest rate changes, capital market volatility, global supply chain constraints, tariffs, and global economic and geopolitical developments, have had and may continue to have direct and indirect impacts on our business and results of operations, particularly demand for our products and net sales. While difficult to isolate and quantify, these macroeconomic factors have also impacted and may continue to impact our supply chain and manufacturing costs, employee wages, costs for capital equipment, the value of our investments, revenue and competitive position. During fiscal year 2026, the computer server industry experienced supply constraints for certain components, including memory and storage, as well as GPU and CPU availability, which affected the timing of certain of our product deliveries, as well as the pricing of these items. Further, while many of these macroeconomic factors could have a long-term impact, others may have a short-term impact which could lead to our financial results not being comparable on a period-to-period basis. Within our supply chain, we continuously manage product availability and costs with our vendors.

Financial Highlights

The following is a summary of our financial highlights for fiscal years 2026 and 2025 (in thousands, except per share amounts):

	Years Ended June 30,
	2026	2025
Net sales	$39,063,072	$21,972,042
Gross profit	$4,227,251	$2,429,922
Total operating expenses	$1,456,765	$1,176,928
Income from operations	$2,770,486	$1,252,994
Net income	$2,230,453	$1,048,854
Net income per common share - diluted	$3.26	$1.68

•Net sales increased by 77.8% in fiscal year 2026, as compared to fiscal year 2025, primarily driven by fulfillment and shipment of orders to support our customers' data center deployment, including large design wins from a few customers. The strong year-on-year growth was driven by our product mix, customer diversification, growth in enterprise and channel revenues and an increase in our average selling prices.
•Gross margin decreased to 10.8% in fiscal year 2026, from 11.1% in fiscal year 2025, primarily due to our strategy to offer competitive pricing to gain market share, change in product and customer mix, and higher manufacturing related expenses.
•Operating expenses increased by 23.8% in fiscal year 2026, as compared to fiscal year 2025, primarily due to higher headcount and increases in salary and stock-based compensation.
•Net income increased to $2,230.5 million in fiscal year 2026, as compared to $1,048.9 million in fiscal year 2025, as the increase in net sales was greater than the increase in operating costs, and was also sufficient to offset the decline in gross margin percentage.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which are prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an ongoing basis, we regularly evaluate our accounting estimates based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The actual impact on our financial performance could differ from these estimates under different assumptions or conditions.

An accounting estimate is considered critical if both (i) the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment involved, and (ii) the impact within a reasonable range of outcomes of the estimates and assumptions is material to our consolidated financial statements. Critical accounting estimates in the areas of revenue recognition, inventories, and income taxes, when applicable, have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting estimates.

SMCI | 2026 Form 10-K | 41

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

Revenue is recognized either over time or at a point in time, depending on when control of the underlying products or services are transferred to the customer, which may require judgment. Revenue is recognized at a point in time for products. Revenue is recognized over time for extended warranty, on-site services provided. Revenue related to system rack installation and integration services is recognized over time when services are performed and the customer receives and consumes the benefits.

Inventories

Inventories are stated at lower of cost, using weighted average cost method, or net realizable value. Net realizable value is the estimated selling price of our products in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Inventories consist of raw materials (principally electronic components), work in process (principally products being assembled), and finished goods (principally finished products and products ready for sale). We evaluate inventory on a quarterly basis for lower of cost or net realizable value and excess and obsolescence and, as necessary, write down the valuation of inventories.

We charge cost of sales for inventory provisions to write-down our inventory to the lower of cost or net realizable value or for obsolete or excess inventory, and for excess product purchase commitments. Most of our inventory provisions relate to excess quantities of products or components, based on our inventory levels and future product purchase commitments compared to assumptions about future demand and market conditions, which requires management judgment, that vary based on inventory aging. Situations that may result in excess or obsolete inventory or excess product purchase commitments include changes in business and economic conditions, changes in market conditions, sudden and significant decreases in demand for our products, including potential cancellation or deferral of customer purchase orders, inventory obsolescence because of changing technology and customer requirements, new product introductions resulting in less demand for existing products or inconsistent spikes in demand, failure to estimate customer demand properly, ordering in advance of historical lead-times, government regulations and the impact of changes in future demand, or increase in demand for competitive products, including competitive actions. Net realizable value is the estimated selling price of our products in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

SMCI | 2026 Form 10-K | 42

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

Cost of Sales, Gross Profit, and Gross Margin

Cost of sales primarily consists of the costs to manufacture our products, which includes: the costs of components and materials, contract manufacturing, shipping, personnel expenses (salaries, benefits, stock-based compensation and incentive bonuses), equipment and facility expenses, warranty costs, and inventory valuation adjustment write-downs.

SMCI | 2026 Form 10-K | 43

We use several suppliers and contract manufacturers to design and manufacture subsystems in accordance with our specifications, with most final assembly and testing performed at our manufacturing facilities in the region where our products are sold. We work with Ablecom, one of our key contract manufacturers and a related party, for our chassis and certain other components. We also outsource a significant part of the manufacturing of certain components, particularly power supplies, to Compuware, also a related party. We also collaborate on design and development activities with Ablecom and Compuware, where we substantially fund the design costs and retain the intellectual property rights. Our purchases of products from Ablecom and Compuware combined represented 2.1%, 3.3%, and 4.3% of cost of sales on our consolidated statements of operations for fiscal years 2026, 2025, and 2024, respectively. For further details on our dealings with related parties, see Note 11, “Related Party Transactions” in the notes to the consolidated financial statements in this Annual Report.

Research and Development

Research and development expenses consist of personnel expenses including salaries, benefits, stock-based compensation and incentive bonuses, and related expenses for our research and development personnel, as well as product development costs such as materials and supplies, consulting services, third-party testing services, and equipment and facility expenses related to our research and development activities.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel expenses including salaries, benefits, stock-based compensation, commissions and incentive bonuses, and related expenses for our sales and marketing personnel, cost for trade shows, sales representative fees, and marketing programs. From time to time, we receive marketing development funding from certain suppliers. Under these arrangements, we are reimbursed for certain marketing costs that we incur as part of the joint promotion of our products and those of our suppliers. These amounts offset a portion of the related expenses and have the effect of reducing our reported sales and marketing expenses.

General and Administrative

General and administrative expenses consist primarily of general corporate costs, including personnel expenses such as salaries, benefits, stock-based compensation and incentive bonuses, and related expenses for our general and administrative personnel, financial reporting, corporate governance and compliance, outside legal, audit, tax fees, insurance, and credit losses on accounts receivable.

Other Income (Expense), Net, Interest Income, and Interest Expense

Other income (expense), net, interest income, and interest expense consists primarily of interest earned on our investments and cash balances, interest incurred on our debt, and foreign exchange gains and losses.

Income Tax Provision

Our income tax provision is based on our taxable income generated in the jurisdictions in which we operate, which primarily include the United States, Taiwan, and the Netherlands. Our effective tax rate differs from the statutory rate primarily due to research and development tax credits, certain non-deductible expenses, tax benefits from foreign derived intangible income, and stock-based compensation. A reconciliation of the federal statutory income tax rate to our effective tax rate is set forth in Note 14, “Income Taxes” in the notes to the consolidated financial statements in this Annual Report.

SMCI | 2026 Form 10-K | 44

The following table presents certain items of our consolidated statements of operations for the years ended June 30, 2026, 2025, and 2024 (in millions):

	Years Ended June 30,
	2026	2025	2024*
Net sales	$39,063.1	$21,972.0	$14,989.2
Cost of sales	34,835.8	19,542.1	12,927.8
Gross profit	4,227.3	2,429.9	2,061.4
Operating expenses:
Research and development	771.2	636.6	463.5
Sales and marketing	352.6	273.1	189.7
General and administrative	333.0	267.2	197.4
Total operating expenses	1,456.8	1,176.9	850.6
Income from operations	2,770.5	1,253.0	1,210.8
Other income (expense), net	26.5	(41.3)	(6.3)
Interest income	186.9	59.8	29.0
Interest expense	(194.6)	(59.6)	(19.4)
Income before income tax provision	2,789.3	1,211.9	1,214.1
Income tax provision	(556.3)	(156.8)	(63.3)
Share of (loss) income from equity investees, net of taxes	(2.5)	(6.2)	1.8
Net income	$2,230.5	$1,048.9	$1,152.7

*Totals may not sum due to rounding.

The following table presents certain items of our consolidated statements of operations expressed as a percentage of net sales for the years ended June 30, 2026, 2025, and 2024:

	Years Ended June 30,
	2026	2025	2024
Net sales	100.0%	100.0%	100.0%
Cost of sales	89.2%	88.9%	86.2%
Gross profit	10.8%	11.1%	13.8%
Operating expenses:
Research and development	2.0%	2.9%	3.1%
Sales and marketing	0.9%	1.2%	1.3%
General and administrative	0.8%	1.3%	1.3%
Total operating expenses	3.7%	5.4%	5.7%
Income from operations	7.1%	5.7%	8.1%
Other income (expense), net	0.1%	(0.2)%	(0.1)%
Interest income	0.4%	0.3%	0.2%
Interest expense	(0.5)%	(0.3)%	(0.1)%
Income before income tax provision	7.1%	5.5%	8.1%
Income tax provision	(1.4)%	(0.7)%	(0.4)%
Share of (loss) income from equity investees, net of taxes*	—%	—%	—%
Net income	5.7%	4.8%	7.7%

*Represents an amount less than 0.1%.
SMCI | 2026 Form 10-K | 45

Net Sales

The following table presents net sales for fiscal years 2026, 2025, and 2024 (dollars in millions):

	Years Ended June 30,			2026 over 2025 Change		2025 over 2024 Change
	2026	2025	2024	$	%	$	%
Net sales	$39,063.1	$21,972.0	$14,989.2	$17,091.1	77.8%	$6,982.8	46.6%

Fiscal Year 2026 Compared with Fiscal Year 2025

During fiscal year 2026, we continued to experience increased net sales from server rack and storage systems due to fulfillment and shipment of orders to support our customers' data centers deployment, including large design wins from a few customers. The $17,091.1 million or 77.8% year-over-year increase in net sales of server and storage systems was primarily due to strong demand and increased billing for Hyper Servers, GPU & Super Racks of $15,261.5 million or 83.4% compared to prior year, including liquid-cooled and air-cooled servers that are generally more complex and of higher value, primarily related to our GB200, and GB300 systems. Our services and software net sales increased from $330.5 million, in fiscal year 2025, to $538.3 million, in fiscal year 2026, and contributed to overall growth, although product revenue remained the primary driver.

Fiscal Year 2025 Compared with Fiscal Year 2024

During fiscal year 2025, we experienced increased net sales from server and storage systems, particularly from our large enterprise and data center customers. The $6,982.8 million or 46.6% year-over-year increase in net sales of server and storage systems was primarily due to the strong demand and increased billings for GPU & Super Racks of $5,804.0 million or 52% compared to prior year, including liquid-cooled and air-cooled servers which are generally more complex and of higher value, primarily related to our H200, H100, and B200 systems, resulting in an increase of average selling price of 34%. Our services and software net sales increased by $102.2 million year-over-year.

Cost of Sales, Gross Profit, and Gross Margin

Cost of sales and gross margin for fiscal years 2026, 2025, and 2024 were as follows (dollars in millions):

	Years Ended June 30,			2026 over 2025 Change		2025 over 2024 Change
	2026	2025	2024	$	%	$	%
Cost of sales	$34,835.8	$19,542.1	$12,927.8	$15,293.7	78.3%	$6,614.3	51.2%
Percentage of total net sales	89.2%	88.9%	86.2%
Gross profit	$4,227.3	$2,429.9	$2,061.4	$1,797.4	74.0%	$368.5	17.9%
Gross margin	10.8%	11.1%	13.8%		(0.3)%		(2.7)%

Fiscal Year 2026 Compared with Fiscal Year 2025

The $15,293.7 million or 78.3% year-over-year increase in cost of sales was primarily driven by an increase of $14,699.8 million or 73.3% in certain products including GPU servers, HPC systems, and rack-scale solutions, consistent with the higher shipment volume during fiscal year 2026, as compared to fiscal year 2025. The remaining increases in cost of sales were driven by a $237.7 million or 228.3% increase in tariff expenses driven by new trade policies enacted during the year and a $312.9 million or 24.9% increase due to a decrease in vendor rebates, partially offset by a $43.8 million or 18.8% decrease in inventory write-down adjustments resulting from increased sales related to some of our aged inventory products during the year.

Gross margin decreased to 10.8% in the fiscal year 2026, from 11.1% in the fiscal year 2025, primarily due to our strategy to offer competitive pricing to gain market share, change in product and customer mix, and higher manufacturing related expenses.

SMCI | 2026 Form 10-K | 46

Fiscal Year 2025 Compared with Fiscal Year 2024

The $6,614.3 million or 51.2% year-over-year increase in cost of sales was primarily attributed to an increase of $6,353.2 million or 50.6% in costs of components, materials, and contract manufacturing expenses primarily due to increases in shipments of GPU servers, HPC, and rack-scale solutions which have higher costs and a $86.5 million or 493.6% increase in tariff expense related to new trade policies enacted during the year, a $149.6 million or 179.2% increase in inventory write-down adjustments from aged inventory, a $67.9 million or 28.6% increase in overhead costs which includes higher labor costs attributed to increase of operating activities, and a $43.6 million or 75.5% increase in freight charges.

The year-over-year decrease of 2.7% in gross margin percentage was primarily due to our strategy to offer competitive pricing to gain market share, increased competition and a change in product and customer mix.

Operating Expenses

Operating expenses for fiscal years 2026, 2025, and 2024 were as follows (dollars in millions):

	Years Ended June 30,			2026 over 2025 Change		2025 over 2024 Change
	2026	2025	2024	$	%	$	%
Research and development	$771.2	$636.6	$463.5	$134.6	21.1%	$173.1	37.3%
Percentage of total net sales	2.0%	2.9%	3.1%
Sales and marketing	$352.6	$273.1	$189.7	$79.5	29.1%	$83.4	44.0%
Percentage of total net sales	0.9%	1.2%	1.3%
General and administrative	$333.0	$267.2	$197.4	$65.8	24.6%	$69.8	35.4%
Percentage of total net sales	0.8%	1.3%	1.3%
Total operating expenses	$1,456.8	$1,176.9	$850.6	$279.9	23.8%	$326.3	38.4%

Fiscal Year 2026 Compared with Fiscal Year 2025

Research and development expenses. The $134.6 million or 21.1% year-over-year increase in research and development expenses was primarily driven by an increase in employee-related costs of $128.2 million or 22.8%, mainly comprised of a $74.5 million or 38.1% increase in stock-based compensation, and a $53.7 million or 14.6% increase in salaries and benefits as we expanded our workforce and invested in key talent to support our global growth across regions. These increases, along with other immaterial cost increases, were partially offset by a $6.1 million or 9.7% decrease in product development costs. We believe that research and development expenses will continue to increase as we continue to expand our workforce and invest in key talent to stay at the forefront of development of next generation products and technologies.

Sales and marketing expenses. The $79.5 million or 29.1% year-over-year increase in sales and marketing expenses was primarily driven by an increase in employee-related costs of $112.7 million or 54.1%, mainly comprised of a $105.5 million or 61.9% increase in salaries and benefits, and a $7.2 million or 19.0% increase in stock-based compensation, similar to our research and development expenses as we expanded our workforce and invested in key talent company-wide. These increases were partially offset by $29.8 million or 81.6% higher marketing development funds received from certain business partners related to co-marketing and advertising events to promote products, which reduced sales and marketing expense, and a $3.3 million or 4.1% decrease in standard marketing and advertising activities during fiscal 2026 as compared to fiscal 2025. Looking ahead, we expect sales and marketing expenses to continue to rise as we expand our workforce and invest in key talent.

SMCI | 2026 Form 10-K | 47

General and administrative expenses. The $65.8 million or 24.6% year-over-year increase in general and administrative expenses was primarily driven by an increase in legal and internal investigation-related expenses of $31.7 million or 98.4%, and an increase in employee-related costs of $14.5 million or 10.6%, mainly comprised of a $8.4 million or 10.4% increase in salaries and benefits, and a $6.1 million or 10.8% increase in stock-based compensation, due to stock awards granted related to hiring and retention of key talent. Additionally, there was a $13.4 million or 248.1% increase in excise and franchise tax expense directly related to the increase in sales compared to prior-year, which increased the related tax expense, a $6.4 million or 711.1% increase in financing charges primarily driven by a $5.7 million or 100.0% increase in factoring fees for the receivables sold under the Receivables Purchase Agreement, and an increase of a $7.1 million or 54.6% in indirect facilities costs such as rental costs, utility costs, and depreciation costs. These increases were partially offset by a $12.0 million or 48.8% reduction in audit and tax fees, which were driven by an absence of additional costs related to the delayed filing of our Annual Report on Form 10-K for fiscal year 2024. Looking ahead, we expect general and administrative expenses to continue rising as we invest in process improvements, expand our workforce, and attract key talent to support our strategic initiatives and operational growth.

Fiscal Year 2025 Compared with Fiscal Year 2024

Research and development expenses. The $173.1 million or 37.3% year-over-year increase in research and development expenses was primarily driven by a $153.2 million or 34.7% increase in employee-related costs, mainly comprised of a $81.0 million or 70.0% increase in stock-based compensation, and $60.2 million or 20.2% increase in salaries, as we expanded our workforce and invested in key talent. Additionally, there was a $28.3 million or 78.3% increase in product development costs to support the development of next-generation products and technologies. These increases along with other immaterial cost increases were partially offset by an $11.0 million or 50.9% increase in research and development fees received from certain suppliers and customers.

Sales and marketing expenses. The $83.4 million or 44.0% year-over-year increase in sales and marketing expenses was primarily driven by a $53.5 million or 30.9% increase in employee-related costs, mainly due to a $30.9 million or 23.0% increase in salaries and a $16.6 million or 78.3% increase in stock-based compensation, similarly to our research and development expenses as we expanded our workforce and invested in key talent company-wide. Additionally, there was a $50.0 million or 164.6% increase in advertising, travel, and other related expenses due to an increase in our marketing efforts to support the launch and promotion of new products. These increases, along with other immaterial cost increases, were partially offset by a $20.8 million or 132.6% increase in additional marketing development funds received from certain business partners.

General and administrative expenses. The $69.8 million or 35.4% year-over-year increase in general and administrative expenses was primarily driven by a $74.0 million or 241.0% increase in professional and service fees, reflecting higher costs for external accounting, audit, tax, legal, and advisory services, primarily driven by the Special Committee investigation and the delay in filing our Annual Report on Form 10-K for fiscal year 2024. These services were necessary to support enhancements in our external reporting processes and compliance activities during fiscal year ended 2025. Additionally, there was a $20.7 million or 37.5% increase in facilities costs such as rental costs, utility costs, and indirect depreciation costs, which are related to our efforts to expand our production capacity in order to support growing customer demands. These increases, along with other immaterial cost increases, were partially offset by a $22.8 million or 28.6% decrease in employee-related costs related to stock-based compensation.

SMCI | 2026 Form 10-K | 48

Other Income (Expense), Net, Interest Income, and Interest Expense

Other income (expense), net, interest income, and interest expense for fiscal years 2026, 2025, and 2024 were as follows (dollars in millions):

	Years Ended June 30,			2026 over 2025 Change		2025 over 2024 Change
	2026	2025	2024	$	%	$	%
Other income (expense), net	$26.5	$(41.3)	$(6.3)	$67.8	(164.2)%	$(35.0)	555.6%
Percentage of total net sales	0.1%	(0.2)%	(0.1)%
Interest income	$186.9	$59.8	$29.0	$127.1	212.5%	$30.8	106.2%
Percentage of total net sales	0.4%	0.3%	0.2%
Interest expense	$(194.6)	$(59.6)	$(19.4)	$(135.0)	226.5%	$(40.2)	207.2%
Percentage of total net sales	(0.5)%	(0.3)%	(0.1)%
Other (expense) income, net, interest income, and interest expense	$18.8	$(41.1)	$3.3	$59.9	(145.7)%	$(44.4)	(1,345.5)%

Fiscal Year 2026 Compared with Fiscal Year 2025

The $67.8 million or 164.2% year-over-year increase in other income (expense), net was primarily driven by a $14.3 million or 550.0% gain from mark-to-market adjustments on a marketable equity security investment for fiscal year 2026, as compared to fiscal year 2025, a $17.5 million or 150.9% increase due to favorable foreign currency exchange rate fluctuations during fiscal year 2026, and a $30.3 million loss on extinguishment of our Original 2029 Convertible Notes resulting from the 2029 Convertible Notes Amendments (see Note 9, “Convertible Notes” in the notes to the consolidated financial statements in this Annual Report) recorded during fiscal year 2025 which did not recur in fiscal year 2026.

The $127.1 million or 212.5% year-over-year increase in interest income was primarily driven by higher interest income as a result of increased cash deposits funded by the proceeds from our convertible notes issuance and financing arrangements with a customer.

The $135.0 million or 226.5% increase in interest expense was primarily driven by a $58.6 million or 160.5% increase in interest and amortization related to the amendment of the 2029 Convertible Notes and new issuance of the 2028 Convertible Notes and the 2030 Convertible Notes during the second half of fiscal 2025, as well as $83.0 million additional interest expense related to the drawdown on our revolving credit facilities during the second half of fiscal 2026. These increases were partially offset by a $10.6 million decrease in interest expense associated with our Bank of America and Cathay Bank line of credit and term loans, which were fully repaid during the first half of fiscal 2025.

Fiscal Year 2025 Compared with Fiscal Year 2024

The $35.0 million or 555.6% year-over-year decrease in other income (expense), net was primarily attributable to a $30.3 million or 100.0% increase for loss on extinguishment of our Original 2029 Convertible Notes resulting from the 2029 Convertible Notes Amendments (see Note 9, “Convertible Notes” in the notes to the consolidated financial statements in this Annual Report), and a $17.9 million or 283.8% increase in foreign exchange losses. These increases in expense were partially offset by a $15.7 million or 119.5% net movement in investment gains/(loss), as we incurred a loss in fiscal 2024 of $13.1 million and a gain in fiscal 2025 of $2.6 million.

The $30.8 million or 106.2% year-over-year increase in interest income was primarily attributable to a $31.0 million or 104.8% increase in interest income due to higher average monthly cash balances held in interest-bearing demand deposit accounts.

The $40.2 million or 207.2% increase in interest expense was primarily due to a $34.6 million or 1774.1% increase in interest and amortization related to the amended 2029 Convertible Note and newly issued 2028 Convertible Notes and 2030 Convertible Notes.

SMCI | 2026 Form 10-K | 49

Income Tax Provision

Income tax provision and effective tax rates for fiscal years 2026, 2025, and 2024 were as follows (dollars in millions):

	Years Ended June 30,			2026 over 2025 Change		2025 over 2024 Change
	2026	2025	2024	$	%	$	%
Income tax provision	$(556.3)	$(156.8)	$(63.3)	$(399.5)	254.8%	$(93.5)	147.7%
Percentage of total net sales	(1.4)%	(0.7)%	(0.4)%
Effective tax rate	(19.9)%	(12.9)%	(5.2)%

Fiscal Year 2026 Compared with Fiscal Year 2025

Income tax provision increased by $399.5 million or 254.8% primarily due to an increase in worldwide income before income tax provision that increased tax expense by $331.2 million, a lower tax benefit from stock-based compensation of approximately $30.2 million, a lower tax benefit from U.S. federal research tax credit of $18.7 million, an increase of state tax expense by $35.1 million, an increase of unrecognized tax benefits by $10.0 million, and other miscellaneous immaterial tax items of approximately $5.4 million. These increases were partially offset by a higher tax benefit from foreign derived intangible income of $31.2 million.

The year-over-year increase in the effective tax rate is attributable to a decrease in the stock-based compensation tax deduction and lower U.S. federal research tax credit, both driven by the decrease in our stock price. The total effective tax rate increased by 7.0%, from 12.9% in the fiscal year ended June 30, 2025, to 19.9% in the fiscal year ended June 30, 2026.

On July 4, 2025, the OBBBA was enacted into law and contains several changes to key U.S. federal income tax laws, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. As of June 30, 2026, we have recognized the tax effects of certain OBBBA provisions. We will continue to evaluate the impact of the OBBBA upon our future effective tax rate, tax liabilities, and cash taxes.

On June 29, 2026, California enacted Senate Bill 122, which extends the existing limitation of $5 million on the utilization of California business tax credits, including research and development credits, through taxable years beginning before January 1, 2030. For taxable years beginning on or after January 1, 2030, business credits generally may not reduce California tax liability by more than 70% of the tax imposed or $5 million, whichever is greater. We have evaluated the impact of this legislation on our California deferred tax assets and the realizability of our state tax credit carryforwards and concluded that the enactment did not have a material impact on our consolidated financial statements as of June 30, 2026. We will continue to evaluate its ongoing impact on our future effective tax rate, tax liabilities, and cash taxes.

Our effective tax rate also reflects our expectation that future income generated by our Malaysian subsidiary will substantially benefit from a Malaysian government tax incentive program for which we have applied but have not yet received final approval. Qualification is conditioned on satisfying a minimum eligible investment threshold by December 16, 2026. If we do not meet this threshold or the incentive is not otherwise granted, our Malaysian subsidiary's income would become subject to tax at the standard statutory rate rather than the anticipated exemption, which would increase our effective tax rate and cash tax payments in future periods. We continue to monitor administrative guidance from the OECD and Malaysian tax authorities regarding the interaction between the anticipated incentive and the 15% minimum tax requirement under Pillar Two and will evaluate the impact when the outcome of our application and such guidance are known.

Fiscal Year 2025 Compared with Fiscal Year 2024

The year-over-year increase in the effective tax rate is attributable to a decrease in the stock compensation tax deduction and lower research and development tax credits, both driven by the decrease in our stock price. The total effective tax rate increased by 7.7%, from 5.2% in fiscal year 2024, to 12.9% in fiscal year 2025.

SMCI | 2026 Form 10-K | 50

Share of (Loss) Income from Equity Investees, Net of Taxes

Share of (loss) income from equity investees, net of taxes represents our share of income (loss) from the Corporate Venture in which we had a 30% ownership, prior to the divestiture in fiscal 2026, as well as our investments in privately held companies without readily determinable fair values that are measured using the equity method.

Share of income (loss) from equity investee, net of taxes for fiscal years 2026, 2025 and 2024 were as follows (dollars in millions):

	Years Ended June 30,			2026 over 2025 Change		2025 over 2024 Change
	2026	2025	2024	$	%	$	%
Share of (loss) income from equity investees, net of taxes	$(2.5)	$(6.2)	$1.8	$3.7	(59.7)%	$(8.0)	(444.4)%
Percentage of total net sales*	—%	—%	—%

*Represents an amount less than 0.1%.

Fiscal Year 2026 Compared with Fiscal Year 2025

The period-over-period decrease of $3.7 million or 59.7% in share of loss from equity investees, net of taxes was primarily due to the impairment of the Corporate Venture investment in fiscal year 2025, which did not recur in fiscal year 2026. This was partially offset by losses of $2.5 million from our equity method investees recorded in fiscal year 2026. Refer to Note 11, “Related Party Transactions” in the notes to the consolidated financial statements in this Annual Report for more details on the impairment of our Corporate Venture investment.

Fiscal Year 2025 Compared with Fiscal Year 2024

The period-over-period decrease of $8.0 million in share of income from equity investees, net of taxes was primarily due to reduction in profitability from reduced sales of the Corporate Venture. During the year ended June 30, 2025, we recognized an impairment of $6.7 million on this investment. Refer to Note 11, “Related Party Transactions” in the notes to the consolidated financial statements in this Annual Report for more details.

Liquidity and Capital Resources

We have financed our growth primarily with funds generated from operations, as well as utilizing borrowing facilities, selling our common stock, issuing our Mandatory Convertible Preferred Stock, and issuing convertible notes. Recent drivers of liquidity changes included an increase in the need for working capital due to higher levels of inventory and accounts receivable required to support future revenue growth. Our cash and cash equivalents were $7,521.5 million and $5,169.9 million as of June 30, 2026 and 2025, respectively. Our cash and cash equivalents held in foreign locations were $870.5 million and $607.2 million as of June 30, 2026 and 2025, respectively.

Amounts held outside of the United States are typically used to meet non-U.S. liquidity needs and to comply with the requirements of our credit facilities. Repatriations of these funds are generally not subject to U.S. federal income tax, though state income or foreign withholding taxes may apply. In cases where local restrictions prevent the intercompany transfer of funds, our strategy is to retain cash balances outside the U.S. and meet liquidity needs through operating cash flows, external borrowings, or both. We do not expect restrictions or potential taxes on the repatriation of amounts held outside the U.S. to materially affect our overall liquidity, financial condition, or results of operations.

In addition, because a large portion of our future expenditures will be to fund our growth, we expect that if needed we will be able to adjust our capital and operating expenditures as necessary. We continually evaluate our cash needs and may decide it is best to raise additional capital or seek alternative financing sources to fund the rapid growth of our business, including through drawdowns on existing or new debt facilities or financing funds. Conversely, we may also from time to time determine that it is in our best interests to voluntarily repay certain indebtedness early.

Accordingly, we believe that our current and forecasted sources of funds will provide us with adequate liquidity during the 12-month period following the issuance of these consolidated financial statements, to meet our working capital, committed capital expenditures and contractual obligations.

SMCI | 2026 Form 10-K | 51

Our key cash flow metrics were as follows (in millions):

	Years Ended June 30,			2026 over 2025	2025 over 2024
	2026	2025	2024
Net cash (used in) provided by operating activities	$(6,809.9)	$1,659.5	$(2,486.0)	$(8,469.4)	$4,145.5
Net cash used in investing activities	(200.3)	(183.2)	(194.2)	(17.1)	11.0
Net cash provided by financing activities	9,478.8	2,024.0	3,911.7	7,454.8	(1,887.7)
Effect of exchange rate fluctuations on cash	(9.4)	1.7	(2.2)	(11.1)	3.9
Net increase (decrease) in cash, cash equivalents, and restricted cash	$2,459.2	$3,502.0	$1,229.3	$(1,042.8)	$2,272.7

Operating Activities

Our largest source of operating cash flow is cash collections from our customers following the purchase of our products and service agreements. Our primary uses of cash from operating activities are typically for payments to suppliers for purchasing components for our inventory to support our manufacturing process, employee-related expenditures, expenses related to data center leases, taxes, and interest payments.

Net cash (used in) provided by operating activities during fiscal 2026 mostly consisted of $2,230.5 million net income adjusted for certain non-cash items, such as $412.1 million of stock-based compensation expense, $188.1 million of inventory valuation adjustment write-downs, $95.4 million of deferred income taxes, net, $53.7 million of depreciation and amortization expense, and changes in working capital. The decrease in cash flows from operating activities during fiscal 2026, as compared to fiscal 2025, was due to an increase in inventory purchases, accounts receivable from customers, and increased operational spending.

Investing Activities

The changes in cash flows from investing activities primarily relate to our investments in capital assets including property, plant and equipment, to support the growth in business and purchases and sales of our investments in marketable securities and other instruments.

Net cash used in investing activities during fiscal 2026 mostly consisted of $162.0 million of purchases of property, plant, and equipment as we continued to invest in real estate, servers, data centers, and network infrastructure, as well as investments made in equity securities of $51.6 million. The increase in cash used in investing activities during fiscal 2026, as compared to fiscal 2025, was mostly due to an increase in purchases of property, plant, and equipment.

Financing Activities

The changes in cash flows from financing activities primarily relate to borrowings and repayments related to our debt instruments, issuance of other financing or equity instruments, stock repurchases, dividend payments, and net proceeds related to employee stock programs.

Net cash provided by financing activities during fiscal 2026 mostly consisted of net proceeds from lines of credit and term loans of $3,948.3 million, as well as proceeds received from our equity offerings completed during the fourth quarter of fiscal 2026 of $5,638.6 million. These proceeds were partially offset by payment for withholding taxes related to settlement of equity awards of $129.9 million. The increase in cash provided by financing activities during fiscal 2026, as compared to fiscal 2025, was mostly due to this increase in net proceeds from lines of credit and term loans, as well as the proceeds received from our equity offerings completed during the fourth quarter of fiscal 2026.

Material Cash Requirements

Refer to Note 8, “Lines of Credit, Revolving Credit Facilities, and Term Loans” in the notes to the consolidated financial statements in this Annual Report for further information on our outstanding debt.

SMCI | 2026 Form 10-K | 52

Refer to Note 9, “Convertible Notes”, in the notes to the consolidated financial statements in this Annual Report for further information on the amendment of the terms of the 2029 Convertible Notes, and the issuance of the 2028 Convertible Notes and the 2030 Convertible Notes.

Refer to Note 13, “Stockholders’ Equity”, in the notes to the consolidated financial statements in this Annual Report for further information on our equity offerings, including our Mandatory Convertible Preferred Stock, common stock offering, and the at-the-market equity offering program.

Capital Expenditure Requirements

We anticipate our total capital expenditures for the fiscal year 2027 will be in the range of $380.0 million to $400.0 million, primarily relating to costs associated with our global manufacturing capabilities, including tooling for new products, new IT investments, and facilities upgrades and expansion. We will also continue to evaluate new business opportunities and new markets. As a result, our future growth within the existing business or new opportunities and markets may dictate the need for additional facilities and capital expenditures to support that growth. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on net sales growth, productivity, expenses, service levels and customer retention).

Our future capital requirements will depend on a variety of factors, including our growth rate, the timing and scale of investments to support product development, the expansion of sales and marketing efforts, the launch of new and enhanced software and services offerings, and continued investments in our office facilities and IT system infrastructure.

Material Contractual Obligations

Our estimated future obligations as of June 30, 2026, include both current and long-term obligations. For our long-term debt as noted in Note 8, “Lines of Credit, Revolving Credit Facilities, and Term Loans” in the notes to the consolidated financial statements, we have a current obligation of $2,039.8 million and a long-term obligation of $2,016.4 million. Additionally, as noted in Note 9, “Convertible Notes” in the notes to the consolidated financial statements, we have a convertible debt obligation of $4,725.0 million. Under our operating leases as noted in Note 10, “Leases” in the notes to the consolidated financial statements, we have a current obligation of $40.6 million and a long-term obligation of $499.0 million. As noted in Note 15, “Commitments and Contingencies” in the notes to the consolidated financial statements, we have current obligations related to non-cancelable purchase commitments of $34.2 billion.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see Note 1, “Organization and Summary of Significant Accounting Policies” in our notes to the consolidated financial statements in this Annual Report.

SMCI | 2026 Form 10-K | 53

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

Investment and Interest Rate Risk

We are exposed to interest rate risk related to our fixed-rate investment portfolio and outstanding debt.

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in money market funds and certificates of deposit. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results of operations. As of June 30, 2026, our investments were in money market funds and certificates of deposit.

We are exposed to changes in interest rates as a result of our borrowings under our term loan and revolving lines of credit. The interest rates for the term loans and the revolving lines of credit ranged from 1.3% to 5.7% at June 30, 2026. Based on the outstanding principal indebtedness of $4,056.1 million under our credit facilities as of June 30, 2026, we believe that a 10% change in interest rates would not have a significant impact on the results of operations.

Foreign Exchange Rate Risk

We consider our direct exposure to foreign exchange rate fluctuations to be minimal as substantially all of our sales and purchases are denominated in United States dollars. To date, our international customer and supplier agreements have been denominated primarily in U.S. dollars and accordingly, we have limited exposure to foreign currency exchange rate fluctuations from customer agreements. The functional currency of our subsidiaries including in the Netherlands, Taiwan and Malaysia is the U.S. dollar. However, certain loans and transactions in these entities are denominated in a currency other than the U.S. dollar, and thus we are subject to foreign currency exchange rate fluctuations associated with re-measurement to U.S. dollars. Such fluctuations have not been significant historically, and a 10% change in foreign currency exchange rates would not have a significant impact on the results of operations. Gains or losses from foreign currency remeasurement are included in other income (expense), net in our consolidated statements of operations.

SMCI | 2026 Form 10-K | 54

Item 8.        Financial Statements and Supplementary Data

SMCI | 2026 Form 10-K | 55

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Super Micro Computer, Inc.
San Jose, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Super Micro Computer, Inc. (the “Company”) as of June 30, 2026 and 2025, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2026 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 31, 2026 expressed an adverse opinion thereon.

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

Valuation of Inventories

As described in Notes 1 and 6 to the consolidated financial statements, the Company’s consolidated inventories balance, which is stated at lower of cost, using the weighted average cost method, or net realizable value, was $12.9 billion as of June 30, 2026. The Company evaluates inventories for excess and obsolescence and lower of cost or net realizable value and, as necessary, writes down the valuation of inventories based upon the Company’s inventory aging, forecasted usage and sales, anticipated selling price, product obsolescence and other factors.

We identified the valuation of inventories as a critical audit matter. Auditing the valuation of inventories, which includes write-down percentages for excess and obsolescence applied to the different inventory aging categories, involved especially challenging and subjective auditor judgments due to the nature and extent of effort required to address this matter.
SMCI | 2026 Form 10-K | 56

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

Revenue Recognition from Contracts with Customers

As described in Notes 1 and 2 to the consolidated financial statements, the Company’s net sales were $39.1 billion for the year ended June 30, 2026. The Company recognizes revenue upon transfer of control of promised goods or services in a contract. Transfer of control of promised goods generally occurs at the point of shipment or upon delivery to the customer. Transfer of control of services generally occurs ratably as the services are made available to the customer or when the Company performs the services and the customer receives and consumes the benefits.

We identified the auditing of revenue recognition from contracts with customers as a critical audit matter because it involved a high degree of auditor effort required in performing audit procedures.

The primary procedures we performed to address this critical audit matter included:

•Evaluating revenue transactions on a sample basis by obtaining and inspecting source documents, such as purchase orders, sales quotations, contracts, invoices, and proof of shipment, proof of delivery, or evidence of customer acceptance, as applicable.
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
San Jose, California
August 31, 2026
SMCI | 2026 Form 10-K | 57

SUPER MICRO COMPUTER, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value per share amounts)

	June 30,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$7,521,474	$5,169,911
Accounts receivable, net of allowance for credit losses of $109 and $0 at June 30, 2026 and 2025, respectively (including amounts receivable from related parties of $624 and $393 at June 30, 2026 and 2025, respectively)	6,125,414	2,203,942
Inventories	12,895,949	4,680,375
Prepaid expenses and other current assets (including receivables from related parties of $905 and $13,745 at June 30, 2026 and 2025, respectively)	1,183,415	247,426
Total current assets	27,726,252	12,301,654
Property, plant, and equipment, net	625,553	504,488
Deferred income taxes, net	697,441	607,416
Other assets	896,221	604,871
Total assets	$29,945,467	$14,018,429
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including amounts due to related parties of $117,062 and $129,752 at June 30, 2026 and 2025, respectively)	$2,247,003	$1,281,977
Accrued liabilities (including amounts due to related parties of $1,213 and $1,044 at June 30, 2026 and 2025, respectively)	1,032,716	565,637
Income taxes payable	262,608	53,381
Lines of credit and term loans, current	2,039,774	75,060
Deferred revenue	1,578,005	368,737
Total current liabilities	7,160,106	2,344,792
Deferred revenue, non-current	1,034,027	362,645
Lines of credit and term loans, non-current	2,016,374	37,415
Convertible notes	4,664,139	4,645,178
Other long-term liabilities (including amounts due to related parties of $362 and $608 at June 30, 2026 and 2025, respectively)	591,205	326,528
Total liabilities	15,465,851	7,716,558
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred Stock and additional paid-in capital, $0.001 par value
Authorized shares: 10,000; Issued and outstanding shares of Series A Mandatory Convertible Preferred Stock: 4,313 and 0 at June 30, 2026 and 2025, respectively	4,226,258	—
Common stock and additional paid-in capital, $0.001 par value
Authorized shares: 1,000,000; Issued and outstanding shares: 656,882 and 594,137 at June 30, 2026 and 2025, respectively	4,600,893	2,866,449
Accumulated other comprehensive income	397	705
Retained earnings	5,651,904	3,434,539
Total Super Micro Computer, Inc. stockholders’ equity	14,479,452	6,301,693
Non-controlling interest	164	178
Total stockholders’ equity	14,479,616	6,301,871
Total liabilities and stockholders’ equity	$29,945,467	$14,018,429

See accompanying notes to consolidated financial statements.
SMCI | 2026 Form 10-K | 58

SUPER MICRO COMPUTER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended June 30,
	2026	2025	2024
Net sales (including related party sales of $29,781, $42,259, and $69,791 in fiscal years 2026, 2025, and 2024, respectively)	$39,063,072	$21,972,042	$14,989,251
Cost of sales (including related party purchases of $725,694, $650,658, and $552,136 in fiscal years 2026, 2025, and 2024, respectively)	34,835,821	19,542,120	12,927,841
Gross profit	4,227,251	2,429,922	2,061,410
Operating expenses:
Research and development	771,232	636,550	463,548
Sales and marketing	352,594	273,139	189,738
General and administrative	332,939	267,239	197,350
Total operating expenses	1,456,765	1,176,928	850,636
Income from operations	2,770,486	1,252,994	1,210,774
Other income (expense), net	26,432	(41,339)	(6,240)
Interest income	186,920	59,834	28,957
Interest expense	(194,574)	(59,573)	(19,352)
Income before income tax provision	2,789,264	1,211,916	1,214,139
Income tax provision	(556,329)	(156,851)	(63,294)
Share of (loss) income from equity investees, net of taxes	(2,482)	(6,211)	1,821
Net income	$2,230,453	$1,048,854	$1,152,666

Net income per common share:
Basic	$3.65	$1.77	$2.07
Diluted	$3.26	$1.68	$1.92
Weighted-average shares used in the calculation of net income per common share:
Basic	601,806	593,665	555,878
Diluted	697,348	628,402	602,146

See accompanying notes to consolidated financial statements.

SMCI | 2026 Form 10-K | 59

SUPER MICRO COMPUTER, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended June 30,
	2026	2025	2024
Net income	$2,230,453	$1,048,854	$1,152,666
Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain, net of tax	(13)	15	24
Net change in defined benefit obligations	(295)	(16)	43
Total other comprehensive (loss) income, net of tax	(308)	(1)	67
Total comprehensive income	$2,230,145	$1,048,853	$1,152,733

See accompanying notes to consolidated financial statements.
SMCI | 2026 Form 10-K | 60

SUPER MICRO COMPUTER, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Preferred Stock and Additional Paid-In Capital		Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2023	—	$—	529,013,580	$538,352	$639	$1,433,014	$165	$1,972,170
Exercise of stock options	—	—	8,725,220	29,453	—	—	—	29,453
Release of shares of common stock upon vesting of restricted stock units	—	—	10,340,470	—	—	—	—	—
Shares withheld for withholding taxes related to settlement of equity awards	—	—	(3,142,910)	(174,354)	—	—	—	(174,354)
Issuances of common stock in public offerings, net of issuance costs	—	—	43,151,050	2,313,983	—	—	—	2,313,983
Purchase of capped calls, net of tax	—	—	—	(108,121)	—	—	—	(108,121)
Stock-based compensation	—	—	—	231,507	—	—	—	231,507
Other comprehensive income	—	—	—	—	67	—	—	67
Net income (loss)	—	—	—	—	—	1,152,666	(1)	1,152,665
Balance at June 30, 2024	—	$—	588,087,410	$2,830,820	$706	$2,585,680	$164	$5,417,370
Exercise of stock options	—	—	4,786,860	20,898	—	—	—	20,898
Release of shares of common stock upon vesting of restricted stock units	—	—	9,927,956	—	—	—	—	—
Shares withheld for withholding taxes related to settlement of equity awards	—	—	(3,774,203)	(142,457)	—	—	—	(142,457)
Share repurchase and retirement	—	—	(4,891,171)	(5)	—	(199,995)	—	(200,000)
Stock-based compensation	—	—	—	314,933	—	—	—	314,933
Purchase of capped calls, net of tax	—	—	—	(157,740)	—	—	—	(157,740)
Other comprehensive loss	—	—	—	—	(1)	—	—	(1)
Net income	—	—	—	—	—	1,048,854	14	1,048,868
Balance at June 30, 2025	—	$—	594,136,852	$2,866,449	$705	$3,434,539	$178	$6,301,871
Exercise of stock options	—	—	3,315,140	46,260	—	—	—	46,260
SMCI | 2026 Form 10-K | 61

Series A Mandatory Convertible Preferred Stock, net of issuance costs	4,312,500	4,226,258	—	—	—	—	—	4,226,258
Release of shares of common stock upon vesting of restricted stock units	—	—	10,314,138	—	—	—	—	—
Shares withheld for withholding taxes related to settlement of equity awards	—	—	(3,156,357)	(129,881)	—	—	—	(129,881)
Issuances of common stock in public offerings, net of issuance costs	—	—	52,272,726	1,405,950	—	—	—	1,405,950
Stock-based compensation	—	—	—	412,115	—	—	—	412,115
Series A Mandatory Convertible Preferred Stock dividends	—	—	—	—	—	(13,088)		(13,088)
Other comprehensive loss	—	—	—	—	(308)	—	—	(308)
Net income (loss)	—	—	—	—	—	2,230,453	(14)	2,230,439
Balance at June 30, 2026	4,312,500	$4,226,258	656,882,499	$4,600,893	$397	$5,651,904	$164	$14,479,616

See accompanying notes to consolidated financial statements.
SMCI | 2026 Form 10-K | 62

SUPER MICRO COMPUTER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended June 30,
	2026	2025	2024
OPERATING ACTIVITIES:
Net income	$2,230,453	$1,048,854	$1,152,666
Reconciliation of net income to net cash (used in) provided by operating activities:
Depreciation and amortization	53,673	41,298	29,617
Amortization of right-of-use (“ROU”) assets	36,594	17,046	9,076
Amortization of debt discount and issuance costs	25,889	10,268	2,292
Inventory valuation adjustment write-down	188,110	232,083	83,004
Stock-based compensation expense	412,115	314,452	231,507
Impairment loss and gain on sale of investments, net	414	—	—
Share of loss (income) from equity investees	2,482	6,211	(1,821)
Unrealized foreign currency exchange (gain) loss	976	18,832	(531)
Loss on extinguishment of convertible notes	—	30,251	—
Deferred income taxes, net	(95,367)	(214,638)	(168,499)
Other non-cash (income) expense, net	(16,956)	(3,077)	12,343
Changes in operating assets and liabilities:
Accounts receivable, net (including changes in related party balances of $(231), $5,801, and $(721) in fiscal years 2026, 2025, and 2024, respectively)	(3,921,872)	533,341	(1,589,187)
Inventories	(8,876,747)	(587,689)	(2,983,000)
Prepaid expenses and other assets (including changes in related party balances of $12,728, $(1,806), and $15,793 in fiscal years 2026, 2025, and 2024, respectively)	(356,230)	(229,107)	(44,646)
Accounts payable (including changes in related party balances of $(12,690), $(35,543), and $76,161 in fiscal years 2026, 2025, and 2024, respectively)	963,258	(180,968)	679,190
Accrued liabilities (including changes in related party balances of $169, $874, and $(13,847) in fiscal years 2026, 2025, and 2024, respectively)	406,200	272,404	92,942
Income taxes payable	213,532	32,043	(110,897)
Deferred revenue	1,880,650	315,006	111,927
Other long-term liabilities (including changes in related party balances of $(246), $608, and $(178) in fiscal years 2026, 2025, and 2024, respectively)	42,940	2,914	8,045
Net cash (used in) provided by operating activities	(6,809,886)	1,659,524	(2,485,972)
INVESTING ACTIVITIES:
Purchases of property, plant, and equipment (including payments to related parties of $12,567, $17,677, and $10,625 in fiscal years 2026, 2025, and 2024, respectively)	(161,999)	(127,214)	(124,279)
Investment in equity securities	(51,613)	(56,000)	(69,673)
Acquisition, net of cash acquired	—	—	(296)
Proceeds from disposal of equity investment	13,333	—	—
Net cash used in investing activities	(200,279)	(183,214)	(194,248)
FINANCING ACTIVITIES:
Proceeds from lines of credit and term loans	4,468,808	1,387,991	2,156,529
Repayment of lines of credit and term loans	(520,510)	(1,768,650)	(1,967,545)
Payments of debt issuance costs	(23,483)	—	—
Proceeds from exercise of stock options	46,260	20,898	29,453
Payment for withholding taxes related to settlement of equity awards	(129,881)	(142,457)	(174,354)
Stock repurchases	—	(200,000)	—
Issuances of common stock in public offerings, net of issuance costs of $42,575	—	—	2,313,983
SMCI | 2026 Form 10-K | 63

	Years Ended June 30,
	2026	2025	2024
Debt issuance costs in connection with amended 2029 Convertibles Notes	—	(31,217)	—
Proceeds from issuance of 2029 Convertible Notes, net of issuance costs of $29,232	—	—	1,695,768
Proceeds from issuance of 2028 Convertible Notes, net of issuance costs of $16,304	—	683,696	—
Proceeds from issuance of 2030 Convertible Notes, net of issuance costs of $44,027	—	2,255,973	—
Purchase of capped calls	—	(182,215)	(142,140)
Common stock issuance, net of underwriting discounts	1,406,953	—	—
Series A Mandatory Convertible Preferred Stock issuance, net of underwriting discounts	4,231,640	—	—
Payments of equity issuance costs	(996)	—	—
Other	(36)	26	30
Net cash provided by financing activities	9,478,755	2,024,045	3,911,724
Effect of exchange rate fluctuations on cash	(9,355)	1,673	(2,191)
Net increase in cash, cash equivalents, and restricted cash	2,459,235	3,502,028	1,229,313
Cash, cash equivalents, and restricted cash at the beginning of year	5,172,301	1,670,273	440,960
Cash, cash equivalents, and restricted cash at the end of year	$7,631,536	$5,172,301	$1,670,273

Supplemental disclosure of cash flow information:
Cash paid for interest	$109,306	$25,490	$16,015
Cash paid for income taxes, net of refunds	$399,276	$327,158	$392,020

Non-cash investing and financing activities:
Unpaid property, plant, and equipment purchases (including due to related parties of $4,658, $3,879, and $2,339 as of June 30, 2026, 2025, and 2024, respectively)	$21,142	$16,208	$19,613
ROU assets obtained in exchange for operating lease commitments	$266,753	$276,170	$32,581
Series A Mandatory Convertible Preferred Stock accrued dividends	$13,088	$—	$—
Transfer of inventory to property, plant, and equipment, net	$7,304	$8,260	$12,535

See accompanying notes to consolidated financial statements.
SMCI | 2026 Form 10-K | 64

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Summary of Significant Accounting Policies

Organization

Super Micro Computer, Inc. (“Super Micro Computer” or the “Company”) was incorporated in 1993. All references to “Super Micro Computer,” “we,” “us,” “our” or the “Company” mean Super Micro Computer, Inc. and its subsidiaries. Super Micro Computer is a global leader in server technology and green computing innovation. Super Micro Computer develops and provides high performance server and storage solutions based upon an innovative, modular and open-standard architecture. Super Micro Computer has operations primarily in the United States, Taiwan, Malaysia, and the Netherlands.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and include the accounts of Super Micro Computer, Inc. and our wholly-owned subsidiaries where we have controlling financial interests, and any variable interest entities for which we are deemed to be the primary beneficiary. All intercompany balances and transactions have been eliminated.

Use of Estimates

Preparation of consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and judgments that affect the reported amounts in the consolidated financial statements and accompanying notes. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical information and on various other assumptions that we believe are reasonable under the circumstances. U.S. GAAP requires us to make estimates and judgments in several areas, including, but not limited to, those related to revenue recognition, income taxes, inventory valuation, useful lives of property, plant and equipment, product warranty accruals, impairment of investments, and fair value of financial instruments and leases. These estimates are based on management’s knowledge about current events, interpretation of regulations, and expectations about actions we may undertake in the future. Actual results could differ materially from those estimates.

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

SMCI | 2026 Form 10-K | 65

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Accounts receivable, accounts payable, and accrued liabilities are carried at cost, which approximates fair value due to the short maturity of these instruments. Cash and cash equivalents, restricted cash, certificates of deposit, and marketable securities, included in prepaid expenses and other current assets and other assets in the consolidated balance sheets, are carried at fair value. Non-current accounts receivable, included in other assets in the consolidated balance sheets, are carried at amortized cost, and bear interest at rates that approximate current market rates for similar credit. We believe the carrying amounts approximate fair value because there have been no significant changes in market rates or credit risk. Short-term and long-term debt, the 2029 Convertible Notes, 2028 Convertible Notes, and the 2030 Convertible Notes, included in lines of credit and term loans, current, lines of credit and term loans, non-current, and convertible notes, respectively, in the consolidated balance sheets are all carried at amortized cost.

Non-marketable Equity Securities

Our non-marketable equity securities, included in other assets in the consolidated balance sheets, are investments in privately-held companies without readily determinable fair values. We elected to account for substantially all of our non-marketable equity securities using the measurement alternative, which is cost, less any impairment. We periodically review our non-marketable equity securities for impairment. When indicators exist and the estimated fair value of an investment is below its carrying amount, we write down the investment to its estimated fair value. The change in carrying value, resulting from the remeasurements, is recognized in other income (expense), net on our consolidated statements of operations. For additional information, see Note 4, “Non-marketable Equity Securities”.

Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents consist of cash on deposit with financial institutions and highly liquid investments with maturities of 90 days or less from the date of purchase. Cash equivalents consist primarily of money market funds and certificates of deposit with original maturities of less than three months. We classify certain restricted cash balances, consisting mostly of cash related to amounts held in bank accounts which are controlled by the lenders pursuant to the terms of certain debt agreements, certificates of deposit primarily related to leases and customs requirements, and money market accounts held in escrow pursuant to our workers’ compensation program, within other assets on our consolidated balance sheets, based upon the expected duration of the restrictions. For further details on our cash, cash equivalents, and restricted cash, see Note 6, “Balance Sheet Components”.

Inventories

Inventories are stated at lower of cost, using weighted average cost method, or net realizable value. Net realizable value is the estimated selling price of our products in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Inventories consist of raw materials (principally electronic components), work in process (principally products being assembled), and finished goods (including GPUs and racks). We evaluate inventory on a quarterly basis for excess and obsolescence and lower of cost or net realizable value and, as necessary, write down the valuation of inventories based upon our inventory aging, forecasted usage and sales, anticipated selling price, product obsolescence and other factors. Once inventory is written down, its new value is maintained until it is sold or scrapped.

We receive various rebate incentives from certain suppliers based on our contractual arrangements, including volume-based rebates. The rebates earned are recognized as a reduction of cost of inventories and reduce the cost of sales in the period when the related inventory is sold. For further details on our inventory, see Note 6, “Balance Sheet Components”.

SMCI | 2026 Form 10-K | 66

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

We evaluate at least annually the recoverability of property, plant, and equipment for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of property, plant, and equipment assets is not recoverable, and the asset’s fair value is less than the carrying amount, an impairment charge is recognized. No impairment charges were recorded for property, plant, and equipment in any of the periods presented.

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

The cost of maintenance and repairs is expensed as incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from their respective accounts, and gain or loss on such sale or disposal is reflected in income from operations.

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

SMCI | 2026 Form 10-K | 67

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Services sales. Our sale of services mainly consists of extended warranty and on-site services as well as system rack installation and integration services. Revenue related to extended warranty commences upon the expiration of the standard warranty period and is recognized ratably over the contractual period as we stand ready to perform any required warranty service. Revenue related to on-site services commences upon recognition of the product sale and is recognized ratably over the contractual period as the on-site services are made available to the customer. These service contracts are typically one to five years in length. Revenue related to system rack installation and integration services is recognized over time when we perform the services and the customer receives and consumes the benefits.

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

SMCI | 2026 Form 10-K | 68

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

As of June 30, 2026 and 2025, the allowance for credit losses on accounts receivable were not material. For further details on our non-current receivable and allowance for credit losses, see Note 6, “Balance Sheet Components”.

Cost of Sales

Cost of sales primarily consists of the costs of materials, contract manufacturing, in-bound shipping, personnel and related expenses including stock-based compensation, tariffs, equipment and facility expenses, warranty costs and write down adjustments for lower of cost or net realizable value and excess and obsolete inventory.

Product Warranties
We offer a limited warranty to end-users ranging from 15 to 39 months for products to repair or replace products for manufacturing defects or hardware component failures. Cost of sales includes the estimated cost of product warranties that are calculated at the point of revenue recognition. Under limited circumstances, we may offer an additional longer period limited warranty to customers for certain products. We also accrue for known warranty and indemnification issues if a loss is probable and can be reasonably estimated. Warranty accruals are based on estimates that are updated on an ongoing basis taking into consideration inputs such as new product introductions, changes in the volume of claims compared with our historical experience, and the changes in the cost of servicing warranty claims. For further details on our product warranties, see Note 6, “Balance Sheet Components”.

Research and Development

Research and development expenses consist of personnel expenses including salaries, benefits, stock-based compensation and incentive bonuses, and related expenses for our research and development personnel, as well as product development costs such as materials and supplies, consulting services, third-party testing services and equipment and facility expenses related to our research and development activities. All research and development costs are expensed as incurred. We occasionally receive funding from certain suppliers and customers towards our development efforts and such amounts are recorded as a reduction of research and development expenses and were $26.9 million, $32.6 million, and $21.5 million for the fiscal years ended June 30, 2026, 2025, and 2024, respectively.

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

Advertising Costs

Advertising costs, net of reimbursements received under the cooperative marketing arrangements with our vendors, are expensed when incurred and are included in sales and marketing expenses on the consolidated statements of operations. We incurred advertising expenses of $2.0 million, $38.1 million and $10.7 million for the fiscal years ended June 30, 2026, 2025 and 2024, respectively.

SMCI | 2026 Form 10-K | 69

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

Operating and finance leases are recorded as right-of-use (“ROU”) assets in other assets, and as lease liabilities in accrued liabilities and other long-term liabilities on our consolidated balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating and finance lease ROU assets and liabilities are initially recognized based on the present value of lease payments over the lease term. In determining the present value of lease payments, we use the implicit interest rate if readily determinable. When the implicit interest rate is not readily determinable, we use the incremental borrowing rate, which is based on our collateralized borrowing capabilities over a similar term of the lease payments. When using the incremental borrowing rate, we utilize the consolidated group incremental borrowing rate. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. We have elected the accounting policy to not recognize ROU assets and lease liabilities that arise from short-term (12 months or less) leases for any class of underlying asset. We account for fixed payments for lease and non-lease components as a single lease component from both a lessee and lessor perspective. Non-lease components that have variable costs, such as common area maintenance, are expensed as incurred and not included in the ROU assets and lease liabilities. Our finance leases are immaterial.

Income Taxes

We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining our provision for income taxes and income tax assets and liabilities, including evaluating uncertainties in the application of accounting principles and complex tax laws.

We record a provision for income taxes for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, we recognize deferred income tax assets and liabilities for the expected future consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. We recognize the deferred income tax effects of a change in tax rates in the period of the enactment.

We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance. We evaluate uncertain tax positions on a quarterly basis and recognize tax benefits from uncertain tax positions only if we believe that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. We recognize interest and penalties related to uncertain tax positions as a component of the provision for income taxes.

SMCI | 2026 Form 10-K | 70

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For non-US earnings in our foreign subsidiaries, we plan to indefinitely reinvest such earnings except for the Netherlands and Malaysia. For the earnings we intend to indefinitely reinvest, no deferred tax liabilities for foreign withholding or other taxes have been recorded. The tax impact associated with the potential repatriation related to Netherlands and Malaysia, is estimated to be immaterial.

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

Foreign Currency Remeasurement

We use the U.S. dollar as our functional currency for all our international subsidiaries, except for Super Micro Asia Science and Technology Park, Inc., a consolidated variable interest entity. Foreign currency monetary assets and liabilities are remeasured into United States dollars at end-of-period exchange rates. Non-monetary assets and liabilities such as property, plant, and equipment and equity are remeasured at historical exchange rates. Revenue and expenses are remeasured at exchange rates in effect during each period, except for those expenses related to non-monetary balance sheet amounts, which are remeasured at historical exchange rates. Gains or losses from foreign currency remeasurement are included in other income (expense), net in our consolidated statements of operations and, to date, have not been significant. Realized and unrealized foreign exchange gain (loss) for the fiscal years ended June 30, 2026, 2025, and 2024 was $5.9 million, $(11.6) million, and $6.3 million, respectively.

Net Income Per Common Share

We compute net income per common share using the two-class method when securities outstanding meet the definition of participating securities. Under the two-class method, distributed and undistributed earnings are allocated between common stock and participating securities based on their respective rights to receive dividends as if all earnings for the period had been distributed. Our 7% Series A Mandatory Convertible Preferred Stock (the "Mandatory Convertible Preferred Stock") is considered a participating security because the holders of the Mandatory Convertible Preferred Stock are contractually entitled to participate in dividends declared on our common stock under certain circumstances. Given the requirement to pay dividends in any settlement outcome of the Mandatory Convertible Preferred Stock, we accrue dividends whether or not they are declared by our board of directors.

We compute basic net income per common share by dividing net income attributable to common shareholders, after deducting accumulated dividends on the Mandatory Convertible Preferred Stock and earnings allocated to the Mandatory Convertible Preferred Stock under the two-class method, by the weighted-average number of common shares outstanding during the period. Contingently issuable shares are included in computing basic net income per common share as of the date that all necessary conditions, including service vesting conditions, have been satisfied.

Diluted net income per common share is calculated by utilizing the most dilutive result of the if-converted and two-class methods. In both methods, net income attributable to common stockholders and the weighted-average common shares outstanding are adjusted to account for the impact of the assumed issuance of potential common shares that are dilutive, subject to dilution sequencing rules. The dilutive effect of our equity awards is determined using the treasury stock method, while the dilutive effect of our convertible notes is determined using the if-converted method. Contingently issuable shares are considered in computing diluted net income per common share as of the beginning of the period in which all necessary conditions have been satisfied and the only remaining vesting condition is a service vesting condition. Potentially dilutive shares whose effect would be anti-dilutive are excluded from the computation of diluted net income per common share.

SMCI | 2026 Form 10-K | 71

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Litigation, Investigation, and Settlement Costs

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

One supplier accounted for 63.1%, 64.4%, and 65.4% of total purchases for the fiscal years ended June 30, 2026, 2025, and 2024.

Purchases from Ablecom and Compuware, our related parties, as shown in Note 11, “Related Party Transactions”, accounted for a combined 2.1%, 3.3%, and 4.3% of cost of sales on our consolidated statements of operations for the fiscal years ended June 30, 2026, 2025, and 2024, respectively.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject us to a significant concentration of credit risk consist of cash and cash equivalents, restricted cash, and accounts receivable. Cash and cash equivalents are maintained with high-quality financial institutions, the composition and maturities of which are regularly monitored by management. We maintain cash and cash equivalents with financial institutions that, at times, may exceed federally insured limits. We have not experienced any losses on such balances and believe that our credit risk is mitigated by maintaining deposits with financial institutions of high credit quality.

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
As of June 30, 2026, three customers accounted for 23.0%, 17.1%, and 12.5% of our accounts receivable balance. As of June 30, 2025, two customers accounted for 33.4% and 13.6% of our accounts receivable balance.

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

SMCI | 2026 Form 10-K | 72

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Accounting Pronouncements Recently Adopted

In March 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2024-02 which removes references to the FASB’s concepts statements from the FASB Accounting Standards Codification. The ASU is part of the FASB’s standing project to make “Codification updates for technical corrections such as conforming amendments, clarifications to guidance, simplifications to wording or the structure of guidance, and other minor improvements.” We adopted ASU 2024-02 on July 1, 2025, which did not have a material impact on our consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. We adopted ASU 2023-09 during fiscal year 2026 on a retrospective basis. Refer to Note 14, “Income Taxes”.

Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement, but it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which was issued to clarify the initial effective date for entities that do not have an annual reporting period that ends on December 31 (referred to as non-calendar year-end entities). The update clarified that ASU 2024-03 shall be effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The ASU is effective for our fiscal year beginning July 1, 2027. We are currently evaluating the effects of the ASU on our consolidated financial statements and disclosures.

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which revises current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a variable interest entity that meets the definition of a business. The amendments require that an entity consider the same factors that are currently required for determining which entity is the accounting acquirer in other acquisition transactions. The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The ASU is effective for our fiscal year beginning July 1, 2027. We are currently evaluating the effects of the ASU on our consolidated financial statements and disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides all entities with a practical expedient and entities other than public business entities with an accounting policy election when applying the guidance in Topic 326, Financial Instruments–Credit Losses, to current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers. The ASU is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The ASU is effective for our fiscal year beginning July 1, 2026. We are currently evaluating the effects of the ASU and do not expect the adoption of this guidance to have a material impact on our consolidated financial statements and disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-scope Improvements. This update makes targeted, narrow-scope improvements to the interim reporting guidance in Topic 270 to clarify application and improve consistency in practice. The amendments do not change the underlying principles of interim reporting. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The ASU is effective for interim reporting periods beginning in our fiscal year beginning July 1, 2028. We are currently evaluating the effects of the ASU and do not expect the adoption of this guidance to have a material impact on our consolidated financial statements and disclosures.

SMCI | 2026 Form 10-K | 73

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which includes 33 technical corrections, clarifications, and minor refinements across multiple Accounting Standards Codification (“ASC”) Topics intended to improve consistency and usability of U.S. GAAP. Transition is applied on an issue-by-issue basis: the Earnings Per Share ("EPS") clarification (ASC 260, Issue 4) is applied retrospectively to all prior periods presented, while all other amendments may be applied prospectively or retrospectively, with appropriate disclosures about the nature/reason for the change (and additional disclosures if applied retrospectively). The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The ASU is effective for our fiscal year beginning July 1, 2027. We are currently evaluating the effects of the ASU and do not expect the adoption of this guidance to have a material impact on our consolidated financial statements and disclosures.

In April 2026, the FASB issued ASU 2026-01, Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock. This update provides guidance on how an issuer should initially measure paid-in-kind (“PIK”) dividends on equity-classified preferred stock. Specifically, the amendments improve the decision usefulness of the financial reporting information provided to investors by (1) enhancing the comparability of financial information reported among entities that issue PIK dividends on equity-classified preferred stock and (2) providing additional information about the liquidation value of the preferred stock, which helps investors to understand the amount and preference of relative claims on an entity. The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The ASU is effective for our fiscal year beginning July 1, 2027. We are currently evaluating the effects of the ASU and do not expect the adoption of this guidance to have a material impact on our consolidated financial statements and disclosures.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications did not result in net changes to consolidated balance sheets, statements of operations, or statements of cash flows.

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

Additionally, the CODM reviews other significant segment expenses including the inventory valuation adjustment write-downs, recorded to cost of sales, which is separately disclosed in Note 6, “Balance Sheet Components”, and stock-based compensation, which is separately disclosed in Note 12, “Stock-based Compensation”.

The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets. The accounting policies of our consolidated segment are the same as those described in Note 1, “Organization and Summary of Significant Accounting Policies”.

SMCI | 2026 Form 10-K | 74

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Long-lived assets

The following is a summary of property, plant, and equipment, net (in thousands):

	June 30,
	2026	2025
United States	$423,241	$313,739
Taiwan	108,512	104,435
Malaysia	62,166	61,205
Other	31,634	25,109
Property, plant, and equipment, net	$625,553	$504,488

The table above excludes other assets and intangible assets. Operating lease assets in the United States were $501.8 million as of June 30, 2026. Operating lease assets in all other countries were less than 10% as of June 30, 2026. Operating lease assets in the United States and the Netherlands were $279.5 million and $10.4 million as of June 30, 2025, respectively.

Disaggregation of Revenue

Total revenue recognized from all services and software for the fiscal years ended June 30, 2026, 2025, and 2024 was $538.3 million, $330.5 million, and $228.3 million, respectively. Of this, revenue related to services recognized on an over time basis during the contract term was $420.3 million for the fiscal year ended June 30, 2026, and $223.1 million and $152.1 million for the fiscal years ended June 30, 2025 and 2024, respectively.

International net sales are based on the country to which the products were shipped. The following is a summary of net sales by geographic region (in thousands):

	Years Ended June 30,
	2026	2025	2024
United States	$27,690,067	$13,052,563	$10,187,331
Asia	6,063,327	5,494,147	2,912,570
Europe	2,674,494	2,726,994	1,293,959
Other	2,635,184	698,338	595,391
Total	$39,063,072	$21,972,042	$14,989,251

For the year ended June 30, 2026, 70.9% of our revenues were from the United States. For the year ended June 30, 2025, 59.4% and 10.9% of revenues were from the United States and Thailand, respectively. For the year ended June 30, 2024, 68.0% of our revenues were from the United States. Revenue from all other countries were individually less than 10% for each of the periods presented. Our revenue by geographic region is based on where the products were shipped to for the fiscal years ended June 30, 2026, 2025, and 2024.

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

For the fiscal year ended June 30, 2026, sales to one customer represented 28.1% of total net sales. For the fiscal year ended June 30, 2025, sales to four customers represented 20.9%, 11.5%, 11.3%, and 11.1% of total net sales. For the fiscal year ended June 30, 2024, sales to one customer represented 20.0% of total net sales.

SMCI | 2026 Form 10-K | 75

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

Contract assets are rights to consideration in exchange for goods or services that we have transferred to a customer when such right is conditional on something other than the passage of time. Such contract assets have not been material to our consolidated financial statements.

Contract liabilities consist of deferred revenue and relate to amounts invoiced to or advance consideration received from customers, which precede our satisfaction of the associated performance obligations. Our deferred revenue primarily results from customer payments received upfront for extended warranties and on-site services because these performance obligations are satisfied over time. Additionally, at times, deferred revenue may fluctuate due to the timing of non-refundable advance consideration received from non-cancelable contracts relating to the sale of future products. Revenue recognized during fiscal year ended June 30, 2026, which was included in the opening deferred revenue balance as of June 30, 2025 of $731.4 million, was $358.1 million. Revenue recognized during fiscal year ended June 30, 2025, which was included in the opening deferred revenue balance as of June 30, 2024 of $416.4 million, was $190.2 million.

Deferred revenue increased by $1,880.6 million as of June 30, 2026, as compared to the fiscal year ended June 30, 2025. This increase was largely due to both of the following: the deferral of invoiced amounts for service contracts during the period exceeding the recognized revenue from contracts entered into in prior periods, and a $943.4 million increase in non-refundable advance consideration or cash consideration received from customers which preceded our satisfaction of the associated performance obligations relating to product sales expected to be fulfilled in the next 12 months.

Transaction Price Allocated to the Remaining Performance Obligations

Remaining performance obligations represent in aggregate the amount of transaction price that has been allocated to performance obligations not delivered, or only partially delivered, as of the end of the reporting period. We apply the exemption to not disclose information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less. The performance obligations excluded from this disclosure primarily relate to short-term contracts expected to be fulfilled within one year, such as on-site services, integration services, extended warranty services, and for products where control has not yet been transferred. The value of the transaction price allocated to the remaining performance obligations as of June 30, 2026, was approximately $2,612.0 million. We expect to recognize approximately 60% of such value in the next 12 months, and the remainder thereafter.

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

SMCI | 2026 Form 10-K | 76

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Contract fulfillment costs consist of costs paid in advance for outsourced services provided by third parties to the extent they are not in the scope of other guidance. Fulfillment costs paid in advance for outsourced services provided by third parties are capitalized and amortized over the period when the services are expected to be provided. Such fulfillment costs are insignificant to our consolidated financial statements. Revenue is recognized either over time or at a point in time, depending on when the underlying products or services are transferred to the customer. Revenue is recognized at a point in time for products upon transfer of control. Revenue is recognized over time for support and services provided over the contract term. Revenue related to system rack installation and integration services is recognized over time when services are performed and the customer receives and consumes the benefits.

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

Financial Instruments Measured at Fair Value on a Recurring Basis

Cash and cash equivalents, money market funds, certificates of deposit, investment in an auction rate security, and marketable securities, included in prepaid expenses and other current assets and other assets in the consolidated balance sheets, are carried at fair value.

The following table sets forth our financial instruments as of June 30, 2026 and 2025, which are measured at fair value on a recurring basis by level within the fair value hierarchy. These are classified based on the lowest level of input that is significant to the fair value measurement (in thousands):

	As of June 30, 2026				As of June 30, 2025
	Level 1	Level 2	Level 3	Asset at Fair Value	Level 1	Level 2	Level 3	Asset at Fair Value
Assets
Money market funds(1)	$60,454	$—	$—	$60,454	$44	$—	$—	$44
Certificates of deposit	—	47,496	—	47,496	—	519	—	519
Marketable equity security	23,110	—	—	23,110	6,239	—	—	6,239
Available-for-sale investment:
Auction rate security(2)	—	—	—	—	—	—	1,750	1,750
Total assets	$83,564	$47,496	$—	$131,060	$6,283	$519	$1,750	$8,552

(1) All of the money market funds are included in cash and cash equivalents or other assets in the consolidated balance sheets as of June 30, 2026 and June 30, 2025, respectively.
(2) The fair value of our auction rate security was immaterial as of June 30, 2026.

The investment in marketable equity security is carried at fair value using values available on a public exchange, is based on a Level 1 input, and is recorded in prepaid expenses and other current assets in the consolidated balance sheets. The unrealized gains and losses of the investment are included in other income (expense), net in our consolidated statements of operations. For the fiscal years ended June 30, 2026, 2025, and 2024, an unrealized gain (loss) of $16.9 million, $2.6 million, and $(1.3) million, respectively, were recorded in other income (expense), net in the consolidated statements of operations.

There were no transfers between Level 1, Level 2, or Level 3 financial instruments in fiscal years 2026 and 2025.

Financial Instruments Not Recorded at Fair Value

SMCI | 2026 Form 10-K | 77

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

As of June 30, 2026 and 2025, our total lines of credit and term loans of $4,056.1 million and $112.5 million, respectively, are reported at amortized cost. The carrying value of our outstanding lines of credit and term loans approximates fair value because the borrowings primarily bear interest at variable rates based on current market rates or have short-term maturities. For fair value disclosure purposes, the estimated fair values of these borrowings are classified within Level 2 of the fair value hierarchy based on observable market inputs.

The estimated fair values as of June 30, 2026 of the 2029 Convertible Notes, the 2028 Convertible Notes, and the 2030 Convertible Notes were $1,579.2 million, $685.3 million, and $2,037.1 million, respectively. The estimated fair values as of June 30, 2025 of the 2029 Convertible Notes, the 2028 Convertible Notes, and the 2030 Convertible Notes were $1,801.9 million, $818.5 million, and $2,576.6 million, respectively. The estimated fair values of the 2029 Convertible Notes, the 2028 Convertible Notes, and the 2030 Convertible Notes were determined based on quoted market prices in markets that are not considered active and were classified within Level 2 of the fair value hierarchy.

Note 4. Non-marketable Equity Securities

Our non-marketable equity securities, included in other assets in the consolidated balance sheets, consist of investments in privately held companies without readily determinable fair values. The following table shows our non-marketable equity securities that were measured using the measurement alternative (in thousands):

	June 30,
	2026	2025
Non-marketable equity securities:
Opening gross investment balance (as of July 1, 2025 and July 1, 2024)	$116,217	$66,217
Investment made during the year	46,613	50,000
Cumulative impairment adjustments	(23,600)	(11,600)
Total carrying value (as of June 30, 2026 and June 30, 2025)	$139,230	$104,617

SMCI | 2026 Form 10-K | 78

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

During the fiscal year ended June 30, 2026, we recognized an impairment loss of $12.0 million related to an investment, and subsequently realized a gain of $13.3 million upon sale of such investment in the later part of the year, resulting in a net gain of $1.3 million for the fiscal year ended June 30, 2026. No impairment loss was recorded during the fiscal year ended June 30, 2025. During the fiscal year ended June 30, 2024, we recognized an impairment loss of $11.6 million.

During the fiscal years ended June 30, 2026 and 2025, we invested $5.0 million and $6.0 million, respectively, in a clean energy technology company focused on the development and deployment of advanced battery storage solutions. We represent approximately 33% on this technology company's board of directors and account for the investment under the equity method. For the fiscal year ended June 30, 2026, our share of the investee’s net loss recognized was approximately $2.2 million, and was recognized in share of (loss) income from equity investees, net of taxes in our consolidated statements of operations.

During the fiscal year ended June 30, 2025, we impaired our investment in a privately-held company (the “Corporate Venture”) located in China, accounted for as an equity method investment. Please refer to Note 11, “Related Party Transactions” for further discussion.

SMCI | 2026 Form 10-K | 79

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 5. Net Income Per Common Share

The following table shows the computation of basic and diluted net income per common share for the years ended June 30, 2026, 2025, and 2024 (in thousands, except per share amounts):

	Years Ended June 30,
	2026	2025	2024
Numerator:
Net income - basic	$2,230,453	$1,048,854	$1,152,666
Less: Series A Mandatory Convertible Preferred Stock dividends	(13,088)	—	—
Less: Earnings allocated to participating securities	(21,523)	—	—
Net income attributable to common stockholders - basic	2,195,842	1,048,854	1,152,666
Add: Earnings allocated to participating securities	21,523	—	—
Add: Convertible notes interest charge, net of tax	71,960	5,726	1,480
Less: Earnings re-allocated to participating securities for the impact of dilutive securities	(19,202)	—	—
Net income attributable to common stockholders - diluted	$2,270,123	$1,054,580	$1,154,146

Denominator:
Weighted-average shares outstanding - basic	601,806	593,665	555,878
Effect of dilutive convertible notes	73,803	4,685	4,392
Effect of dilutive securities	21,739	30,052	41,876
Weighted-average shares outstanding - diluted	697,348	628,402	602,146

Net income per common share - basic	$3.65	$1.77	$2.07
Net income per common share - diluted	$3.26	$1.68	$1.92

Anti-dilutive shares excluded from diluted net income per common share:
Stock-based awards	22,433	14,707	2,700
Convertible notes	—	20,673	—

Note 6. Balance Sheet Components

The following tables provide details of the selected balance sheet items (in thousands):

Cash, Cash Equivalents, and Restricted Cash

	June 30,
	2026	2025
Cash and cash equivalents	$7,521,474	$5,169,911
Restricted cash included in prepaid expenses and other current assets and other assets	110,062	2,390
Total cash, cash equivalents, and restricted cash	$7,631,536	$5,172,301

SMCI | 2026 Form 10-K | 80

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Allowance for credit losses

We have established an allowance for credit losses. The allowance for credit losses is based upon the age of outstanding receivables, credit risk of specific customers, historical trends related to past losses and other relevant factors. Accounts receivable allowances as of June 30, 2026, 2025, and 2024 consisted of the following (in thousands):

	Beginning Balance	Credit Loss Recoveries, net	Write-offs	Ending Balance
Allowance for credit losses:
Year ended June 30, 2026	$—	$470	$(361)	$109
Year ended June 30, 2025	$73	$(4)	$(69)	$—
Year ended June 30, 2024	$82	$(9)	$—	$73

Inventories

	June 30,
	2026	2025
Finished goods	$10,275,998	$3,465,352
Work in process	1,677,898	674,613
Purchased parts and raw materials	942,053	540,410
Total inventories	$12,895,949	$4,680,375

During the fiscal years ended June 30, 2026, 2025, and 2024, we recorded write down adjustments for excess and obsolete inventory and lower of cost and net realizable value adjustments to cost of sales totaling $188.1 million, $232.0 million, and $83.0 million, respectively.

Prepaid Expenses and Other Current Assets

	June 30,
	2026	2025
Asset held for others	$465,759	$—
Prepaid inventory	315,373	1,323
Receivable from vendors	137,213	155,254
Prepaid expenses	92,294	26,822
Restricted cash	47,000	—
Prepaid income tax	29,028	44,337
Marketable equity security	23,110	6,239
Deferred service costs	17,442	5,643
Other	56,196	7,808
Total prepaid expenses and other current assets	$1,183,415	$247,426

SMCI | 2026 Form 10-K | 81

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Property, Plant, and Equipment, net

	June 30,
	2026	2025
Buildings	$197,580	$182,466
Land	196,234	162,848
Building and leasehold improvements	142,552	121,665
Machinery and equipment	140,063	111,331
Construction in progress	52,590	1,038
Furniture and fixtures	45,202	36,268
Software	4,059	7,117
Property, plant, and equipment, gross	778,280	622,733
Accumulated depreciation and amortization	(152,727)	(118,245)
Property, plant, and equipment, net	$625,553	$504,488

Depreciation expense for the fiscal years ended June 30, 2026, 2025, and 2024 was $53.0 million, $41.0 million, and $30.1 million, respectively.

During the fiscal years ended June 30, 2026 and 2025, $17.6 million and $128.3 million, respectively, of fully depreciated assets were written off from the cost and accumulated depreciation amounts in the table above. These assets had a zero net book value, thus, no gain or loss was recognized on the consolidated statements of operations from the write off.

Other Assets

	June 30,
	2026	2025
Operating lease ROU asset	$521,287	$293,692
Long-term investments	148,017	112,367
Tariff receivable*	65,351	—
Restricted cash, non-current	63,062	2,390
Deferred service costs, non-current	36,567	10,713
Deposits	27,481	4,980
Non-current accounts receivable	4,846	166,405
Other	29,610	14,324
Total other assets	$896,221	$604,871

*Represents receivables related to our claims under Section 232 of the Trade Expansion Act of 1962. Refer to Note 15, “Commitments and Contingencies” for additional disclosures related to the Supreme Court decision related to tariff under the International Emergency Economic Powers Act (“IEEPA”).

SMCI | 2026 Form 10-K | 82

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Accrued Liabilities

	June 30,
	2026	2025
Customer deposits	$314,665	$260,131
Accrued payroll and related expenses	161,229	82,156
Customer-related liabilities	135,937	32,858
Input tax payable	95,180	39,161
Accrued interest - lines of credit and term loans	59,491	146
Accrued cooperative marketing expenses	50,267	26,775
Operating lease liability	40,626	21,189
Import tax and tariff liabilities	30,809	20,883
Accrued professional fees	27,592	8,098
Accrued interest - convertible notes	27,388	27,701
Accrued warranty costs	19,458	9,753
Accrued preferred stock dividends	13,088	—
Other	56,986	36,786
Total accrued liabilities	$1,032,716	$565,637

Product Warranties

	Years Ended June 30,
	2026	2025	2024
Balance, beginning of the year	$16,954	$17,815	$14,859
Provision for warranty	138,141	59,164	52,253
Costs utilized	(128,235)	(56,572)	(49,204)
Change in estimated liability for pre-existing warranties	1,494	(3,453)	(93)
Balance, end of the year	$28,354	$16,954	$17,815
Current portion	$19,458	$9,753	$10,009
Non-current portion	$8,896	$7,201	$7,806

The portion of the accrued warranty costs expected to be incurred within the next 12 months is included within accrued liabilities, while the remaining balance is included within other long-term liabilities on the consolidated balance sheets.

Offsetting of Financial Assets and Liabilities

We have agreements with certain contract manufacturers that allow us to offset receivables and payables with those counterparties. As of June 30, 2026, the gross amount recorded within our consolidated balance sheets in prepaid expenses and other current assets and accounts payable was $57.0 million and $140.7 million, respectively. As of June 30, 2025, the gross amount recorded within our consolidated balance sheets in prepaid expenses and other current assets and accounts payable was $16.2 million and $40.0 million, respectively.

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

SMCI | 2026 Form 10-K | 83

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Pursuant to the Receivables Purchase Agreement, we may, subject to the terms and conditions set out therein, sell certain of our accounts receivable and related rights to the Purchasers (the “Purchased Receivables”). The Receivables Purchase Agreement provides for an uncommitted facility with an initial aggregate facility limit of $1,790.0 million. The Purchasers may elect in their sole direction to purchase eligible accounts receivable offered by us under the Receivables Purchase Agreement at the applicable purchase discount. The purchase price for any Purchased Receivable will be the net invoice amount of the Purchased Receivable, minus the applicable discount, which is set at Term Secured Overnight Financing Rate (“SOFR”) (as defined in the Receivables Purchase Agreement) plus a specified discount assigned to each account debtor in the range of 1.15% - 2.80%, and calculated on the basis of a specified discount period. In the event the purchase of such Purchased Receivables is not characterized as a sale, we will be deemed to have granted a security interest in such Purchased Receivables and the proceeds thereof in favor of the Purchasers. The facility may be terminated by the Administrative Agent, the Required Purchasers or the sellers upon 30 days’ prior written notice, or earlier upon the occurrence of certain termination events.

Trade receivables sold and discount on trade receivables sold under this program were as follows (in thousands):

Year Ended June 30,
2026
Trade receivables sold	$831,674
Discount on trade receivables(1)	$5,737

(1) Included in general and administrative expenses in the consolidated statements of operations.

There were no trade receivables sold under the Receivables Purchase Agreement and subject to servicing by us that remained outstanding and uncollected, or outstanding and collected but not yet remitted to purchasers, and therefore the full $1,790.0 million facility limit remained unutilized as of June 30, 2026.

SMCI | 2026 Form 10-K | 84

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 8. Lines of Credit, Revolving Credit Facilities, and Term Loans

Short-term and long-term loan obligations with respect to lines of credit and term loans as of June 30, 2026 and 2025 consisted of the following (in thousands):

	June 30,
	2026	2025
Lines of credit:
CTBC Credit Lines	$183,249	$—
Chang Hwa Bank Credit Lines	25,022	—
E.SUN Bank Credit Lines	50,000	30,000
Mega Bank Credit Lines	—	—
First Bank Credit Lines	—	—
JP Morgan Revolving Credit Facility	2,000,000	—
CTBC Revolving Credit Facilities	1,763,533	—
Total lines of credit	4,021,804	30,000

Term loan facilities:
Chang Hwa Bank Credit Facility, due October 15, 2026	2,616	11,399
CTBC Term Loan Facility, due June 4, 2030	21,075	28,822
CTBC Term Loan Facility, due August 15, 2026	242	1,846
E.SUN Bank Term Loan Facility, due September 15, 2026	2,511	13,678
E.SUN Bank Term Loan Facility, due August 15, 2027	4,761	9,632
Mega Bank Term Loan Facility, due October 3, 2026	3,139	17,098
Total term loans	34,344	82,475
Total lines of credit and term loans	$4,056,148	$112,475
Lines of credit and term loans, current	$2,039,774	$75,060
Lines of credit and term loans, non-current	$2,016,374	$37,415

SMCI | 2026 Form 10-K | 85

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Activities under Lines of Credit, Revolving Credit Facilities, and Term Loans

Available borrowings and interest rates as of June 30, 2026 and June 30, 2025 consisted of the following (in thousands, except for percentages):

	June 30, 2026		June 30, 2025
	Available borrowings	Interest rate	Available borrowings	Interest rate
Lines of credit:
CTBC Credit Lines	$1,751	2.58% - 4.87%	$185,000	2.63% - 5.79%
Chang Hwa Bank Credit Lines	$3,750	1.88% - 4.40%	$30,259	1.88% - 5.16%
E.SUN Bank Credit Lines	$—	2.75% - 4.94%	$30,000	2.02% - 5.12%
Mega Bank Credit Lines	$36,861	2.23% - 4.58%	$50,000	1.90% - 5.26%
First Bank Credit Lines	$20,000	2.03% - 4.81%	$—	N/A
JP Morgan Revolving Credit Facility	$—	4.91% - 5.68%	$—	N/A
CTBC Revolving Credit Facilities	$—	2.86% - 5.11%	$—	N/A

Term loan facilities:
Chang Hwa Bank Credit Facility, due October 15, 2026	$—	2.08%	$—	2.08%
CTBC Term Loan Facility, due June 4, 2030	$—	1.33% - 1.83%	$—	1.33% - 1.83%
CTBC Term Loan Facility, due August 15, 2026	$—	2.03%	$—	1.53% - 2.03%
E.SUN Bank Term Loan Facility, due September 15, 2026	$—	2.22%	$—	2.22%
E.SUN Bank Term Loan Facility, due August 15, 2027	$—	2.22%	$—	1.92%
Mega Bank Term Loan Facility, due October 3, 2026	$—	2.02%	$—	2.02%
Principal payments on lines of credit and term loans are due as follows (in thousands):

Fiscal Year:	Principal Payments
2027	$2,039,774
2028	6,061
2029	5,381
2030	4,932
2031	2,000,000
Total lines of credit and term loans	$4,056,148

JP Morgan Revolving Credit Facility

On December 29, 2025, we entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., (“JP Morgan”) as administrative agent and collateral agent, and a syndicate of lenders, which provides for a revolving credit facility of up to $2,000.0 million (the “Revolving Credit Facility”), including a $200.0 million letter of credit sub-limit and a $150.0 million same-day borrowing sub-limit, with an option to increase total commitments by up to $1,000.0 million subject to certain conditions. Borrowings under the Revolving Credit Facility may be used for working capital and other general corporate purposes. The upfront fees totaling $9.8 million incurred in connection with the credit agreement were capitalized as deferred cost and recorded as a non-current asset included within other assets on the consolidated balance sheet as of issuance of the credit facility. These deferred financing costs are being amortized to interest expense over the term of the Revolving Credit Facility and are not material.

SMCI | 2026 Form 10-K | 86

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
As of June 30, 2026, we had $2,000.0 million outstanding under the Revolving Credit Facility. As of June 30, 2026, the estimated collateral value of assets held in the United States was approximately $22.4 billion, after excluding assets that were ineligible, non-transferable, or otherwise assigned no realizable collateral value under the Credit Agreement.

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

In June 2026, the Credit Agreement was amended to provide additional capacity for distributions on certain Mandatory Convertible Preferred Stock, subject to maintaining a pro forma fixed charge coverage ratio of at least 2.00:1.00.

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

SMCI | 2026 Form 10-K | 87

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Borrowings under Facility A1 denominated in U.S. Dollar (“USD”) accrue interest at the US dollar offered rate of the Taipei Forex Inc. (“TAIFX3”) (subject to a zero floor) plus a margin of 1.0% per annum, and borrowings under Facility A2 denominated in USD accrue interest at Term SOFR (subject to a zero floor) plus a margin of 1.2% per annum. Borrowings under Facility A1 and Facility A2 denominated in New Taiwan Dollar (“NTD”) accrue interest at the Taipei Interbank Offered Rate (“TAIBOR”) (subject to a zero floor) plus a margin of 1.0% per annum; provided that the interest rate applicable to any loan denominated in NTD will never be less than 1.7%. We pay a commitment fee on unused and available commitments under the CTBC Revolving Credit Facilities on each day of the availability period that the daily average utilization amount of the CTBC Revolving Credit Facilities is less than 50% of total commitments at a rate of 0.15% per annum, payable quarterly in arrears. A 0.10% fee is payable if the maturity of the CTBC Revolving Credit Facilities is extended. Each prepayment of a loan under the CTBC Revolving Credit Facilities on a date other than the last day of the applicable interest period and any cancellation of commitments under the CTBC Revolving Credit Facilities is subject to a fee of 0.15% of the relevant prepaid amount and/or cancelled amount.

The CTBC Revolving Credit Facilities mature on the first anniversary of the date of initial utilization; if no utilization is made within six months following the signing date of the Credit Agreement, the date of initial utilization will be deemed to be the first day following the completion of such six-month period. We may extend the maturity of the CTBC Revolving Credit Facilities on no more than two occasions, in each case by an additional year. The Credit Agreement is governed by the laws of Taiwan, and disputes are subject to the non-exclusive jurisdiction of the courts of Taiwan. The upfront fees totaling $13.7 million incurred in connection with the credit agreement were capitalized as deferred cost and recorded as a current asset included within prepaid expenses and other current assets on the consolidated balance sheet as of issuance of the credit facilities. These deferred financing costs are being amortized to interest expense over the term of the CTBC Revolving Credit Facilities and not material.

Under the CTBC Revolving Credit Facilities, (i) the Company guarantees the obligations of its wholly-owned subsidiary, Super Micro Computer, Inc. Taiwan, (ii) all receivables of the subsidiary and the related proceeds are subject to a continuing security interest, and (iii) certain funds placed on term deposit in bank accounts held by the subsidiary are subject to a continuing security interest.

The initial utilization was originally due for repayment on July 23, 2026. On July 23, 2026, the repayment date was extended to January 22, 2027.

As of June 30, 2026, we had $1,763.5 million outstanding under the CTBC Revolving Credit Facilities.

CTBC Bank

CTBC Credit Lines

On September 28, 2023, our Taiwan subsidiary entered into a general agreement for omnibus credit lines with CTBC Bank (the “2023 CTBC Agreement”), which replaces the prior CTBC credit lines in their entirety and permits for borrowings, from time to time, thereunder pursuant to various individual credit arrangements and includes the previously issued long and medium term loan facility of NTD 1,550.0 million entered in 2021 and 2020 (the “Long and Medium Loan Facility”), and each of (i) a short-term loan and guarantee line providing credit of up to NTD 1,250.0 million and NTD 100.0 million, respectively (the “NTD Short Term Loan/Guarantee Line”), (ii) a short-term loan providing a line of credit of up to $40.0 million (the “USD Short Term Loan Line”), and (iii) an export/import o/a loan line providing a line of credit of up to $105.0 million for exports and $50.0 million for imports (the “Export/Import Line,” and, together with the NTD Short Term Loan/Guarantee Line and the USD Short Term Loan Line, the “New CTBC Credit Lines”). Aggregate borrowings under the New CTBC Credit Lines together are subject to a cap of $105.0 million.

SMCI | 2026 Form 10-K | 88

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
On February 16, 2024, our Taiwan subsidiary entered into a new general agreement for omnibus credit lines with CTBC Bank (the “2024 CTBC Agreement”). This agreement (which changed arrangements under the 2023 CTBC Agreement), increased the aggregate total borrowings under the various individual credit arrangements with CTBC Bank from $105.0 million to $185.0 million. The credit arrangements under the 2024 CTBC Agreement now include the previously issued long and medium term loan facility of NTD 1,550.0 million entered in 2021 and 2020 (the “Long and Medium Loan Facility”), and each of (i) a short-term loan and guarantee line providing credit of up to NTD 1,250.0 million and NTD 100.0 million, respectively (the “New NTD Short Term Loan/Guarantee Line”), (ii) a short-term loan providing a line of credit of up to $40.0 million (the “New USD Short Term Loan Line”), (iii) an export/import o/a loan line providing a line of credit of up to $105.0 million for exports and $50.0 million for imports (the “New Export/Import Line”), and (iv) an import o/a loan line of credit of up to $80.0 million available through August 31, 2024 (the “Incremental Import Line,” and, together with the New NTD Short Term Loan/Guarantee Line, the New USD Short Term Loan Line, and the New Export/Import Line, the “Increased CTBC Credit Lines”). Aggregate borrowings under all the Increased CTBC Credit Lines are subject to a cap of $185.0 million.

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

2026 CTBC Facility Letter

On April 21, 2026, our Taiwan Subsidiary received a new facility letter from CTBC Bank (“2026 Facility”), issued under the general agreement for omnibus credit lines with CTBC Bank, dated February 16, 2024 (the “2024 CTBC Agreement”) and agreement for Individually Negotiated Terms and Conditions with CTBC Bank, dated May 8, 2026 (the “2026 CTBC Individually Agreement”). As a result, the credit arrangements under the 2024 CTBC Agreement now include the previously issued long and medium-term loan facility of NTD 1,550.0 million entered into in 2020 and 2021 (the “Long and Medium Loan Facility”), and each of (i) a short-term loan and guarantee line providing credit of up to NTD 1,800.0 million and NTD 100.0 million, respectively (the “NTD Short Term Loan/Guarantee Line”), (ii) an export/import open account loan line providing a line of credit of up to $105.0 million for exports and imports (the “Export/Import Line”) and (iii) an import o/a loan line of credit of up to $80.0 million (the “Import O/A Line,” and, together with the NTD Short Term Loan/Guarantee Line, the USD Short Term Loan Line, and the Export/Import Line, the “2026 CTBC Credit Lines”). Aggregate borrowings under all the 2026 CTBC Credit Lines are subject to a cap of $185.0 million as set forth under the 2024 CTBC Agreement.
SMCI | 2026 Form 10-K | 89

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2026 and 2025, the outstanding borrowings under the 2026 CTBC Credit Lines were $183.2 million and $0.0 million, respectively.

CTBC Term Loan Facility

We, through our Taiwan subsidiary, entered into certain credit agreement, dated May 6, 2020, with CTBC Bank Co., Ltd. (“CTBC”), which provided for a ten-year, non-revolving term loan facility (the “2020 CTBC Term Loan Facility”) to borrow up to NTD 1,200.0 million.

On July 20, 2021, we, through our Taiwan subsidiary, entered into a general agreement for omnibus credit lines with CTBC (the “2021 CTBC Credit Facility"), which replaced the prior CTBC credit facilities, other than the 2020 CTBC Term Loan Facility, in their entirety and permit borrowings, from time to time, pursuant to a term loan facility of up to NTD 1,550.0 million including the existing 2020 CTBC Term Loan Facility of NTD 1,200.0 million and a new 75-month, non-revolving term loan facility of NTD 350.0 million to use to purchase machinery and equipment for our Bade Manufacturing Facility located in Taiwan (the “2021 CTBC Machine Loan”).

As of June 30, 2026 and 2025, the amounts outstanding under the 2020 CTBC Term Loan Facility were $21.1 million and $28.8 million, respectively. As of June 30, 2026 and 2025, under the 2021 CTBC Machine Loan, the amounts outstanding were $0.2 million and $1.8 million, respectively.

As of June 30, 2026, the net book value of land and buildings located in Bade, Taiwan, collateralizing the CTBC credit lines, term loan facilities, and revolving credit facilities, was $76.0 million.

Chang Hwa Bank

Chang Hwa Bank Credit Lines and Credit Facility

On October 5, 2021 (the “Chang Hwa Bank Effective Date”), we, through our Taiwan subsidiary, entered into a credit facility (the “Chang Hwa Bank Credit Facility”) with Chang Hwa Commercial Bank, Ltd. (“Chang Hwa Bank”). The Chang Hwa Bank Credit Facility permits borrowings of up to NTD 1,000.0 million (the “Chang Hwa Bank Term Loan Facility”), including up to $20.0 million as loans, advances, acceptances, bills, bank guarantees, overdrafts, letters of credit, and other types of drawdown instruments (the “CHB Credit Lines”). Terms for specific drawdown instruments issued under the Chang Hwa Bank Credit Facility, such as credit amount, term of use, mode of drawdown, specific lending rate, and other relevant terms, are set forth in the Import O/A Loan Contract and Export O/A Loan Contract, which were entered into on the Chang Hwa Bank Effective Date. None of these Loan Contracts are secured and there are no financial covenants.

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

On September 18, 2025 (the “CHB Effective Date”), our Taiwan subsidiary entered into a credit facility (the “2025 Credit Facility”) with Chang Hwa Bank which was substantially similar to the “New Credit Facility” in 2024 to renew a Loan Contract for a general working capital loan (the “General Working Capital Loan”). The credit limit thereunder has been adjusted to a total cap of NTD 1,000.0 million, which includes $20.0 million from the Chang Hwa Bank Credit Facility, a credit limit of NTD 300.0 million (together, the “CHB Credit Lines”), and the remaining balance of “Chang Hwa Bank Term Loan Facility”.

SMCI | 2026 Form 10-K | 90

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Terms for specific drawdown instruments issued under the 2025 Credit Facility, such as credit amount, term of use, mode of drawdown, specific lending rate, and other relevant terms, are to be set forth in separate loan contracts (each, a “Loan Contract”) negotiated with the Chang Hwa Bank. Under three Loan Contracts entered into on the CHB Effective Date, our Taiwan subsidiary and the Chang Hwa Bank have agreed to each of the following: (a) our Taiwan subsidiary may choose one of the following, subject to a cap of $20.0 million under the CHB Credit Lines: (i) a Loan Contract providing for the drawdown of up to $20.0 million for an import loan (the “Import Open Account O/A Loan”), with the interest rate thereunder based on Taipei Forex Inc. (“TAIFX3”) plus a fixed margin; or (ii) a Loan Contract providing for the drawdown of up to $20.0 million for an export loan (the “Export Open Account O/A Loan”), with the interest rate thereunder based on TAIFX3 plus a fixed margin; and (b) a Loan Contract for a general working capital loan (the “General Working Capital Loan”), subject to a cap of NTD 300.0 million under the CHB Credit Lines, with the interest rate set at a fixed premium to a specified one-year time savings deposit rate, subject to a stated minimum. Only the Loan Contract referred to in (b) is subject to renewal or re-execution, while the other agreements under (a) remain unchanged.

None of the Import O/A Loan, Export O/A Loan, or General Working Capital Loan are secured and there are no financial covenants. Under the New Credit Facility, the Bank has the right to demand collateral for debts owed.

As of June 30, 2026 and 2025, the outstanding borrowings under the CHB Credit Lines were $25.0 million and $0.0 million, respectively.

As of June 30, 2026 and 2025, the total outstanding borrowings under the Chang Hwa Bank Term Loan Facility were denominated in NTD and remeasured into U.S. dollars at $2.6 million and $11.4 million, respectively.

E.SUN Bank

E.SUN Bank Credit Lines

On June 17, 2023, we, through our Taiwan subsidiary, entered into Notifications and Confirmation of Credit Conditions ("Notification and Confirmation") pursuant to which the Taiwan subsidiary and E.SUN Bank agreed to drawdowns of up to $30.0 million for an import o/a financing loan with a tenor of 120 days (the “2023 Import O/A Loan”). The period of use is between May 16, 2023 and May 16, 2024. The interest rate thereunder is based on the US dollar offered rate of the Taipei Forex Inc. (“TAIFX3”) plus a fixed margin, subject to negotiation on a monthly basis and adjustment under certain circumstances. Interest payments are due on a monthly basis, and the principal is repayable on the due date. The 2023 Import O/A Loan is not secured. Such Notification and Confirmation replaced the Notification and Confirmation entered into on the 2022 E.SUN Bank Effective Date related to the 2022 Import O/A Loan.

On April 19, 2024, and renewed on May 19, 2025, our Taiwan subsidiary entered into unsecured credit facilities with E.SUN Bank consisting of: (i) an Import and Export Trade Facility, comprising import and export O/A financing loans, and (ii) a short-term loan facility. The combined borrowing limit under both facilities is $60.0 million for the O/A Loan, including up to NTD 800.0 million for the short-term loan. Drawdowns under the O/A loans have a tenor of 120 days; drawdowns under the short-term loan have a tenor of 180 days. The O/A loans bear interest at TAIFX3 plus a fixed margin, and the short-term loan bears interest at E.SUN Bank’s one-month time savings deposit rate index plus a fixed margin, subject to a stated minimum. Interest rates may be adjusted under certain conditions. The facilities were available on a revolving basis through April 1, 2026 and require us to maintain continuous Nasdaq listing and 100% ownership of the Taiwan subsidiary; noncompliance may result in suspension of availability and accelerated repayment.

On June 3, 2026, our Taiwan subsidiary renewed into unsecured credit facilities with E.SUN Bank consisting of an Import and Export Trade Facility, comprising import and export O/A financing loans. The borrowing limit under the facilities is $60.0 million for the O/A Loan. Drawdowns under the O/A loans have a tenor of 120 days. The O/A loans bear interest at TAIFX3 plus a fixed margin, and the short-term loan bears interest at E.SUN Bank’s one-month time savings deposit rate index plus a fixed margin, subject to a stated minimum. Interest rates may be adjusted under certain conditions. The facilities are available on a revolving basis through May 12, 2027 and require to continue Nasdaq listing and maintain 100% ownership of the Taiwan subsidiary; noncompliance may result in suspension of availability and accelerated repayment.

SMCI | 2026 Form 10-K | 91

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The aggregate outstanding balance under the renewed facility, along with E.SUN Bank’s participation amount under the CTBC Revolving Credit Facilities of $150.0 million, which is included in the outstanding balance under the CTBC Revolving Credit Facilities presented above, may not exceed $200.0 million.

As of June 30, 2026 and 2025, the outstanding borrowings under the E.SUN Bank Credit Lines were $50.0 million and $30.0 million, respectively.

E.SUN Bank Term Loan Facility

On September 13, 2021 (the “Old E.SUN Bank Effective Date”), we, through our Taiwan subsidiary, entered into a new General Credit Agreement with E.SUN Bank, which replaced the Prior E.SUN Bank Credit Facility (the “2021 E.SUN Bank Credit Facility”). The 2021 E.SUN Bank Credit Facility permitted borrowings of up to NTD 1,600.0 million.

Terms for specific drawdown instruments issued under the 2021 E.SUN Bank Credit Facility, such as credit amount, term of use, mode of drawdown, specific lending rate, and other relevant terms, were to be set forth in Notification and Confirmation negotiated with E.SUN Bank. A Notification and Confirmation was entered into on the Old E.SUN Bank Effective Date for a five-year, non-revolving term loan facility to obtain up to NTD 1,600.0 million in financing for use in research and development activities (the “Term Loan”). As of June 30, 2026 and 2025, the total outstanding borrowings under the Term Loan were denominated in NTD and remeasured into U.S. dollars of $2.5 million and $13.7 million, respectively.

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

Terms for specific drawdown instruments issued under the 2022 E.SUN Bank Credit Facility, such as credit amount, term of use, mode of drawdown, specific lending rate, and other relevant terms, are to be set forth in a Notification and Confirmation. Under the Notification and Confirmation entered into on the 2022 E.SUN Bank Effective Date, our Taiwan subsidiary and E.SUN Bank have agreed to a Medium Term Credit Loan of NTD 680.0 million with a tenor of five years.

On November 14, 2024, and June 27, 2025, the Taiwan Subsidiary entered into amendments (the “2025 E.SUN Amendments”) of various Notification and Confirmation of Credit Agreements entered into with E.SUN Bank, which modified certain covenant requirements.

On June 26, 2026, the Taiwan Subsidiary entered into amendments (the “2026 E.SUN Amendments”) of various Notification and Confirmation previously entered into with E.SUN Bank, which modified certain covenant requirements. A one-time waiver was granted by E.SUN Bank for the verification of the debt-to-net worth and interest coverage ratios for the period ending October 31, 2026, thereby, eliminating the requirement to review the above noted covenants.

As of June 30, 2026 and 2025, the amount outstanding under the Term Loan was denominated in NTD and remeasured into US dollars of $4.8 million and $9.6 million, respectively.

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

SMCI | 2026 Form 10-K | 92

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

On February 4, 2026, our Taiwan subsidiary renewed the facility from Mega Bank. The renewed facility continues to provide up to $50.0 million including sub-item of NTD 600.0 million in total credit capacity. The renewed facility will be capped at $70.0 million together with the medium term loan and syndicated loan as CTBC Revolving Credit Facilities. The participation amount of the syndicated loan is $30.0 million, and is included in the outstanding balance under the CTBC Revolving Credit Facilities presented above. The maturity date is January 8, 2027.

As of both June 30, 2026 and 2025, we had no outstanding borrowings under the Mega Bank credit lines.

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

As of June 30, 2026 and 2025, the total outstanding borrowings under the Mega Bank Credit Facility were denominated in NTD and remeasured into U.S. dollars at $3.1 million and $17.1 million, respectively.

SMCI | 2026 Form 10-K | 93

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

The agreement was renewed on July 18, 2025. The credit lines were reduced from $30.0 million to $20.0 million, including a sub-item credit limit of NTD 600.0 million, designed for short-term working capital loans. Subsequently on February 26, 2026, we renewed the Credit Agreement and the new maturity date is March 9, 2027.

As of both June 30, 2026 and 2025, we had no outstanding borrowings under the First Bank credit lines.

Covenant Compliance

As of June 30, 2026, we were in compliance with all covenants for the credit lines, term loan facilities, and revolving credit facilities on our consolidated balance sheets.

Note 9. Convertible Notes

2029 Convertible Notes

In February 2024, we issued $1,725.0 million aggregate principal amount of 0.00% Convertible Senior Notes due 2029 (the “Original 2029 Convertible Notes”). On February 11, 2025, we entered into privately negotiated subscription agreements with certain holders of the Original 2029 Convertible Notes (the “Convertible Note SPAs”) to, among other things, amend certain terms of, and obtain waivers with respect to, the Original 2029 Convertible Notes and to issue $700.0 million aggregate principal amount of the 2028 Convertible Notes (as further described below). On February 12, 2025, pricing of the amended 2029 Convertible Notes and 2028 Convertible Notes was set pursuant to the Convertible Note SPAs, establishing a binding commitment by the parties to the Convertible Note SPAs. On February 20, 2025, we amended and supplemented that certain indenture governing the Original 2029 Convertible Notes (the “Original 2029 Notes Indenture”), dated as of February 27, 2024, by entering into a first supplemental indenture and a second supplemental indenture (the Original 2029 Notes Indenture, as so amended, the “2029 Convertible Notes Indenture”), in each case the 2029 Convertible Notes were amended to (i) bear interest from February 20, 2025 at an annual rate of 3.50%, payable semi-annually in arrears on each March 1 and September 1, beginning on September 1, 2025 and (ii) include an updated conversion rate of 11.9842 shares of our common stock per $1,000 principal amount of 2029 Convertible Notes which is equivalent to a conversion price of approximately $83.44 per share of our common stock, in each case subject to adjustment as set forth in the 2029 Convertible Notes Indenture (such amendments, the “Amendments”). The 2029 Convertible Notes are convertible into cash, shares of our common stock, or a combination of cash and shares of common stock, at our election. The other terms of the 2029 Convertible Notes remained substantially unchanged. The amendment was treated as an extinguishment of the original debt and an issuance of the new debt, in which a debt extinguishment loss of $30.3 million was recognized in other income (expense), net in the consolidated statements of operations during the year ended June 30, 2025.

Special interest will accrue on the 2029 Convertible Notes in the circumstances and at the rates described in the 2029 Convertible Notes Indenture. The debt issuance costs are amortized to interest expense.

SMCI | 2026 Form 10-K | 94

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

The 2029 Convertible Notes are senior unsecured obligations for us and rank senior in right of payment to all of our existing and future senior unsecured indebtedness, and senior to any future subordinated indebtedness. As of June 30, 2026, none of the conditions permitting the holders of the 2029 Convertible Notes to convert their notes early had been met.

We accounted for the issuance of the 2029 Convertible Notes as a single liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives.

As of June 30, 2026 and 2025, the carrying value of the 2029 Convertible Notes, net of unamortized issuance costs of $15.8 million and $21.3 million, was $1,709.2 million and $1,703.7 million, respectively. The interest expense for the fiscal years ended June 30, 2026, 2025, and 2024 totaled $65.9 million, $25.4 million, and $1.9 million, respectively, including $5.5 million, $3.4 million, and $1.9 million, respectively, from the amortization of debt issuance costs. The effective interest rates for the fiscal year ended June 30, 2026, 2025, and 2024 were 3.86%, 3.86%, and 0.34%, respectively.

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

SMCI | 2026 Form 10-K | 95

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

The amendment to the 2029 Capped Call Transactions did not change the recognition of the 2029 Capped Call Transactions as shareholders’ equity and did not result in any incremental value requiring recognition. The amended 2029 Convertible Notes and the amended 2029 Capped Call Transactions have been integrated for tax purposes. Accordingly, the premiums paid for the purchases of the capped calls are deductible for income tax purposes over the term of the 2029 Convertible Notes. A reduction of deferred tax assets of $18.5 million were recorded in stockholders’ equity to reflect the tax impact of the extinguishment and re-issuance of the 2029 Convertible Notes and the capped call transactions.

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

The 2028 Convertible Notes bear interest from February 20, 2025 at an annual rate of 2.25%, payable semi-annually in arrears on each January 15 and July 15, beginning on July 15, 2025. The 2028 Convertible Notes are convertible into cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election, at an initial conversion rate of 16.3784 shares of our common stock per $1,000 principal amount of 2028 Convertible Notes, which is equivalent to an initial conversion price of approximately $61.06 per share of our common stock. The conversion rate is subject to customary adjustments for certain events as described in the 2028 Convertible Notes Indenture. We may pay special interest, if any, at our election as the sole remedy relating to a failure to comply with our reporting obligations and will be obligated to pay additional interest, if any, under the circumstances set forth in the 2028 Convertible Notes Indenture.

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

If we undergo a fundamental change (as defined in the 2028 Convertible Notes Indenture), subject to certain conditions, holders may require us to repurchase for cash all or any portion of their 2028 Convertible Notes, at a fundamental change repurchase price equal to 100% of the principal amount of the 2028 Convertible Notes to be repurchased, plus any accrued and unpaid interest, up to, but excluding, the fundamental change repurchase date. In addition, following certain corporate events or if we issue a notice of redemption, it will, under certain circumstances, increase the conversion rate for holders who elect to convert their 2028 Convertible Notes in connection with such corporate event or during the relevant redemption period.

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
SMCI | 2026 Form 10-K | 96

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The 2028 Convertible Notes have customary provisions relating to the occurrence of “events of default” (as defined in the 2028 Convertible Notes Indenture). The occurrence of such events of default may result in the acceleration of all amounts due under the 2028 Convertible Notes.

The 2028 Convertible Notes are general unsecured obligations for us and rank senior in right of payment to all of our existing and future senior unsecured indebtedness, and senior to any future subordinated indebtedness. As of June 30, 2026, none of the conditions permitting the holders of the 2028 Convertible Notes to convert their notes early had been met.

We accounted for the issuance of the 2028 Convertible Notes as a single liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives.

As of June 30, 2026 and 2025, the carrying value of the 2028 Convertible Notes, net of unamortized issuance costs of $10.0 million and $14.6 million, was $690.0 million and $685.4 million, respectively. The interest expense for the fiscal years ended June 30, 2026 and 2025 totaled $20.4 million and $7.4 million, respectively, including $4.6 million and $1.7 million, respectively, from the amortization of debt issuance costs. The effective interest rates for each of the fiscal years ended June 30, 2026 and 2025 was 2.97%.

2030 Convertible Notes

On June 23, 2025, we issued $2,300.0 million aggregate principal amount of 2030 Convertible Notes which included $300.0 million exercise in full of the overallotment option. We received net proceeds from the offering of approximately $2,256.0 million. We used approximately $182.2 million of the net proceeds to fund the cost of entering into the Capped Call Transactions described below. In addition, we used approximately $200.0 million of the net proceeds to repurchase 4,891,171 shares of our common stock, $0.001 par value per share from certain purchasers of the 2030 Convertible Notes (refer to Note 13, “Stockholders’ Equity” for further details).

The 2030 Convertible Notes will mature on June 15, 2030, unless earlier redeemed, repurchased or converted in accordance with their terms prior to such date. Prior to the close of business on the business day immediately preceding December 17, 2029, the 2030 Convertible Notes will be convertible only upon the satisfaction of certain conditions and during certain periods, and on and after December 17, 2029, at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, the 2030 Convertible Notes will be convertible regardless of these conditions. We will settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock at our election.

The 2030 Convertible Notes will not bear regular interest, and the principal amount of the note will not accrete. However, special interest and additional interest, if any, will accrue under the circumstances and at the rates set forth in the Indenture. The 2030 Convertible Notes will be convertible, at our election, into cash, shares of our common stock, or a combination of both, based on the applicable conversion rate at the time of conversion. The 2030 Convertible Notes will constitute senior, unsecured obligations for us and will rank equally in right of payment with our existing and future senior unsecured indebtedness, including its 2028 and 2029 convertible senior notes. The 2030 Convertible Notes were not eligible for conversion as of June 30, 2026.

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

SMCI | 2026 Form 10-K | 97

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The initial conversion rate is 18.1154 shares per $1,000 principal amount of 2030 Convertible Notes, which represents an initial conversion price of approximately $55.20 per share, and is subject to adjustment in accordance with the terms of the Indenture.

If we undergo a fundamental change (as defined in the 2030 Convertible Notes Indenture), subject to certain conditions, holders may require us to repurchase for cash all or any portion of their 2030 Convertible Notes, at a fundamental change repurchase price equal to 100% of the principal amount of the 2030 Convertible Notes to be repurchased, plus any accrued and unpaid interest, up to, but excluding, the fundamental change repurchase date. In addition, following certain corporate events or if we issue a notice of redemption, it will, under certain circumstances, increase the conversion rate for holders who elect to convert their 2030 Convertible Notes in connection with such corporate event or during the relevant redemption period.

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

As of June 30, 2026 and 2025, the carrying value of the 2030 Convertible Notes, net of unamortized issuance costs of $35.1 million and $43.9 million, was $2,264.9 million and $2,256.1 million, respectively. Interest expense for the fiscal years ended June 30, 2026 and 2025 totaled $8.8 million and $0.1 million, respectively, all of which are amortization of debt issuance costs. The effective interest rate for each of the fiscal years ended June 30, 2026 and 2025 was 0.39%.

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

SMCI | 2026 Form 10-K | 98

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 10. Leases

We lease offices, warehouses, data center spaces, vehicles, and certain equipment under non-cancelable operating leases. Operating lease expense recognized and supplemental cash flow information related to operating leases for the years ended June 30, 2026, 2025, and 2024 were as follows (in thousands):

	Years Ended June 30,
	2026	2025	2024
Operating lease expense (including expense for lease agreements with related parties of $1,054, $742, and $450 for the years ended June 30, 2026, 2025, and 2024, respectively)	$59,840	$22,977	$9,983
Cash payments for operating leases (including payments to related parties of $1,087, $726, and $406 for the years ended June 30, 2026, 2025, and 2024, respectively)	$52,141	$17,849	$9,343
New operating lease assets obtained in exchange for operating lease liabilities	$266,753	$276,170	$32,581

During the years ended June 30, 2026, 2025 and 2024, our costs related to short-term lease arrangements for real estate and non-real estate assets were immaterial. Variable lease payments expensed in the years ended June 30, 2026, 2025, and 2024 were $3.4 million, $3.4 million, and $2.3 million, respectively.

ROU assets and lease liabilities are recorded in the consolidated balance sheets as follows (in thousands, except for term and discount rate):

	June 30, 2026	June 30, 2025
Other assets	$521,287	$293,692

Accrued liabilities	40,626	21,189
Other long-term liabilities	498,974	280,368
Total lease liabilities	$539,600	$301,557

Weighted average remaining lease term	8.8 years	9.1 years
Weighted average discount rate(1)	5.8%	5.8%

(1) As the interest rate in the lease contract is typically not readily available, we estimate the incremental borrowing rate considering credit notching approach based on information available at lease commencement.

SMCI | 2026 Form 10-K | 99

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
In June 2024, we entered into a lease agreement for a 21 MW data center colocation space located in Vernon, California (the “Data Center Space”) that will expire on September 30, 2035. We do not have an option to extend (or to terminate) the lease. The lease agreement consists of three tranches, with the first tranche of 6 MW having commenced on January 24, 2025, the second tranche of 9 MW commenced on May 12, 2025 and the third tranche of 6 MW commenced on August 15, 2025. As of June 30, 2026, the ROU assets and lease liabilities related to all three tranches totaled $278.3 million and $290.2 million, respectively. Variable lease payments not dependent on a rate or index associated with our leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed as probable. Variable lease payments are presented as operating expenses in the consolidated statements of operations.

Simultaneously, we entered into a Sublicense agreement, the term of which coincides with our Data Center Space lease. We accounted for the lease as an operating lease and the Sublicense as a sublease under ASC Topic 842, Leases. The Sublicense did not relieve our original obligation under the Data Center Space lease, and therefore we did not adjust the operating lease ROU asset and related liability. Sublicense income is recognized on a straight-line basis and the rental income is included in other income (expense), net on the consolidated statements of operations.

Rental income is included in other income (expense), net on the consolidated statements of operations (in thousands):

	Years Ended June 30,
	2026	2025
Sublease income	$39,705	$8,031

As of June 30, 2026, the future total minimum Sublicense receipts expected to be received are as follows (in thousands):

Fiscal Year:	Future minimum Sublicense receipts
2027	$38,348
2028	39,499
2029	40,684
2030	41,904
2031	43,161
2032 and beyond	198,372
Total Sublicense receipts - Lessor	$401,968

SMCI | 2026 Form 10-K | 100

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Maturities of operating lease liabilities under non-cancelable operating lease arrangements as of June 30, 2026 are as follows (in thousands):

Fiscal Year:	Maturities of operating leases
2027	$65,299
2028	80,540
2029	81,952
2030	84,274
2031	77,194
2032 and beyond	326,856
Total future lease payments	716,115
Less: Imputed interest	(176,515)
Present value of operating lease liabilities	$539,600
Current portion	$40,626
Long-term portion	$498,974

Related party leases

We have entered into lease agreements with related parties. See Note 11, “Related Party Transactions” for further discussion.

Note 11. Related Party Transactions

We have a variety of business relationships with Ablecom Technology Inc (“Ablecom”) and Compuware Technology Inc (“Compuware”), both of which are Taiwan-based corporations. Ablecom is a major contract manufacturer for us and its Chief Executive Officer, Steve Liang, is the brother of Charles Liang, our President, Chief Executive Officer and Chairman of the Board. As of June 30, 2026, Steve Liang and his family members owned approximately 35.5% of Ablecom’s stock. Charles Liang and his spouse, Sara Liu, who is also an officer and director for us, collectively owned approximately 10.5% of Ablecom’s capital stock as of June 30, 2026. Bill Liang, a brother of both Charles Liang and Steve Liang, is a member of the board of directors of Ablecom. Bill Liang is also the Chief Executive Officer of Compuware, Chairman of Compuware’s board of directors and a holder of equity interest in Compuware. Steve Liang is also a member of Compuware’s board of directors and is an equity holder of Compuware. Compuware is also a major contract manufacturer for us and a distributor of our products in limited geographic regions. Neither Charles Liang nor Sara Liu own any capital stock of Compuware.

In October 2018, our Chief Executive Officer, Charles Liang, personally borrowed approximately $12.9 million from Chien-Tsun Chang, the spouse of Steve Liang. The loan was unsecured, had no maturity date and bore interest at 0.8% per month for the first six months, increased to 0.85% per month through February 28, 2020, and reduced to 0.25% effective March 1, 2020. The loan was originally made at Mr. Liang's request to provide funds to repay margin loans to two financial institutions, which loans had been secured by shares of our common stock that he held. The lenders called the loans in October 2018, following the suspension of our common stock from trading on Nasdaq in August 2018 and the decline in the market price of our common stock in October 2018. As of June 30, 2026 and June 30, 2025, the amount due on the unsecured loan (including principal and accrued interest) was $0.0 million and approximately $16.8 million, respectively. On October 9, 2025, the outstanding loan principal and accrued interest through October 8, 2025, totaling $16.9 million was repaid in full.

Dealings with Ablecom

We have entered into a series of agreements with Ablecom, including, but not limited to, multiple product development, production and service agreements, credit agreements, product manufacturing agreements, manufacturing services agreements and lease agreements for warehouse space.

SMCI | 2026 Form 10-K | 101

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
During the fourth quarter of the fiscal year ended June 30, 2026, we entered into an arrangement for Ablecom to resell certain products, to an end customer in Japan. The transaction was entered into in the ordinary course of business, and the related terms and conditions were consistent with those negotiated with other third-party resellers for similar transactions.

During fiscal year 2026, we entered into a 50-year superficies (land-use right) agreement with Ablecom covering three parcels of land in Taoyuan, Taiwan. The agreement generates recurring lease income, with rent subject to periodic adjustments based on changes in the Taoyuan announced land value index. Rental income recognized under the agreement during fiscal year 2026 was not material.

Under these agreements, we outsource to Ablecom a portion of our design activities and a significant part of our server chassis manufacturing as well as an immaterial portion of other components. Ablecom manufactured approximately 95.3%, 95.4%, and 93.6% of the chassis purchased by us during fiscal years 2026, 2025, and 2024, respectively. With respect to design activities, Ablecom generally agrees to design certain agreed-upon products according to our specifications, and further agrees to build the tools needed to manufacture the products. We pay Ablecom for the design and engineering services, and further agree to pay Ablecom for the tooling. We retain full ownership of any intellectual property resulting from the design of these products and tooling.

With respect to the manufacturing aspects of the relationship, Ablecom purchases most of the materials needed to manufacture the chassis from third parties and we provide certain components used in the manufacturing process (such as power supplies) to Ablecom through consignment or sales transactions. Ablecom uses these materials and components to manufacture the completed chassis and then sells them back to us. For the components purchased from us, Ablecom sells the components back to us at a price equal to the price at which we sold the components to Ablecom. There is no revenue recognized by us from these transactions. We and Ablecom frequently review and negotiate the prices of the chassis we purchase from Ablecom. In addition to inventory purchases, we also incur other costs associated with design services, tooling and other miscellaneous costs from Ablecom.

Our exposure to financial loss as a result of our involvement with Ablecom is limited to potential losses on our purchase orders in the event of an unforeseen decline in the market price and/or demand of our products such that we incur a loss on the sale or cannot sell the products. Non-cancelable purchase orders from us to Ablecom on June 30, 2026 and 2025 were $59.8 million and $30.6 million, respectively, effectively representing the exposure to financial loss. We do not directly or indirectly guarantee any obligations of Ablecom, or any losses that the equity holders of Ablecom may suffer. Since Ablecom manufactures substantially all the chassis that we incorporate into our products, if Ablecom were to suddenly be unable to manufacture chassis for us, our business could suffer if we are unable to quickly qualify substitute suppliers who can supply high-quality chassis to us in volume and at acceptable prices. We have extended a $10.0 million trade credit line with a net 30 days payment term to Ablecom through a credit agreement that outlines the terms and conditions governing their business dealings.

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

SMCI | 2026 Form 10-K | 102

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Under these agreements, we outsource a portion of our design activities, a significant part of our power supplies manufacturing and an immaterial portion of other components to Compuware. Compuware manufactured approximately 94.4%, 94.6% and 96.6% of the power supplies purchased by us during the fiscal years ended June 30, 2026, 2025 and 2024, respectively. With respect to design activities, Compuware generally agrees to design certain agreed-upon products according to our specifications and further agrees to build the tools needed to manufacture the products. We pay Compuware for the design and engineering services and further agree to pay Compuware for the tooling. We retain full ownership of any intellectual property resulting from the design of these products and tooling. With respect to the manufacturing aspects of the relationship, Compuware purchases most of the materials needed to manufacture the power supplies from third parties and uses these materials to manufacture the products and then sell those products to us. We and Compuware frequently review and negotiate the prices of the power supplies we purchase from Compuware.

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

Our exposure to financial loss as a result of our involvement with Compuware is limited to potential losses on our purchase orders in the event of an unforeseen decline in the market price and/or demand of our products such that we incur a loss on the sale or cannot sell the products. Non-cancelable purchase orders from us to Compuware on June 30, 2026 and 2025 were $182.2 million and $118.3 million, respectively, effectively representing the exposure to financial loss. We do not directly or indirectly guarantee any obligations of Compuware, or any losses that the equity holders of Compuware may suffer.

During the fiscal year ended June 30, 2026, we agreed to pay a finder’s fee of approximately $1.8 million representing a weighted average fee rate of approximately 0.16% of the net sales from a customer referred to us by Compuware. During the fiscal year ended June 30, 2025, we agreed to pay a finder’s fee of approximately $1.6 million which represents 1% of the net sales from a customer referred to us by Compuware. This finder’s fee is consistent with market terms given Compuware's limited role and industry margins. The agreement doesn’t require us to absorb losses or provide subordinated financing.

Dealings with Leadtek Research Inc.

In October 2023, Ablecom and Compuware acquired an approximately 30% interest in Leadtek Research Inc. (“Leadtek”), a Taiwan company specializing in providing professional graphics cards and workstation solutions (the “Leadtek Investment”). As of December 31, 2025, this interest came down to approximately 29%. Prior to the Leadtek Investment, none of our related parties had direct or indirect material interests in any transactions in which we were a participant with Leadtek. As of June 30, 2026, Steve Liang, Chang-Jian-Tsun (wife of Steve Liang), and Bill Liang served as three of the seven members of the Leadtek board of directors. We engaged in transactions whereby we sold servers worth $1.2 million, $0.7 million, and $1.4 million to Leadtek during the fiscal years ended June 30, 2026, 2025 and 2024, respectively. We purchased graphics cards worth $0.0 million, $0.5 million, and $2.1 million from Leadtek during the fiscal years ended June 30, 2026, 2025 and 2024, respectively.

Dealings with Investment in a Corporate Venture

In October 2016, we entered into agreements pursuant to which we contributed certain technology rights in connection with an investment in Corporate Venture located in China to expand our presence in China. The Corporate Venture is 30% owned by us and 70% owned by another company in China. The transaction closed in the third quarter of the fiscal year ended June 30, 2017, and the investment is accounted for using the equity method. As such, the Corporate Venture is also a related party.

SMCI | 2026 Form 10-K | 103

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
We sold products worth $8.1 million, $11.0 million and $21.8 million to the Corporate Venture in the fiscal years 2026, 2025 and 2024, respectively. Our share of intra-entity profits on the products that remained unsold by the Corporate Venture had been eliminated. To the extent that the elimination of intra-entity profits reduces the investment balance below zero, such amounts are recorded within accrued liabilities. We had less than $0.1 million due from the Corporate Venture in accounts receivable, net as of June 30, 2025.

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

Other Transactions

For the fiscal year ended June 30, 2026, we had no sales to and immaterial purchases from Green Earth Liang’s Inc. (“Green Earth”), an entity affiliated with our Chief Executive Officer. For the fiscal year ended June 30, 2025, we had immaterial expense reimbursement from Green Earth. As of June 30, 2026 and 2025, there was no amount due to and from Green Earth. For the fiscal year ended June 30, 2024, we had immaterial sales to and purchases from Green Earth. As of June 30, 2024, the amounts due to and from Green Earth were immaterial.

We had the following balances related to transactions with our related parties as of June 30, 2026 and 2025 (in thousands):

	Accounts receivable	Other receivables(1)	Other assets	Accounts payable	Accrued liabilities(2)	Other long-term liabilities(3)
Ablecom
As of June 30, 2026	$4	$905	$112	$64,313	$464	$169
As of June 30, 2025	$1	$1,059	$—	$55,460	$753	$114
Compuware
As of June 30, 2026	$620	$—	$—	$52,749	$749	$193
As of June 30, 2025	$285	$12,686	$—	$74,292	$291	$494
Corporate Venture
As of June 30, 2026	$—	$—	$—	$—	$—	$—
As of June 30, 2025	$30	$—	$—	$—	$—	$—
Leadtek
As of June 30, 2026	$—	$—	$—	$—	$—	$—
As of June 30, 2025	$77	$—	$—	$—	$—	$—
Total
As of June 30, 2026	$624	$905	$112	$117,062	$1,213	$362
As of June 30, 2025	$393	$13,745	$—	$129,752	$1,044	$608

(1) Other receivables includes receivables from vendors included in prepaid expenses and other current assets.
(2) Includes current portion of operating lease liabilities included in accrued liabilities.
(3) Other long-term liabilities includes non-current portion of lease liabilities.

SMCI | 2026 Form 10-K | 104

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Our results from transactions with our related parties for each of the fiscal years ended June 30, 2026, 2025, and 2024 are as follows (in thousands):

	Net sales	Cost of sales	Purchase of fixed assets	Research and development	Sales and marketing	Other income
Ablecom
Year Ended June 30, 2026	$404	$390,491	$12,737	$5,320	$—	$4
Year Ended June 30, 2025	$317	$321,866	$18,659	$5,026	$—	$—
Year Ended June 30, 2024	$11	$269,256	$11,990	$4,513	$—	$—
Compuware
Year Ended June 30, 2026	$19,984	$335,203	$609	$1,446	$1,776	$—
Year Ended June 30, 2025	$30,238	$328,258	$558	$1,686	$1,649	$—
Year Ended June 30, 2024	$46,618	$280,801	$163	$1,377	$—	$—
Corporate Venture*
Year Ended June 30, 2026	$8,147	$—	$—	$—	$—	$—
Year Ended June 30, 2025	$11,027	$—	$—	$—	$—	$—
Year Ended June 30, 2024	$21,806	$—	$—	$—	$—	$—
Leadtek
Year Ended June 30, 2026	$1,246	$—	$—	$—	$—	$—
Year Ended June 30, 2025	$677	$534	$—	$—	$—	$—
Year Ended June 30, 2024	$1,356	$2,079	$—	$—	$—	$—
Total
Year Ended June 30, 2026	$29,781	$725,694	$13,346	$6,766	$1,776	$4
Year Ended June 30, 2025	$42,259	$650,658	$19,217	$6,712	$1,649	$—
Year Ended June 30, 2024	$69,791	$552,136	$12,153	$5,890	$—	$—

*The divestiture of our 30% interest was completed on December 23, 2025, after which the Corporate Venture ceased to be a related party. Accordingly, this disclosure covers only the six months ended December 31, 2025.

SMCI | 2026 Form 10-K | 105

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Our cash flow impact from transactions with our related parties for the fiscal years ended June 30, 2026, 2025, and 2024 are as follows (in thousands):

	Changes in accounts receivable	Changes in prepaid expenses and other assets	Changes in accounts payable	Changes in accrued liabilities	Changes in other long-term liabilities	Cash payment for property, plant, and equipment	Unpaid property, plant, and equipment
Ablecom
Year Ended June 30, 2026	$(3)	$42	$8,853	$(289)	$55	$11,965	$4,651
Year Ended June 30, 2025	$—	$868	$(43,169)	$753	$114	$17,119	$3,879
Year Ended June 30, 2024	$1	$914	$62,918	$(1,230)	$—	$10,428	$2,339
Compuware
Year Ended June 30, 2026	$(335)	$12,686	$(21,543)	$458	$(301)	$602	$7
Year Ended June 30, 2025	$(143)	$(2,674)	$7,856	$121	$494	$558	$—
Year Ended June 30, 2024	$3,386	$14,879	$13,013	$(12,617)	$(178)	$197	$—
Corporate Venture*
Year Ended June 30, 2026	$30	$—	$—	$—	$—	$—	$—
Year Ended June 30, 2025	$5,045	$—	$—	$—	$—	$—	$—
Year Ended June 30, 2024	$(3,132)	$—	$—	$—	$—	$—	$—
Leadtek
Year Ended June 30, 2026	$77	$—	$—	$—	$—	$—	$—
Year Ended June 30, 2025	$899	$—	$(230)	$—	$—	$—	$—
Year Ended June 30, 2024	$(976)	$—	$230	$—	$—	$—	$—
Total
Year Ended June 30, 2026	$(231)	$12,728	$(12,690)	$169	$(246)	$12,567	$4,658
Year Ended June 30, 2025	$5,801	$(1,806)	$(35,543)	$874	$608	$17,677	$3,879
Year Ended June 30, 2024	$(721)	$15,793	$76,161	$(13,847)	$(178)	$10,625	$2,339

*The divestiture of our 30% interest was completed on December 23, 2025, after which the Corporate Venture ceased to be a related party. Accordingly, this disclosure covers only the six months ended December 31, 2025.

Note 12. Stock-based Compensation

Equity Incentive Plan

Our 2020 Equity and Incentive Compensation Plan (the “2020 Plan”) was approved by stockholders on June 5, 2020, authorizing 50,000,000 plus 10,450,000 shares carried over from the 2016 Equity Incentive Plan (the “2016 Plan”). No new awards may be granted under the 2016 Plan, though 72,460,000 shares remained reserved for outstanding awards at the time of adoption. Stockholders approved amendments to the 2020 Plan in May 2022, January 2024, June 2025, and April 2026 increasing the share reserve by 20,000,000, 15,000,000, 18,000,000, and 15,000,000 respectively. Awards under the 2020 Plan include stock options, restricted stock units, performance shares, and other equity-based awards. Stock options are granted at a price not less than fair value (110% for 10% stockholders) and generally expire ten years after the date of the grant. Stock options and RSUs generally vest over four years (25% after one year and quarterly thereafter).

As of June 30, 2026, we had 20,308,409 authorized shares available for future issuance under the 2020 Plan.

Determining Fair Value

We measure RSUs at the grant-date stock price and stock options using the Black-Scholes model, with inputs for expected term, volatility, zero dividend yield, and U.S. Treasury risk-free rates.

The weighted-average estimated fair value of employee stock options granted for the fiscal years ended June 30, 2026, 2025, and 2024 was $29.90, $26.94, and $28.58 per share, respectively, using the assumptions below.

SMCI | 2026 Form 10-K | 106

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The fair value of stock option grants for the fiscal years ended June 30, 2026, 2025, and 2024 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Years Ended June 30,
	2026	2025	2024
Risk-free interest rate	3.68% - 4.32%	3.82% - 4.39%	4.01% - 4.78%
Expected term	3.44 years - 5.97 years	3.00 years - 5.98 years	3.00 years - 5.99 years
Dividend yield	—%	—%	—%
Volatility	76.16% - 92.16%	63.67% - 95.28%	56.87% - 64.55%

The following table shows total stock-based compensation expense included in the consolidated statements of operations for the fiscal years ended June 30, 2026, 2025, and 2024 (in thousands):

	Years Ended June 30,
	2026	2025	2024
Cost of sales	$34,292	$24,505	$15,864
Research and development	269,971	195,444	114,895
Sales and marketing	45,015	37,784	21,195
General and administrative	62,837	56,719	79,553
Stock-based compensation expense before taxes	412,115	314,452	231,507
Income tax impact	(96,532)	(75,562)	(92,810)
Stock-based compensation expense, net	$315,583	$238,890	$138,697

SMCI | 2026 Form 10-K | 107

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Stock Option Activity

2023 CEO Performance Award

In November 2023, the Compensation Committee granted the Chief Executive Officer a stock option for 5,000,000 shares at an exercise price of $45.00. Vesting occurs in five tranches upon achievement of specified stock price targets ($45.00 to $110.00 per share) and revenue-based operational milestones, subject to continued service. Shares exercised before November 14, 2026 must be held until that date, except for those sold to cover exercise costs and taxes.

The achievement status of the operational and stock price milestones as of June 30, 2026 was as follows:

Annualized Revenue Milestone (in billions)(1)	Achievement Status	Stock Price Milestone(1)	Achievement Status
$13.0	Achieved(6)	$45.00	Achieved(2)
$15.0	Achieved(7)	$60.00	Achieved(3)
$17.0	Achieved(8)	$75.00	Achieved(4)
$19.0	Achieved(9)	$90.00	Achieved(5)
$21.0	Achieved(10)	$110.00	Not yet achieved

(1) Under the terms of the 2023 CEO Performance Stock Option, the annualized revenue milestones and stock price milestones set forth in the table above must be achieved by December 31, 2028 and March 31, 2029, respectively.
(2) On March 2, 2024, the Compensation Committee certified achievement of the $45.00 stock price milestone based upon the 60 trading day average stock price from November 29, 2023 through February 26, 2024.
(3) On April 1, 2024, the Compensation Committee certified achievement of the $60.00 stock price milestone based upon the 60 trading day average stock price from December 15, 2023 through March 13, 2024.
(4) On April 1, 2024, the Compensation Committee certified achievement of the $75.00 stock price milestone based upon the 60 trading day average stock price from January 4, 2024 through April 1, 2024.
(5) On May 5, 2024, the Compensation Committee certified achievement of the $90.00 stock price milestone based upon the 60 trading day average stock price from January 31, 2024 through April 25, 2024.
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

During the fiscal years ended June 30, 2026, 2025, and 2024, we recognized compensation expense related to the 2023 CEO Performance Stock Option of $3.8 million, $13.4 million, and $49.1 million, respectively. As of June 30, 2026, we had $1.7 million in unrecognized compensation cost related to the 2023 CEO Performance Stock Option. The unrecognized compensation cost as of June 30, 2026 is expected to be recognized during fiscal year 2027.

SMCI | 2026 Form 10-K | 108

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
On the respective grant dates of the 2023 CEO Performance Award, a Monte Carlo simulation was used to determine for each tranche of each award (i) a fixed expense amount for such tranche and (ii) the future time when the market price milestone for such tranche was expected to be achieved, or its “expected market price milestone achievement time.” Separately, based on a subjective assessment of our future financial performance, each quarter, we will determine, using a Monte Carlo simulation, whether achievement is probable for each operational milestone that has not previously been achieved or deemed probable of achievement, and, if so, the future time when we expect to achieve that operational milestone, or its “expected operational milestone achievement time.” When we first determine that an operational milestone has become probable of being achieved, we will allocate the entire expense for the related tranche over the number of quarters between the grant date and the then-applicable “expected vesting time.” The “expected vesting time” at any given time is the later of (i) the expected operational milestone achievement time (if the related operational milestone has not yet been achieved) and (ii) the expected market price milestone achievement time (if the related market price milestone has not yet been achieved). We will immediately recognize a catch-up expense for all accumulated expenses from the respective grant date through the quarter in which the operational milestone was first deemed probable of being achieved. Each quarter thereafter, we will recognize the prorated portion of the then-remaining expense for the tranche based on the number of quarters between such quarter and the then-applicable expected vesting time, except that upon vesting of a tranche, all remaining expenses for that tranche will be immediately recognized.

The following table summarizes stock option activity (including CEO Performance Stock Options) during the fiscal year ended June 30, 2026 under all plans:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of June 30, 2025	34,848,133	$22.47	$—	—	$—
Granted	4,411,762	$43.27	$29.90	—	$—
Exercised	(3,315,140)	$11.01	$—	—	$—
Forfeited/Cancelled	(1,240,478)	$37.45	$—	—	$—
Balance as of June 30, 2026	34,704,277	$25.67	$—	6.39	$416,875
Options exercisable as of June 30, 2026	24,404,296	$18.56	$—	5.49	$401,241

As of June 30, 2026, $229.5 million of unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.54 years.

For the fiscal year ended June 30, 2026, the tax benefit from options exercised was $15.2 million. The total pretax intrinsic value of options exercised during the fiscal years ended June 30, 2026, 2025, and 2024 was $90.1 million, $182.9 million, and $475.0 million, respectively. No shares were withheld from option exercises in fiscal year 2026. In fiscal year 2025, we withheld 765,888 shares upon the exercise of stock options with value equivalent to the sum of the aggregate exercise price for the total number of shares exercised plus the minimum amount we were required to withhold to satisfy our statutory tax withholding obligations upon such exercise. No shares were withheld from option exercises in fiscal year 2024. Total payments to tax authorities to satisfy our minimum withholding obligations were $9.8 million in fiscal year 2026 and $27.2 million in fiscal year 2025 and none in fiscal year 2024. These payments are reflected as a financing activity within the consolidated statements of cash flows. Pursuant to the terms of the 2020 Plan, shares withheld in connection with net-share settlements are not added back to the 2020 Plan.
SMCI | 2026 Form 10-K | 109

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional information regarding options outstanding as of June 30, 2026, is as follows:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price Per Share	Number Exercisable	Weighted- Average Exercise Price Per Share
$1.30 - $3.85	3,610,818	2.90	$2.86	3,610,818	$2.86
$3.95 - $4.13	921,580	5.75	$4.07	921,580	$4.07
$4.50 - $4.50	10,000,000	4.67	$4.50	10,000,000	$4.50
$5.22 - $27.25	3,857,894	7.54	$16.84	1,964,423	$12.28
$27.78 - $33.76	4,190,253	8.25	$31.50	1,723,157	$32.13
$35.37 - $44.60	554,116	8.78	$36.17	117,877	$37.05
$45.00 - $45.00	5,000,000	7.38	$45.00	4,000,000	$45.00
$45.32 - $58.63	4,011,876	8.69	$50.80	757,421	$45.76
$66.63 - $76.19	2,440,980	7.35	$72.48	1,250,650	$72.59
$78.27 - $78.27	116,760	7.84	$78.27	58,370	$78.27
$1.30 - $78.27	34,704,277	6.39	$25.67	24,404,296	$18.56

RSU Activity

The following table summarizes RSU activity during the fiscal year ended June 30, 2026 under all plans:

	Time-based RSUs Outstanding	Weighted Average Grant-Date Fair Value per Share
Balance as of June 30, 2025	20,428,647	$34.22
Granted	10,089,335	$41.61
Vested	(10,314,138)	$29.17
Forfeited	(1,993,730)	$41.14
Balance as of June 30, 2026	18,210,114	$40.42

As of June 30, 2026, $636.5 million of unrecognized compensation cost related to unvested RSUs is expected to be recognized over a weighted-average period of 2.46 years.

Total fair value of RSUs vested as of the respective vesting dates for the fiscal years ended June 30, 2026, 2025, and 2024 was approximately $300.8 million, $197.8 million, and $105.2 million, respectively.

SMCI | 2026 Form 10-K | 110

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The total pretax intrinsic value of RSUs vested was $394.0 million, $376.9 million, and $563.0 million for the fiscal years ended June 30, 2026, 2025, and 2024, respectively. In fiscal years 2026, 2025, and 2024, we withheld 3,156,357, 3,008,315, and 3,142,910 equity awards with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes from the vesting and release of 10,314,138, 9,927,956, and 10,340,470 RSUs, respectively, and remitted the cash to the appropriate taxing authorities. The total shares withheld were based on the value of the equity awards on their respective vesting dates as determined by our closing stock price. Total payments for the employees’ tax obligations to tax authorities were $120.1 million, $115.3 million, and $174.4 million for the fiscal years ended June 30, 2026, 2025, and 2024, respectively, and are reflected as a financing activity within the consolidated statements of cash flows. Pursuant to the terms of the 2020 Plan, shares withheld in connection with net-share settlements are not added back to the 2020 Plan.

Note 13. Stockholders’ Equity

Preferred Stock

We have 10,000,000 shares of undesignated preferred stock, $0.001 par value per share, authorized but not issued with the rights and preferences determined by our Board of Directors at the time of issuance of such shares. As of June 30, 2026, there were 4,312,500 shares of Mandatory Convertible Preferred Stock issued and outstanding. As of June 30, 2025, there were no shares of preferred stock issued and outstanding.

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

On June 10, 2026, we completed an underwritten public offering of 45,454,545 shares of our common stock at a public offering price of $27.50 per share. On June 12, 2026, we received gross proceeds of approximately $1.25 billion and net proceeds of approximately $1.22 billion, after deducting underwriting discounts and commissions and offering expenses payable by us. We also granted the underwriters a 30-day option to purchase up to an additional 6,818,181 shares of common stock at the public offering price, less underwriting discounts, commissions, and other issuance costs.

On June 18, 2026, the underwriters exercised their option to purchase an additional 6,818,181 shares of common stock, resulting in additional net proceeds of approximately $183.4 million, after deducting underwriting discounts, commissions, and other issuance costs.

SMCI | 2026 Form 10-K | 111

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

This repurchase was conducted outside of a publicly announced repurchase plan or program, and was not made pursuant to a Rule 10b5-1 trading plan or under the Rule 10b-18 safe harbor. We have not adopted any publicly announced repurchase plans or programs, and no such plans were in effect during fiscal years 2026 and 2025.

Mandatory Convertible Preferred Stock Offering

On June 10, 2026, we completed an underwritten public offering of 75,000,000 depositary shares, each representing a 1/20th interest in a share of our Mandatory Convertible Preferred Stock, at a public offering price of $50.00 per depositary share. The offering represented an aggregate liquidation preference of $3.75 billion. On June 15, 2026, we received gross proceeds of approximately $3.75 billion and net proceeds of $3.68 billion, after deducting underwriting discounts and commissions and offering expenses payable by us. We also granted the underwriters a 30-day option to purchase up to an additional 11,250,000 depositary shares, representing 562,500 additional shares of Mandatory Convertible Preferred Stock, at the public offering price, less underwriting discounts, commissions, and other issuance costs.

On June 18, 2026, the underwriters exercised their option to purchase an additional 11,250,000 depositary shares, representing 562,500 additional shares of Mandatory Convertible Preferred Stock, resulting in additional net proceeds of $551.6 million, after deducting underwriting discounts, commissions, and other issuance costs.

Dividends

Dividends on the Mandatory Convertible Preferred Stock will be payable on a cumulative basis when, as and if declared by our Board of Directors, or an authorized committee thereof, at an annual rate of 7.00% on the liquidation preference of $1,000 per share. If and when declared, these dividends will be paid in cash or, subject to certain limitations, in shares of our common stock, or in a combination of cash and shares of common stock, at our election, on March 1, June 1, September 1 and December 1 of each year, commencing on September 1, 2026 and ending on, and including, June 1, 2029. If, upon mandatory conversion, the Board of Directors has not declared and paid all or any portion of the accumulated and unpaid dividends payable on the outstanding shares of Mandatory Convertible Preferred Stock, the applicable conversion rate will be adjusted so that converting holders receive an additional number of shares of common stock. Given the requirement to pay dividends in any settlement outcome of the Mandatory Convertible Preferred Stock, we accrue dividends whether or not they are declared by our board of directors.

SMCI | 2026 Form 10-K | 112

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Mandatory Conversion

Unless converted earlier in accordance with the terms of the Certificate of Designations, which was filed with the Secretary of State of the State of Delaware on June 15, 2026 (the “Certificate of Designations”), each share of Mandatory Convertible Preferred Stock will automatically convert on the mandatory conversion date, which is expected to occur on or about June 1, 2029. The applicable conversion rate will be determined based on the average volume-weighted average price per share of common stock over the 20 consecutive trading day period beginning on, and including, the 21st scheduled trading day immediately prior to June 1, 2029, as illustrated in the tables below.

The following table illustrates the conversion rate per share of the Mandatory Convertible Preferred Stock, subject to certain anti-dilution adjustments, based on the applicable market value of the common stock:

Applicable Market Value of Common Stock	Conversion Rate per Share of Mandatory Convertible Preferred Stock
Greater than $32.9989 (the “Threshold Appreciation Price”)	30.3040 shares of common stock
Equal to or less than the Threshold Appreciation Price but greater than or equal to $27.4997 (the “Initial Price”)	Between 30.3040 and 36.3640 shares of common stock, determined by dividing $1,000 by the applicable market value
Less than the Initial Price	36.3640 shares of common stock

The following table illustrates the conversion rate per Depositary Share, subject to certain anti-dilution adjustments, based on the applicable market value of the common stock:

Applicable Market Value of Common Stock	Conversion Rate per Depositary Share Representing a 1/20th Interest in a Share of Mandatory Convertible Preferred Stock
Greater than the Threshold Appreciation Price	1.5152 shares of common stock
Equal to or less than the Threshold Appreciation Price but greater than or equal to the Initial Price	Between 1.5152 and 1.8182 shares of common stock, determined by dividing $50 by the applicable market value
Less than the Initial Price	1.8182 shares of common stock

Other than during a fundamental change conversion period, at any time prior to June 1, 2029, holders may elect to convert shares of Mandatory Convertible Preferred Stock at the minimum conversion rates shown above, subject to customary anti-dilution adjustments.

If a “fundamental change,” as defined in the Certificate of Designations, occurs on or prior to June 1, 2029, holders of the Mandatory Convertible Preferred Stock will have the right to convert all or any portion of their shares into shares of our common stock at the fundamental change conversion rate for a specified period of time. In connection with a fundamental change conversion, holders may also receive an amount intended to compensate them for certain unpaid accumulated dividends and the present value of remaining scheduled dividend payments, subject to our right to pay such amounts in cash, shares of common stock, or a combination of cash and shares of common stock. Given the requirement to pay dividends in any settlement outcome of the Mandatory Convertible Preferred Stock, we accrue dividends whether or not they are declared by our board of directors.

Ranking

The Mandatory Convertible Preferred Stock ranks, with respect to dividend rights and distributions of assets upon liquidation, winding-up or dissolution, senior to our common stock and each other class or series of capital stock that does not expressly rank senior to or on parity with the Mandatory Convertible Preferred Stock, on parity with any class or series of capital stock that expressly ranks on parity with the Mandatory Convertible Preferred Stock, and junior to any class or series of capital stock that expressly ranks senior to the Mandatory Convertible Preferred Stock and to our existing and future indebtedness and other liabilities.

Voting Rights

Holders of Mandatory Convertible Preferred Stock will not have voting rights, except as specifically required by Delaware law or as provided in the Certificate of Designations.
SMCI | 2026 Form 10-K | 113

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If dividends on the Mandatory Convertible Preferred Stock have not been declared and paid for the equivalent of six or more dividend periods, whether or not consecutive, holders of Mandatory Convertible Preferred Stock, voting together as a single class with holders of any other voting preferred stock then outstanding, will be entitled to vote for the election of two additional directors to our Board of Directors. These voting rights will terminate when all accumulated and unpaid dividends have been paid in full, or declared and set aside for payment, subject to re-vesting upon a subsequent nonpayment.

At-the-Market Offering Program

On June 11, 2026, we entered into an equity distribution agreement establishing an at-the-market equity offering program pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $1.25 billion from time to time through designated sales agents. Sales under the program, if any, are expected to commence no earlier than the third calendar quarter of 2026 (July 2026) and may be made at prevailing market prices at the time of sale or at negotiated prices. As of June 30, 2026, we had not sold any shares of common stock under the program.

Note 14. Income Taxes

The FASB issued a new accounting standard, ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, as described in Note 1, “Organization and Summary of Significant Accounting Policies”. We adopted the ASU in fiscal 2026 on a retrospective basis.

The components of income before income tax provision for the fiscal years ended June 30, 2026, 2025, and 2024 were as follows (in thousands):

	Years Ended June 30,
	2026	2025	2024
United States	$2,360,406	$1,064,753	$1,110,906
Foreign	428,858	147,163	103,233
Income before income tax provision	$2,789,264	$1,211,916	$1,214,139

The income tax provision for the fiscal years ended June 30, 2026, 2025, and 2024 consisted of the following (in thousands):

	Years Ended June 30,
	2026	2025	2024
Current:
Federal	$416,633	$266,228	$173,838
State	92,044	36,749	20,969
Foreign	142,926	68,512	36,986
	651,603	371,489	231,793
Deferred:
Federal	(33,693)	(161,039)	(162,286)
State	(25,114)	(11,983)	(5,405)
Foreign	(36,467)	(41,616)	(808)
	(95,274)	(214,638)	(168,499)
Income tax provision	$556,329	$156,851	$63,294

SMCI | 2026 Form 10-K | 114

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Our net deferred tax assets as of June 30, 2026 and 2025 consisted of the following (in thousands):

	June 30,
	2026	2025
Capitalized research and development costs	$314,786	$334,534
Research and development credits	75,968	76,013
Deferred revenue	122,157	64,119
Convertible Notes	43,291	52,552
Inventory valuation	128,298	87,373
Stock-based compensation	46,947	32,301
Lease obligations	126,576	67,620
Warranty accrual	6,390	3,585
Accrued vacation and bonus	8,299	6,733
Bad debt and other reserves	3,136	4,809
Marketing fund accrual	9,177	4,388
Other	31,053	24,581
Total gross deferred income tax assets	916,078	758,608
Less: Valuation allowance	(79,214)	(78,934)
Total deferred tax assets	836,864	679,674
Right of use asset	(122,134)	(65,946)
Depreciation and amortization	(10,729)	(6,312)
Other	(6,560)	—
Total deferred tax liabilities	(139,423)	(72,258)
Deferred income tax assets, net	$697,441	$607,416

We assess our deferred tax assets for recoverability on a regular basis, and where applicable, a valuation allowance is recorded to reduce the total deferred tax asset to an amount that will, more likely than not, be realized in the future. As of June 30, 2026, we believe that most of our deferred tax assets are “more-likely than not” to be realized with the exception of state research and development tax credits and unrealized capital losses that have not met the “more-likely than not” realization threshold criteria. As a result, at June 30, 2026, the gross excess credits of $96.2 million, or net of federal tax benefit of $76.0 million, were subject to a full valuation allowance. At June 30, 2025, the gross excess credits of $96.2 million, or net of federal tax benefit of $76.0 million, were subject to a full valuation allowance. The change in valuation allowance is $0.3 million and $19.1 million related to both state research and development credits and unrealized capital losses for the fiscal years ended June 30, 2026 and 2025, respectively. We will continue to review our deferred tax assets in accordance with the applicable accounting standards. The net deferred tax asset balances as of June 30, 2026 and 2025 were $697.4 million and $607.4 million, respectively.

SMCI | 2026 Form 10-K | 115

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
A reconciliation of income taxes at the statutory federal income tax rate to the provision for income taxes included in the accompanying consolidated statements of operations, for the fiscal years ended June 30, 2026, 2025, and 2024, is as follows (in thousands, except for percentages):

	Years Ended June 30,
	2026		2025		2024
U.S. federal statutory tax rate	$585,745	21.0%	$254,502	21.0%	$254,969	21.0%
State and local income tax, net of federal income tax effect(1)	50,515	1.7%	15,367	1.3%	10,865	0.9%
Foreign tax effects:
Foreign rate differential	11,046	0.4%	6,246	0.5%	2,636	0.2%
Effect of cross-border tax laws:
Foreign-Derived Intangible Income Deduction	(61,962)	(2.2)%	(30,806)	(2.5)%	(26,880)	(2.2)%
Tax credits:
Research and development tax credits	(31,588)	(1.1)%	(50,322)	(4.3)%	(74,133)	(6.1)%
Changes in valuation allowances	681	—%	(602)	—%	2,750	0.2%
Nontaxable or nondeductible items:
Stock-based compensation	(13,875)	(0.5)%	(44,053)	(3.6)%	(132,692)	(10.9)%
Officers compensation	833	—%	1,141	0.1%	11,031	0.9%
Other nontaxable/nondeductible	2,954	0.1%	1,248	0.1%	960	0.1%
Change in unrecognized tax benefits	12,697	0.5%	2,744	0.2%	13,727	1.1%
Other adjustment	(717)	—%	1,386	0.1%	61	—%
Income tax provision	$556,329	19.9%	$156,851	12.9%	$63,294	5.2%

(1) The states that contribute to the majority of the tax effect in this category include Tennessee for 2026; Tennessee, Illinois, and Massachusetts for 2025; and Oregon, Tennessee, and Illinois for 2024.

Cash paid for income taxes, net of refunds received, by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the fiscal years ended June 30, 2026, 2025, and 2024 were as follows (in thousands):

	Years Ended June 30,
	2026	2025	2024
Federal	$261,960	$224,000	$305,916
State:
California	—	20,750	—
Tennessee	29,474	15,588	—
Other	19,689	26,540	40,372
Foreign:
Taiwan	81,217	31,715	31,115
Other	6,936	8,565	14,617
	$399,276	$327,158	$392,020

As of June 30, 2026, we had state research and development tax credit carryforwards of $139.0 million. The state research and development tax credits will carryforward indefinitely to offset future state income taxes.

SMCI | 2026 Form 10-K | 116

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes the activity related to the unrecognized tax benefits (in thousands):

Gross* Unrecognized Income Tax Benefits
Balance at June 30, 2023	$42,743
Gross increases:
For current year’s tax positions	19,577
For prior years’ tax positions	3,076
Gross decreases:
Decreases due to settlements with taxing authority	(8,981)
Decreases due to lapse of statute of limitations	(2,974)
Balance at June 30, 2024	53,441
Gross increases:
For current year’s tax positions	12,283
For prior years’ tax positions	2,333
Gross decreases:
Decreases due to settlements with taxing authority	(2,782)
Decreases due to lapse of statute of limitations	(3,706)
Balance at June 30, 2025	61,569
Gross increases:
For current year’s tax positions	14,637
For prior years’ tax positions	12,487
Gross decreases:
Decreases due to lapse of statute of limitations	(4,134)
Balance at June 30, 2026	$84,559

*Excludes interest, penalties, federal benefit of state reserves

The total amount of unrecognized income tax benefits that would affect the effective tax rate, if recognized, was $41.4 million and $30.9 million as of June 30, 2026, and June 30, 2025, respectively.

Our policy is to include interest and penalties related to unrecognized tax benefits within the income tax provision in the consolidated statements of operations. As of June 30, 2026 and 2025, we had accrued $7.6 million and $5.0 million for the payment of interest and penalties relating to unrecognized tax benefits, respectively.

We believe that we have adequately provided reserves for all uncertain tax positions; however, amounts asserted by tax authorities could be greater or less than our current position. Accordingly, our provision on federal, state and foreign tax related matters to be recorded in the future may change as revised estimates are made or as the underlying matters are settled or otherwise resolved.

We are subject to taxation and file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In general, the federal statute of limitations remains open for tax years ended June 30, 2023 through 2025. Various states’ statutes of limitations remain open in general for tax years ended June 30, 2022 through 2025. Certain statutes of limitations in major foreign jurisdictions remain open for the tax years ended June 30, 2021 through 2025. As of June 30, 2026, we are under examination in certain tax jurisdictions, including the United States for the fiscal year ended June 30, 2024, and India for tax years ended in 2024 and 2025.

SMCI | 2026 Form 10-K | 117

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
On July 4, 2025, the OBBBA was enacted into law and contains several changes to key U.S. federal income tax laws, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. As of June 30, 2026, we have recognized the tax effects of certain OBBBA provisions. We will continue to evaluate the impact of the Act upon our future effective tax rate, tax liabilities, and cash taxes.

On June 29, 2026, California enacted Senate Bill 122, which extends the existing limitation of $5 million on the utilization of California business tax credits, including research and development credits, through taxable years beginning before January 1, 2030. For taxable years beginning on or after January 1, 2030, business credits generally may not reduce California tax liability by more than 70% of the tax imposed or $5 million, whichever is greater. We have evaluated the impact of this legislation on our California deferred tax assets and the realizability of our state tax credit carryforwards and concluded that the enactment did not have a material impact on our consolidated financial statements as of June 30, 2026. We will continue to evaluate its ongoing impact on our future effective tax rate, tax liabilities, and cash taxes.

In December 2023, Malaysia enacted legislation to implement the OECD Pillar Two global minimum tax framework effective January 1, 2025. Our Malaysian subsidiary was incorporated in October 2022 and commenced operations in July 2025. We have applied for a 10-year income tax exemption on manufacturing income under a Malaysian government incentive program; final approval has not yet been received and remains subject to satisfying a minimum eligible investment threshold. During fiscal year 2026, we wrote off a deferred tax asset related to net operating losses generated prior to the commencement of operations, as these losses are not expected to be realized; as this deferred tax asset had a full valuation allowance recorded against it, the write-off had no impact on our consolidated statements of operations or income tax provision. We continue to monitor administrative guidance from the OECD and Malaysian tax authorities regarding the interaction between the anticipated incentive and the 15% minimum tax requirement under Pillar Two and will evaluate the impact when the outcome of our application and such guidance are known.

Note 15. Commitments and Contingencies

Litigation and claims

On August 30, 2024, a putative class action complaint was filed against the Company, the Company’s Chief Executive Officer, and the Company’s Chief Financial Officer in the U.S. District Court for the Northern District of California (Averza v. Super Micro Computer, Inc., et al., No. 5:24-cv-06147). Additional putative class action complaints were filed in the same court on October 4, 2024 (Norfolk County Retirement System v. Super Micro Computer, Inc., et al., No. 5:24-cv-06980); and on October 18, 2024 (Covey Financial Inc., et al. v. Super Micro Computer, Inc., et al., No. 5:24-cv-07274). A similar complaint was filed on March 25, 2026 (Bhuva v. Super Micro Computer, Inc. et al, No. 3:26-cv-02606). Subsequent complaints, which included a former director of the company as an additional defendant, were filed on April 8, 2026 (City of Hialeah Employees Retirement System v. Super Micro Computer, Inc. et al, No. 5:26-cv-03018), and on May 12, 2026 (Chung v. Super Micro Computer, Inc., et al., No. 5:26-cv-04394). The complaints contain similar allegations, claiming that (i) each of the defendants violated Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder and (ii) each of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer violated Section 20(a) of the Securities Exchange Act as controlling persons of the Company for the alleged violations under (i), due (in each case) to alleged misrepresentations and/or omissions in public statements regarding the Company’s financial results and its internal controls and procedures. The court judged Averza, Norfolk County, and Covey Financial as related and then appointed Universal-Investment-Gesellschaft mbH as the Lead Plaintiff, who thereafter filed a Consolidated Amended Complaint on September 22, 2025. The Company filed its Motion to Dismiss on November 21, 2025. The Court separately judged Bhuva, Hialeah, and Chung as related on June 8, 2026, and consolidated the cases on July 13, 2026, appointing a coalition of institutional investors as lead plaintiffs. These matters are too preliminary to form a judgment as to whether the likelihood of an adverse outcome is probable and we are unable to estimate the possible loss or range of loss, if any.
SMCI | 2026 Form 10-K | 118

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
On September 11, 2024, certain current and former directors and certain current officers of the Company were named as defendants in a putative derivative lawsuit filed in the U.S. District Court for the Northern District of California, captioned Hollin v. Liang, et al., Case No. 5:24-cv-06410 (the “Hollin Action”). Four additional putative derivative lawsuits have been filed in the same court, captioned Latypov v. Liang, et al., Case No. 5:24-cv-06779 (filed Sept. 26, 2024), Keritsis v. Liang, et al., Case No. 5:24-cv-07753 (filed Nov. 6, 2024), Roy v. Liang, et al., Case No. 5:24-cv-08006 (filed Nov. 14, 2024), and Jha v. Liang, et al., No. 5:24-cv-08792 (filed Dec. 5, 2024) (together with the Hollin Action, the “Federal Derivative Litigation”). On November 20, 2024, a similar putative derivative lawsuit was filed in the Superior Court of California, County of Santa Clara, captioned Spatz v. Liang, et al., Case No. 24CV452241 (the “Spatz Action”). Two additional putative derivative lawsuits have been filed in the same court, captioned Clark v. Liang, et al., Case No. 24CV454416 (filed Dec. 17, 2024) and Carter, et al. v. Liang, et al., Case No. 24CV454689 (filed Dec. 20, 2024) (together with the Spatz Action, the “State Court Derivative Litigation,” and together with the Federal Derivative Litigation, the “Derivative Litigation”). The Company was also named as a nominal defendant in the Derivative Litigation. The Federal Derivative Litigation purports to allege derivative claims for breaches of Sections 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934, as amended, and Rules 10b-5 and 14a-9 promulgated thereunder, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and contribution arising out of allegations that the Company’s officers and directors caused the Company to issue materially false and misleading statements concerning the Company’s business operations and financial results. The State Court Derivative Litigation purports to allege claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, waste of corporate assets, unjust enrichment, and insider trading arising out of similar allegations as the Federal Derivative Litigation. The plaintiffs in the Derivative Litigation seek unspecified money damages, in addition to punitive damages and other relief. The court in the Hollin Action consolidated the five previously stayed Federal Derivative Litigation actions. The court in the Spatz Action stayed all proceedings and consolidated the three State Court Derivative Litigation actions. On August 29, 2025, certain current and former directors and certain current officers of the Company were named as defendants in another putative derivative lawsuit filed in the Delaware Court of Chancery, captioned Anderson v. Liang, et al., C.A. No. 2025-0986-KSJM. On January 6, 2026, a substantially similar lawsuit was filed in the Delaware Court of Chancery, captioned Mathiyalagan v. Liang, et. al., C.A. No. 2026-0013-KSJM, which was consolidated with Anderson on May 8, 2026. On January 29, 2026, another substantially similar lawsuit was filed in Northern District of California by plaintiffs Employees’ Retirement System of the State of Rhode Island and Bucks County Employees’ Retirement System, Case No. 5:26-cv-00955-NC, which on May 29, 2026 was dismissed and refiled in the Delaware Court of Chancery, C.A. No. 2026-0699-KJSM. The refiled action was consolidated with Anderson on August 18, 2026. On May 19, 2026, a substantially similar lawsuit was filed in the Northern District of California, captioned Pill v. Liang, et. al., C.A. No. 5:26-cv-04775. Three additional substantially similar lawsuits were filed in the Northern District of California on June 24, 2026 (captioned City of Birmingham Retirement and Relief Systems v. Liang, et al., Case No. 5:26-cv-06292), on July 10, 2026 (captioned Cepeda v. Liang et al., Case No. 5:26-cv-07081), and on August 21, 2026 (captioned Roy v. Liang, et al., Case No. 5:26-cv-08757). These matters are too preliminary to form a judgment as to whether the likelihood of an adverse outcome is probable and we are unable to estimate the possible loss or range of loss, if any.

On November 19, 2024, the Company received a subpoena from the U.S. Securities and Exchange Commission Enforcement Staff in connection with an investigation entitled In the Matter of Super Micro Computer, Inc. The subpoena seeks a variety of categories of documents, many of which overlap with the document requests contained in the October 22, 2024, subpoenas from the U.S. Attorney’s Office for the Southern District of New York and the allegations in an August 27, 2024 report issued by Hindenburg Research (the “Hindenburg Report”). The Company received another SEC subpoena on April 28, 2026, which also seeks documents overlapping with those already produced in response to ongoing requests. The Company is cooperating and continues to produce responsive documents in response to the subpoenas.

On March 19, 2026, the U.S. Attorney’s Office for the Southern District of New York unsealed an indictment of three individuals either employed or associated with the Company at the time, in connection with an alleged conspiracy to commit export control violations (the “Indictment”). The Company also received a grand jury subpoena from the U.S. Attorney’s Office for the Southern District of New York seeking documents and information relating to the individuals and facts referenced in the Indictment, as well as the Company’s compliance program and internal controls, and related issues. The Company is cooperating and continues to produce responsive documents in response to the subpoena.

SMCI | 2026 Form 10-K | 119

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
In the ordinary course of business, the Company is involved in lawsuits, commercial disputes, employment issues, a variety of other claims, disputes involving claims by third parties that our activities infringe their patents, copyright, trademark or other IP rights, as well as regulatory investigations or inquiries. Legal proceedings and regulatory investigations or inquiries are often complex, may require the expenditure of significant funds and other resources, and the outcomes of such proceedings are inherently uncertain, with material adverse outcomes possible.

The Company evaluates these matters on an ongoing basis and establishes accruals when losses are considered probable and reasonably estimable. While it is not possible to determine the outcomes, based on currently available information, except as otherwise disclosed, we do not believe the resolution of these matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position.

Given that the Company is involved in, among other things, the export of restricted GPUs, it routinely receives subpoenas and other requests to produce information about customers and/or contemplated transactions from OEE. The Company is currently in the process of responding to a number of these requests and our understanding is that several prior requests remain open. The Company has not been informed that it is the target of any of these inquiries to date, but if we become the target of any of these investigations, OEE could pursue a civil enforcement action against us, seek monetary or other penalties from us, or require changes to our compliance program and internal controls. These matters are too preliminary to form a judgment as to whether the likelihood of an adverse outcome is probable and we are unable to estimate the possible loss or range of loss, if any.

On November 22, 2024, a putative class action claim was filed against the Company in Ontario Superior Court of Justice, Canada, captioned 1000099739 Ontario Ltd. v. Super Micro Computer, Inc., No. CV-24-00731863-OOCP. The claim alleges that the Company violated Common Law (primary and secondary market misrepresentations) and the Ontario Securities Act, due to alleged misrepresentations and/or omissions in public statements regarding the Company’s financial results and its internal controls and procedures. Plaintiff dismissed the complaint on December 8, 2025.

On September 30, 2025, the Company was named as one of the defendants alongside Samsung on a complaint filed with the United States International Trade Commission (“USITC”) by Netlist. The complaint alleged that certain Samsung memory products contained in Company’s products infringed several Netlist patents. A second, similar complaint was filed on June 15, 2026. On August 5, 2026, Netlist reached a settlement with Samsung, which is expected to resolve both ongoing investigations. On August 11, 2026, Netlist filed a similar complaint with the USITC against Micron and certain downstream customers, including the Company, alleging that certain Micron memory products infringe Netlist patents and seeking a limited exclusion order, cease-and-desist orders and a bond. As of the date of this filing, the USITC has not instituted an investigation based on the complaint.

Other legal proceedings and indemnifications

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

Other matters

As a result of a Supreme Court ruling issued in February 2026, we may be entitled to a refund of tariffs previously paid on imported products under the IEEPA. As of June 30, 2026, we have not recognized an asset related to the potential refund. We will continue to evaluate new information and will recognize the refund when the right to receive the amount becomes realized or realizable.

SMCI | 2026 Form 10-K | 120

SUPER MICRO COMPUTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Purchase Commitments - We have agreements to purchase inventory and non-inventory items primarily through the next 12 months. As of June 30, 2026, these remaining non-cancelable commitments were $34.2 billion, including $0.2 billion for related parties. We also review and assess the need for expected loss liabilities on a quarterly basis for all products we do not expect to sell but have committed to purchase from suppliers.

Lease Commitments - See Note 10, “Leases” for a discussion of our operating lease commitments.

Note 16. Retirement Plans

We sponsor a 401(k) savings plan for eligible United States employees and their beneficiaries. Contributions made by us are discretionary, and no contributions have been made for the fiscal years ended June 30, 2026, 2025, and 2024.

Beginning in March 2003, employees of Super Micro Computer, B.V. are required to deduct a portion of their gross wages based on a defined age-dependent premium and invest the amount in a defined contribution plan. We are required to match the amount that is deducted monthly from employees’ wages. Similar to contributions into a 401(k) plan, our obligation is limited to the contributions made to the contribution plan. Investment risk and investment rewards are assumed by the employees and not by us. For the fiscal years ended June 30, 2026, 2025, and 2024, our matching contribution was $1.1 million, $1.1 million, and $1.1 million, respectively.

We contribute to a defined contribution pension plan administered by the government of Taiwan that covers all eligible employees within Taiwan. Pension plan benefits are based primarily on participants’ compensation and years of service credited as specified under the terms of Taiwan’s plan. The funding policy is consistent with the local requirements of Taiwan. Our obligation is limited to the contributions made to the pension plan. We have no control over the investment strategy of the assets of the government administered pension plan. For the fiscal years ended June 30, 2026, 2025, and 2024, our contribution was $5.2 million, $4.6 million, and $4.1 million, respectively.

We have a defined benefit pension plan under the Taiwan Labor Standards Law for certain employees of Super Micro Computer, Inc. Taiwan that provides benefits based on an employee’s length of service and average monthly salary for the six-month period prior to retirement. We contribute an amount equal to 2% of salaries paid each month to the pension fund (the “Fund”), which is administered by the Labor Pension Fund Supervisory Committee (the “Committee”) and deposited in the Committee’s name in the Bank of Taiwan. Before the end of each year, we assess the balance in the Fund. If the amount of the balance in the Fund is inadequate to pay retirement benefits for eligible employees in the next year, we are required to fund the difference in one appropriation that should be made before the end of March 31 of the next year. The Fund is operated and managed by the government’s designated authorities. As such, we do not have any right to intervene in the investments of the Fund. For the fiscal years ended June 30, 2026, 2025, and 2024, we recorded a pension credit of $0.4 million, $0.1 million, and $0.1 million, respectively.

SMCI | 2026 Form 10-K | 121

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

(a) Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2026. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that their objectives are met. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all disclosure control issues, if any, have been detected. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2026, due to the material weakness in our internal control over financial reporting, described below, that was previously identified in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, filed on August 28, 2025. Notwithstanding this identified material weakness, management believes and has concluded that the consolidated financial statements included in this Annual Report fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Internal control over financial reporting (“ICFR”) refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets and liabilities;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets and liabilities.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2026. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness has been identified regarding the following: The Company’s information technology controls for certain systems that support some of the financial reporting processes did not operate for a sufficient period of time, and the Company did not perform controls in a consistent and timely manner to monitor user access to certain financial applications, system infrastructure and programs. As a result of this material weakness, management has concluded that our internal control over financial reporting was not effective as of June 30, 2026.

SMCI | 2026 Form 10-K | 122

Previously Reported Material Weaknesses in Internal Control Over Financial Reporting

As previously reported in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, there were matters that constituted material weaknesses in our internal control over financial reporting. Specifically, we did not maintain effective internal controls related to (i) segregation of duties conflicts, (ii) controls over the completeness and accuracy of information we produce and (iii) controls over procedures to achieve timely, complete and accurate recording and disclosures across multiple financial statement areas.

To address the above noted three material weaknesses, during the fiscal year ended June 30, 2026, we successfully implemented new controls and processes, and enhanced and redesigned certain controls and procedures, across various areas. These changes included:

•a full redesign of our Enterprise Resource Planning system security role structure and segregation of duties rulesets;
•re-evaluating the risk of employee circumvention of controls;
•enhancing our accounting organization’s competencies by adding additional qualified leadership personnel with strong technical accounting, external reporting and governance experience;
•validating the reliability of underlying information to support the execution of these controls; and
•establishing additional control procedures, and a more comprehensive review of transactions as part of our close process, to achieve timely, complete and accurate recording and disclosures across multiple financial statement areas.

As a result of these efforts, we remediated three material weaknesses in internal control over financial reporting that were previously reported in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025. Additionally, we concluded the one remaining material weakness relating to information technology general controls ("ITGC"), remains unremediated as of June 30, 2026. Specifically, our information technology controls for certain systems that support some of the financial reporting processes did not operate for a sufficient period of time, and we did not perform controls in a consistent and timely manner to monitor user access to certain financial applications, system infrastructure and programs. This material weakness could have increased the risk of unauthorized access to certain information technology systems that support our financial reporting processes, manipulation of data that we use to produce our financial statements, and/or lack of complete and accurate information, which could lead to financial misstatements and affect our ability to report our information on a timely basis.

Notwithstanding the material weakness in internal control over financial reporting described above, management believes and has concluded that the consolidated financial statements included in this Annual Report fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.

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

Our independent registered public accounting firm, BDO USA, P.C., has audited our consolidated financial statements as of June 30, 2026, and for the three fiscal years then ended, included in this Annual Report which is contained in Item 8, “Financial Statements and Supplementary Data” and also as part of its audit, has issued an attestation report on our internal control over financial reporting, which is contained below.

SMCI | 2026 Form 10-K | 123

(d) Remediation Plan and Status

We have identified and implemented specific actions intended to improve the effectiveness of our internal control over financial reporting and will continue to do so until the remediation of the material weakness identified above is complete, and we are able to conclude that our internal control over financial reporting are effective. These actions include:

•Ongoing evaluation and review of our overall IT architecture, including the composition, appropriateness and upgrades required to our IT organization and applications, to ensure that all applications and systems that are key to the completeness and accuracy of our financial reporting processes were appropriately identified to be part of the population over which we design and maintain ITGCs;
•Continuing to optimize our overall IT framework, standardization of processes across infrastructure and security, including establishing stronger governance policies and protocols, a more streamlined and centralized access provisioning and deprovisioning process, user access reviews and change management restrictions; and
•Continuing to make targeted improvements to our Information Technology Service Management tool thereby enhancing change management practices.

We believe these actions included above, in addition to any other technology upgrades and enhancements we plan to make in the next fiscal year, will likely allow us to remediate this material weakness, subject to the completion of operating effectiveness testing during fiscal year 2027.

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

While we have made significant progress to enhance our internal control over financial reporting, we are still in the process of implementing certain additional processes, procedures and controls. We will require additional time to complete implementation, to complete testing and to assess and ensure the long-term sustainability of these procedures to assist with increased governance and stability across our IT architecture and controls. We believe the above actions will be effective in remediating the material weakness described above, and we will continue to devote significant time and attention to these remedial efforts. However, this material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded after completion of appropriate testing that these controls are operating effectively.

(e) Changes in Internal Control over Financial Reporting

Except as described above under “Previously Reported Material Weaknesses in Internal Control Over Financial Reporting”, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

However, as noted above, we will continue implementing changes to our internal control over financial reporting to address the material weakness described above.

SMCI | 2026 Form 10-K | 124

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Super Micro Computer, Inc.
San Jose, California

Opinion on Internal Control over Financial Reporting

We have audited Super Micro Computer, Inc.’s (the “Company’s”) internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of June 30, 2026, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2026 and 2025, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2026, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated August 31, 2026 expressed an unqualified opinion thereon.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness has been identified and described in management’s assessment regarding the following: The Company’s information technology controls for certain systems that support some of the financial reporting processes did not operate for a sufficient period of time, and the Company did not perform controls in a consistent and timely manner to monitor user access to certain financial applications, system infrastructure and programs.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2026 consolidated financial statements, and this report does not affect our report dated August 31, 2026 on those consolidated financial statements.

SMCI | 2026 Form 10-K | 125

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

/s/ BDO USA, P.C.
San Jose, California
August 31, 2026

SMCI | 2026 Form 10-K | 126

Item 9B.    Other Information

Item 5.03 Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year

On August 27, 2026, the Board adopted Amended and Restated Bylaws (the “Amended and Restated Bylaws”), effective immediately. The Amended and Restated Bylaws amendments, among other things, include:

•clarified the procedures applicable to stockholder-requested special meetings, including the Board’s authority to cancel, postpone or reschedule meetings, and the conduct, adjournment and administration of stockholder meetings;
•clarified, expanded and enhanced the procedures and information requirements applicable to stockholder nominations of directors and proposals of other business, including adding requirements relating to Rule 14a-19 under the Securities Exchange Act of 1934;
•provided that any stockholder soliciting proxies from other stockholders must use a proxy card color other than white
•updated provisions relating to the composition and operation of the Board and its committees, including director vacancies, resignations, meetings, written consents and committees and subcommittees;
•revised provisions relating to the appointment, removal, authority and duties of officers;
•added exclusive forum provisions for certain corporate and Securities Act claims;
•clarified the right to indemnification for directors and officers, including the definition of covered officers for indemnification purposes; and
•made certain other conforming, administrative, technical and clarifying changes (collectively, the “Bylaws Amendments”).

The above description of the Bylaws Amendments does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws, which are attached hereto as Exhibit 3.3 and incorporated by reference herein.

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2026, the following executive officers and directors (as defined in Rule 16a-1(f) under the Exchange Act) of ours adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Name	Action	Adoption/Termination Date	Trading Arrangement		Total Shares of Common Stock to be Sold(3)	Expiration Date(4)
			Rule 10b5-1(1)	Non-Rule 10b5-1(2)
Sara Liu (Co-Founder, Senior Vice President and Director)	Adoption	May 26, 2026	X		300,000	February 28, 2027
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

2027 Annual Meeting of Stockholders

The Company has established February 4, 2027 as the date of the Company’s annual meeting of stockholders following fiscal year 2026 (the “2027 Annual Meeting”). The exact time and location of the 2027 Annual Meeting will be specified in the Company’s proxy statement for the 2027 Annual Meeting, and it is expected to be a virtual meeting. Because the date of the 2027 Annual Meeting differs by more than thirty (30) days from the anniversary date of the Company’s annual meeting of stockholders for fiscal year 2025 (the “2026 Annual Meeting”), the Company is setting new deadlines for receipt of stockholder proposals and director nominations for consideration at the 2027 Annual Meeting.

SMCI | 2026 Form 10-K | 127

In order for a stockholder proposal to be considered for inclusion in the Company’s proxy statement for the 2027 Annual Meeting pursuant to Rule 14a-8 under the Exchange Act, the written proposal must be received at our principal executive offices at 980 Rock Avenue, San Jose, California 95131, Attention: Corporate Secretary, no later than September 30, 2026, which the Company considers a reasonable time before it expects to begin to print and send its proxy materials for the 2027 Annual Meeting, and must otherwise comply with Rule 14a-8 under the Exchange Act.

Because the date of the 2027 Annual Meeting will be more than 30 days earlier than the date contemplated at the time of the Company’s proxy statement for the annual meeting of stockholders for fiscal year 2025, our bylaws provide that notice of director nominations and stockholder proposals (other than proposals submitted pursuant to Rule 14a-8) must be received by the Corporate Secretary of the Company at our principal executive offices in San Jose, California no later than the close of business on the 10th day following the day on which the date of the 2027 Annual Meeting is first publicly announced. Such nominations and proposals must contain the specific information required by our bylaws. You may request a copy of our bylaws by contacting our Corporate Secretary, Super Micro Computer, Inc., telephone (408) 503-8000. Stockholder proposals that are received by us after the applicable deadline, will not be eligible to be presented at the 2027 Annual Meeting.

In addition to satisfying the requirements under our bylaws, stockholders who intend to solicit proxies in support of director nominees other than the Company’s nominees at the 2027 Annual Meeting must comply with the requirements of Rule 14a-19 of the Exchange Act.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

SMCI | 2026 Form 10-K | 128

Item 10.        Directors, Executive Officers, and Corporate Governance

Executive Officers and Directors

The following table sets forth information regarding our current directors and executive officers and their ages as of July 31, 2026:

Name	Age	Position(s)
Charles Liang	68	President, Chief Executive Officer and Chairman of the Board
David Weigand	68	Senior Vice President, Chief Financial Officer
Jin Xiao (Tom Xiao)	63	Senior Corporate Vice President of Engineering
Vikranth Malyala	54	Chief Business Officer
Matthew Thauberger	45	Chief Revenue Officer
Sara Liu	64	Co-Founder, Senior Vice President and Director
Judy Lin(2)(4)	73	Director
Robert Blair(1)(2)(4)	78	Director
Scott Angel(1)(4)	68	Director
Sherman Tuan(2)(3)(4)	72	Director
Susan Mogensen (Susie Giordano)(3)(4)	56	Director
Tally Liu(1)(3)(4)	76	Director

(1)Member of the Audit Committee
(2)Member of the Nominating and Corporate Governance Committee (the “Governance Committee”)
(3)Member of the Compensation Committee
(4)Determined by the Board of Directors to be “independent”

Executive Officers and Management Directors

Charles Liang founded Super Micro and has served as our President, Chief Executive Officer and Chairman of the Board since our inception in September 1993. Mr. Liang has been developing server and storage system architectures and technologies for the past three decades. From July 1991 to August 1993, Mr. Liang was President and Chief Design Engineer of Micro Center Computer Inc., a high-end motherboard design and manufacturing company. From January 1988 to April 1991, Mr. Liang was Senior Design Engineer and Project Leader for Chips & Technologies, Inc., a chipset technology company, and Suntek Information International Group, a system and software development company. Mr. Liang has been granted 23 U.S. server technology patents. Mr. Liang holds an M.S. in Electrical Engineering from the University of Texas at Arlington and a B.S. in Electrical Engineering from National Taiwan University of Science & Technology in Taiwan. Our Board and Governance Committee concluded that Mr. Liang should serve on the Board based on his skills, experience and qualifications in managing technology businesses, his technical expertise, and his long familiarity with our company’s business.

David Weigand has served as our Senior Vice President, Chief Financial Officer since February 2021 and as Chief Compliance Officer from May 2018. Prior to his employment with our company, Mr. Weigand was a Vice President at Hewlett Packard Enterprise (HPE), an enterprise technology company, from November 2016 until April 2018 and served as Vice President, Tax at Silicon Graphics International, Inc., a high-performance computing company, from September 2013 until its acquisition by HPE in November 2016. Prior to that he was Vice President, Chief Financial Officer of Renesas Electronics America, a semiconductor company formed by the merger of the semiconductor businesses of NEC Corporation, Hitachi and Mitsubishi Electric from October 2010 until April 2013, and Vice President, Controller of NEC Electronics America, a semiconductor company, from October 2004 until September 2010. Mr. Weigand holds a M.S. degree in Taxation from the University of Hartford and a B.S. degree in Accounting from San Jose State University and is a Certified Public Accountant in California (Inactive).

SMCI | 2026 Form 10-K | 129

Jin Xiao (Tom Xiao) has served as our Senior Corporate Vice President of Engineering since January 2026 and directs a broad portfolio including software engineering and product development, switch development, lab validation, and global IT operations. Mr. Xiao joined us in 2001 as a Staff Hardware Design Engineer and has since played a pivotal role in scaling our product portfolio and technical infrastructure. He has held a variety of positions with us, including Vice President, Quality Control & Lab Testing from August 2017 to May 2022, and Senior Vice President, Engineering, from May 2022 to January 2026, when he then transitioned to his present role. Prior to joining us, Mr. Xiao served as the Assistant General Manager of research and development at Lenovo QDI, a motherboard and computing hardware manufacturer. Mr. Xiao holds a master’s degree in industrial automation from the Harbin Institute of Technology and a bachelor’s degree in electrical engineering from the Huazhong University of Science and Technology.

Vikranth Malyala has served as our Chief Business Officer since May 2026. Vikranth joined Supermicro in 2009 and has played a key role in shaping Supermicro’s global strategy, growth, and innovation. He previously served as Managing Director of Europe, the Middle East, and Africa ("EMEA") and Senior Vice President of Field Application Engineering ("FAE") from October 2021 to January 2024, and Senior Vice President of Technology & AI and President & Managing Director of EMEA from January 2024 to May 2026 at Supermicro. With nearly 30 years of experience in product engineering, ASIC development, and technology leadership, Vikranth brings deep expertise in semiconductors and high-performance systems. Prior to joining Supermicro, Mr. Malyala held design engineering, technical marketing and application engineering roles as Broadcom Corp, a semiconductor company, from 2001 to 2008, and served as a Senior Design Engineer at Serverworks, a server chipset company, from 1995 to 2001. He has led Supermicro’s advancements in AI, HPC, and sustainable data center technologies, including energy-efficient solutions such as liquid cooling. Vikranth has played a meaningful part in fostering strategic partnerships with industry leaders to strengthen Supermicro’s Total IT Solutions portfolio. He holds an M.S. in Electrical Engineering from the University of Idaho and a B.E. in Electronics & Communication Engineering from Osmania University.

Matthew Thauberger has served as our Chief Revenue Officer since May 2026. Matthew joined Supermicro in April 2020 as Senior Vice President of Strategy and Business Development, where he led several product launches, expanded the Company's Fortune 500 customer pipeline, and helped position Supermicro for growth in the CSP and enterprise storage markets. With more than two decades of global experience in international sales, strategic partnerships, and market expansion, Matthew brings deep expertise in AI computing and enterprise infrastructure. Prior to joining Supermicro, he served as Vice President of Sales at Burlywood, Inc., a data center infrastructure solutions company, General Manager of U.S. Sales at Inspur Systems, a server and data center solutions provider, and held executive leadership positions at AMAX, a high-performance computing and AI infrastructure company, including Vice President of Global Sales and General Manager of EMEA Operations.

Sara Liu co-founded Super Micro in September 1993, has been a member of our Board since our inception in September 1993 and currently serves as our Co-Founder, Senior Vice President, and a director. She has held a variety of positions with us, including Treasurer from inception to May 2019, Senior Vice President of Operations from May 2014 to February 2018, and Chief Administrative Officer from October 1993 to May 2019. From 1985 to 1993, Ms. Liu held accounting and operational positions for several companies, including Micro Center Computer Inc., a high-end motherboard design and manufacturing company. Ms. Liu holds a B.S. in Accounting from Providence University in Taiwan. Ms. Liu is married to Mr. Charles Liang, our Chairman, President and Chief Executive Officer. Our Board and Governance Committee concluded that Ms. Liu should serve on the Board based on her skills, experience, her general expertise in business and operations and her long familiarity with our company’s business.

SMCI | 2026 Form 10-K | 130

Non-Management Directors

Robert Blair has been a member of our Board since December 2022. Mr. Blair was President and Chief Executive Officer of ESS Technology, Inc., a fabless semiconductor company for 19 years from September 1999 through July 2018 where he also served as a director from September 1999 through August 2019. During this time, ESS Technology, Inc. was a publicly listed company on Nasdaq for 9 years. Mr. Blair has been a director of Pictos, Inc., a technology licensing company that owns a portfolio of fundamental CMOS imaging patents, since July 2008 where he also previously served as President and Chief Executive Officer between 2008 and 2013. His professional background also includes more than 35 years of experience in marketing, sales, engineering, operations, and general management, principally in the computer hardware, software, and semiconductor industries. His experience includes roles at Global Semiconductor Alliance, a non-profit industry organization promoting the semiconductor supply chain, Logistix Corporation, a logistics and supply chain management company, and XEGMAG (a division of Xidex Corporation), a magnetic media products manufacturer. Mr. Blair holds twelve issued U.S. patents plus additional patents worldwide and studied electrical engineering at Arizona State University and applied economics at the University of San Francisco. Our Board and Governance Committee concluded that Mr. Blair should serve on the Board based on his familiarity with technology businesses, skills and experience with business operations at technology companies, and public company experience.

Judy Lin has been a member of our Board since April 2022. Ms. Lin is a retired executive who has 30 years of experience in the disk drive industry. She served as an Independent Board Director of MORESCO Corporation, a leading manufacturer of specialty chemicals based in Japan, from June 2014 to May 2022. Ms. Lin served as Vice President of Western Digital Media Operations, a leader in data infrastructure, from September 2007 until her retirement in September 2012. Prior to Western Digital, Ms. Lin served as Vice President at Komag Inc., a leading supplier of thin-film disks to the hard disk drive industry and held various management positions from April 1994 until Western Digital acquired Komag in September 2007. Before joining Komag, Ms. Lin was with IBM Almaden Research Center Storage Systems Division for 11 years as a Senior Scientist from January 1983 to April 1994. Ms. Lin holds a MSc degree in Materials Science and Mineral Engineering from University of California, Berkeley where she was also a PhD candidate, and a BS in Chemical Engineering from National Cheng Kung University in Taiwan. Our Board and Governance Committee concluded that Ms. Lin should serve on the Board based on her substantial leadership and management experience and, considering she is well versed in technology innovation, product development, engineering and global operations, she will add valuable perspective to the Board.

Scott Angel has been a member of our Board since March 2025. Prior to his retirement in December 2017, Mr. Angel spent over 37 years in the audit and assurance practice at Deloitte & Touche LLP (“Deloitte”), a global accounting and audit firm, including 25 years as an audit partner in Silicon Valley. He focused on serving clients in the technology industry and led the semiconductor industry practice from 1993 until his retirement in December 2017. During his career at Deloitte, he served a wide range of public and private technology companies and has experience working on risk and compliance issues. Mr. Angel is a Certified Public Accountant ("CPA") (inactive status) and a member of the AICPA. He received his Bachelor of Arts in Business Administration degree from the University of Washington. Our Board and Governance Committee concluded that Mr. Angel should serve on the Board based on his financial literacy, his experience in auditing financial statements and internal controls, and his familiarity with technology businesses.

Sherman Tuan has been a member of our Board since February 2007. Mr. Tuan served as Founder and Chief Executive Officer of AboveNet Communications, Inc., an internet data center company, from September 2011 until his retirement in December 2021. Mr. Tuan is also founder of PurpleComm, Inc. (doing business as 9x9.tv), a platform for connected TV, where he served as Chief Executive Officer from January 2005 to January 2018 and Chairman of the Board from June 2003 to January 2018. Mr. Tuan also served as Founder and Chief Executive Officer of TelTel, a SIP-based VoIP operator, from June 2003 to June 2011. From September 1999 to May 2002, he was director of Metromedia Fiber Network, Inc., a fiber optical networking infrastructure provider. Mr. Tuan was co-founder of AboveNet Communications, Inc., an internet connectivity solutions provider, where he served as President from March 1996 to January 1998, Chief Executive Officer from March 1996 to May 2002 and director from March 1996 to September 1999. Mr. Tuan holds a degree in Electrical Engineering from Feng-Chia University in Taiwan. Our Governance Committee concluded that Mr. Tuan should serve on the Board based on his skills, experience and qualifications in managing technology businesses, his technical expertise, and his familiarity with our company’s business.

SMCI | 2026 Form 10-K | 131

Susan Mogensen (Susie Giordano) has been a member of our Board since August 2024. Ms. Giordano is the Chief Legal Officer of Neutron Holdings, Inc., dba Lime, a global micromobility company, which position she has held since September 2024. Ms. Giordano has over 25 years of experience advising executive management and board directors on a wide range of topics, including strategy, litigation, compliance, regulatory matters, corporate governance, sustainability, executive compensation, financial reporting, crisis management, cybersecurity, human capital management, investor relations, mergers and acquisitions ("M&A"), securities, shareholder engagement, and treasury matters. Previously, she worked at Intel, a semiconductor and technology company, for approximately 11 years where she served most recently as general counsel (interim). At Intel, Ms. Giordano also held roles as corporate secretary and vice president and managing director of Intel Capital where she provided primary legal support to the president of Intel Capital, Intel’s global investment organization that makes equity investments and handles acquisitions, divestitures and other strategic transactions. She had joined Intel Capital in 2011 as M&A counsel. Before joining Intel, Ms. Giordano spent three years as president and Chief Executive Officer at Deal Fusion, an M&A legal consulting firm, and five years at Sun Microsystems, a computer hardware and software company, including as director of M&A and strategic investments. Earlier in her career she was an attorney with law firms Gunderson Dettmer, a technology-focused law firm, and Brobeck Phleger & Harrison, a business and technology law firm. Ms. Giordano also previously served as General Counsel at Aeris software as a service ("SaaS"), an Internet of Things platform and connectivity company, from June 2023 to March 2024. She has a juris doctorate from the University of San Francisco, School of Law and a Bachelor of Arts in political science from California Polytechnic State University, San Luis Obispo. Our Governance Committee concluded that Ms. Mogensen (Giordano) should serve on the Board based on her executive management experience and her familiarity with technology businesses.

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

Composition of the Board

Our authorized number of directors is currently eight, and there are currently eight directors. Our Amended and Restated Certificate of Incorporation, as amended, provides for a classified Board of Directors divided into three classes. The members of each class are elected to serve a three-year term with the term of office for each class ending in consecutive years. Vacancies may be filled by a majority of the directors then in office, although less than a quorum, or by a sole remaining director. Alternatively, the Board of Directors, at its option, may reduce the number of directors, provided that no decrease in the number of directors constituting the Board of Directors shall shorten the term of any incumbent director. Directors chosen to fill newly created directorships hold office for a term expiring at the next annual meeting of stockholders to which the term of the office of the class to which they have been elected expires.

SMCI | 2026 Form 10-K | 132

The current composition of the Board of Directors is:

Class I Directors(1)	Charles Liang Sherman Tuan Tally Liu
Class II Directors(2)	Judy Lin Sara Liu Scott Angel
Class III Directors(3)	Robert Blair Susan Mogensen (Susie Giordano)

(1)The term of Class I directors expires at the annual meeting of stockholders following fiscal year 2028.
(2)The term of the Class II directors expires at the annual meeting of stockholders following fiscal year 2026.
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

Code of Ethics

We have adopted a “Code of Business Conduct and Ethics” that is applicable to all directors, executive officers, and employees and embodies our principles and practices relating to the ethical conduct of our business and our long-standing commitment to honesty, fair dealing, accurate disclosures, and full compliance with applicable laws, rules, and regulations affecting our business. Our “Code of Business Conduct and Ethics” is available at https://ir.supermicro.com/governance/governance-documents/default.aspx. Any substantive amendment or waiver of the Code relating to executive officers or directors will be made only after approval by our Board of Directors and will be promptly disclosed on our website and filed with the SEC on Form 8-K within four business days.

Insider Trading Policy

We have adopted an insider trading policy (the “Insider Trading Policy”) governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the Nasdaq listing standards applicable to us. A copy of our insider trading policy is filed as Exhibit 19 to this Annual Report. Our Insider Trading Policy also prohibits our directors, executive officers, employees and contractors from engaging in any transactions in publicly traded options, such as puts and calls, and other derivative securities, including any hedging or similar transaction, with respect to our common stock.

Director Independence

The listing requirements of the Nasdaq Stock Market generally require that a majority of the members of a listed company’s board of directors be independent. In addition, the listing rules generally require that, subject to specified exceptions, each member of a listed company’s audit committee, compensation committee, and nominating and corporate governance committee be independent. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the listing requirements of the Nasdaq Stock Market. In addition, compensation committee members must satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act and the listing requirements of the Nasdaq Stock Market.

Each year, the Board affirmatively assesses the independence of each director and nominee for election as a director in accordance with the listing requirements of the Nasdaq Stock Market.

SMCI | 2026 Form 10-K | 133

Based on these standards, our Board has determined that six of its current eight members, Judy Lin, Robert Blair, Scott Angel, Sherman Tuan, Susan Mogensen (Susie Giordano), and Tally Liu, are “independent directors” under the applicable rules and regulations of the SEC and the listing requirements and rules of the Nasdaq Stock Market.

Executive Sessions

To encourage and enhance communication among independent directors, and as required under the Nasdaq listing standards, our independent directors meet in executive session regularly (no less than twice per year) without non-independent directors present.

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

MEETINGS AND COMMITTEES OF THE BOARD

Board Meetings

Each director is expected to devote sufficient time, energy and attention to ensure diligent performance of his or her duties and to attend all Board and committee meetings. We encourage, but do not require, each Board member to attend our annual meeting of stockholders. We held an annual meeting of stockholders on April 15, 2026, for our fiscal year 2026. The Board held 24 meetings during fiscal year 2026, 6 of which were regularly scheduled meetings and 18 of which were special meetings. All directors attended at least 75% of the applicable meetings of the Board and the committees on which they served during the time they were members of the Board or such committees during fiscal year 2026.

Board Leadership Structure

Our Chairman, Charles Liang, is also our Chief Executive Officer. The Board and our Governance Committee believe that it is appropriate for Mr. Liang to serve as both the Chief Executive Officer and Chairman due to the relatively small size of our Board, and the fact that Mr. Liang is the founder of our company with extensive experience in our industry.

In January 2026, Mr. Scott Angel was appointed as lead independent director for a one-year term, which will expire in January 2027. The lead independent director presides over executive sessions of the independent directors held without management present, coordinates with the Chairman of the Board, may add items to the established Board meeting agendas, and has authority to access management and retain independent advisors at the Company’s expense.

Board Role in the Oversight of Risk

The Board oversees our risk management activities, requesting and receiving reports from management. The Board conducts this oversight directly and through its committees. The Board has delegated primary responsibility for oversight of risks relating to financial controls and reporting to our Audit Committee. The Audit Committee also assists the Board in oversight of certain other risks, including review of operational risks, health and safety risks, technology, privacy and cybersecurity risks, strategic risks, internal controls, and related party transactions. The Audit Committee reports to the full Board on such matters as appropriate.

SMCI | 2026 Form 10-K | 134

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

Audit Committee	Compensation Committee	Governance Committee
Tally Liu(1)	Susan Mogensen (Susie Giordano)(1)	Judy Lin(1)
Robert Blair	Sherman Tuan	Robert Blair
Scott Angel	Tally Liu	Sherman Tuan

(1)Committee Chairperson

Audit Committee

The Audit Committee has three members currently. The Audit Committee met 21 times in fiscal year 2026, 11 of which were regularly scheduled meetings and 10 of which were special meetings. The Board has determined that each member of our Audit Committee meets the requirements for independence under the applicable listing requirements of the Nasdaq Stock Market (including Rule 5605(c)(2)(A)) and the rules of the SEC (including Rule 10A-3 promulgated under the Exchange Act). The Board has also determined that Messrs. Liu, Blair, and Angel are “audit committee financial experts” as defined in Item 407 of Regulation S-K promulgated by the SEC.

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

SMCI | 2026 Form 10-K | 135

The Audit Committee may delegate its responsibilities, along with the authority to take action in relation to such responsibilities, to subcommittees comprised of one or more Audit Committee members, subject to requirements of our bylaws, applicable laws and regulations.

Compensation Committee

The Compensation Committee has three members currently. The Compensation Committee charter provides that the Compensation Committee shall be comprised of no fewer than two members. The Compensation Committee met 7 times in fiscal year 2026, 6 of which were regularly scheduled meetings and 1 of which were special meetings. The Compensation Committee is comprised solely of non-employee directors for purposes of Rule 16b-3 under the Exchange Act. The Board has determined that each member of our Compensation Committee meets the requirements for independence under the applicable listing requirements of the Nasdaq Stock Market.

As outlined more specifically in the Compensation Committee charter, the Compensation Committee has, among other duties, the following responsibilities:

•Periodically reviews approves of a group of companies for general executive compensation competitive comparisons, approves target pay and performance objectives against this group and broader industry references, and monitors our executive compensation levels and their performance relative to this group;
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
•Oversees the evaluation of the Company’s executive officers (other than the Chief Executive Officer) and other key employees, and reviews and approves or makes recommendations to the Board regarding the compensation of such individuals;
•Reviews and approves, or makes recommendations to the Board regarding, our incentive compensation plans and equity compensation plans, and administers such plans;
•Reviews and make recommendations to the Board regarding non-employee director compensation;
•Monitors and assesses risks associated with our compensation policies, including whether such policies could lead to unnecessary risk-taking behavior, and consults with management regarding such risks; and
•Administers the issuance of restricted stock grants, stock options and other equity awards to executive officers, directors and other eligible individuals under our equity compensation plans, provided that the Compensation Committee may delegate the approval of grants of options and other equity awards to participants other than certain individuals subject to Section 16 of the Exchange Act as provided in the applicable plan;
•Prepares an annual report on executive compensation, for inclusion in our annual report on Form 10-K or proxy statement for the annual meeting of stockholders, in accordance with applicable rules and regulations of the SEC; and
•Periodically reviews and discusses with management the Company’s programs, policies, practices and strategies related to human capital management.

The Compensation Committee may delegate its responsibilities, along with the authority to take action in relation to such responsibilities, to subcommittees comprised of one or more Compensation Committee members, subject to requirements of our bylaws and applicable laws, regulations and the terms of our executive compensation plans. The Compensation Committee may, in its sole discretion, retain or obtain advice or assistance from compensation consultants, legal counsel, accounting or other advisors (independent or otherwise) as appropriate to perform its duties. Additional information about the Compensation Committee’s processes for determining executive and non-employee director compensation, including the role of the Compensation Committee’s compensation consultant and our executive officers, can be found in the “Executive Compensation” and “2026 Director Compensation” sections of this Annual Report.

Governance Committee

The Governance Committee has three members currently. The Governance Committee charter provides that the Governance Committee shall be comprised of no fewer than two members. The Governance Committee met 5 times in fiscal year 2026, all 5 of which were regularly scheduled meetings. The Board has determined that each member of our Governance Committee meets the requirements for independence under the applicable listing requirements of the Nasdaq Stock Market.

SMCI | 2026 Form 10-K | 136

As outlined more specifically in the Governance Committee charter, the Governance Committee has, among other duties, the following responsibilities:

•Reviews and makes recommendations to the Board regarding the size of the Board and member criteria based on current Board needs;
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
•Develops and recommends to the Board the Company’s corporate governance guidelines (the “Board of Directors Charter”), oversees compliance with our Board of Directors Charter and reports on such compliance to the Board;
•Conducts an annual evaluation of director independence that considers applicable Nasdaq rules, applicable law and our Board of Directors Charter to enable the Board to make a determination of each director’s independence;
•Periodically reviews succession planning for executive officers;
•Assists the Board in the development of criteria for the evaluation of the Board and each committee and assists the Board in its evaluation of the performance of the Board and each committee of the Board; and
•Periodically assesses, reports, and provides guidance to management and the full Board on our practices with respect to environmental, social and corporate governance issues.

The Governance Committee may delegate its responsibilities, along with the authority to take action in relation to such responsibilities, to subcommittees comprised of one or more Governance Committee members, subject to requirements of our bylaws, applicable laws and regulations. The Governance Committee may, in its sole discretion, retain or obtain advice or assistance from consultants, legal counsel or other advisors (independent or otherwise) as appropriate to perform its duties.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and holders of more than 10% of our common stock to file reports regarding their ownership and changes in ownership of our securities with the SEC, and to furnish us with copies of all Section 16(a) reports that they file.

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us and certain written representations provided to us, we believe that during fiscal year 2026, our directors, executive officers, and greater than 10% stockholders complied with all applicable Section 16(a) filing requirements, except for one Form 4 that was filed late on behalf of Kenneth Cheung due to an inadvertent administrative error.
SMCI | 2026 Form 10-K | 137

Item 11.        Executive Compensation

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis (“CD&A”)

In this section we provide an explanation and analysis of the material elements of the compensation provided to our named executive officers (our “NEOs”).

Our NEOs for the fiscal year 2026 were:

Charles Liang	President, Chief Executive Officer (“CEO”) and Chairman of the Board
David Weigand	Senior Vice President, Chief Financial Officer(3)
Jin Xiao (Tom Xiao)(1)	Senior Corporate Vice President of Engineering
Vikranth Malyala	Chief Business Officer
Don Clegg(2)	Former Senior Vice President, Worldwide Sales

(1) Effective December 31, 2025, following the retirement of Mr. George Kao from his position as the Company’s Senior Vice President of Operations, Mr. Xiao assumed Mr. Kao’s responsibilities in addition to his existing responsibilities as the Company’s Senior Corporate Vice President of Engineering.
(2) Effective May 15, 2026, Mr. Clegg retired from his position as the Company’s Senior Vice President of Worldwide Sales. Pursuant to an Independent Contractor Agreement, dated as of May 16, 2026 (the “Clegg Consulting Agreement”), Mr. Clegg will continue to provide services to the Company as a consultant until November 15, 2026, unless otherwise renewed by the Company. See “—Other Benefits— Employment Arrangements, Severance and Change of Control Benefits” for additional information regarding the Clegg Consulting Agreement.
(3) Mr. Weigand also served as Chief Compliance Officer of the Company until March 2026, when DeAnna Luca was appointed as acting Chief Compliance Officer.

Overview of Compensation

FY2026 Other NEO Compensation Mix
(Aggregate Compensation)(1)

(1)The chart presents the percentage of each compensation component received by our four non-CEO NEOs in the aggregate as a group, as well as the allocation of cash and equity compensation received by all such persons in the aggregate as a group. No equivalent chart is presented for CEO compensation because, for fiscal year 2026, other than a nominal base salary of $1.00, Mr. Liang’s compensation consisted solely of his ability to earn his 2023 CEO Performance Award (which was granted during fiscal year 2024 and partially vested during fiscal year 2025), as further described below. The terms established in connection with the 2021 CEO Performance Award (which vested in its entirety during fiscal year 2024) also remained in effect during fiscal year 2026, as further described below.

SMCI | 2026 Form 10-K | 138

Compensation Philosophy and Objectives—Continuing Improvement of Performance-Based Compensation Arrangements

Our executive compensation philosophy is designed to align a significant portion of named executive officer compensation with corporate performance and long-term stockholder value. Consistent with this philosophy, we emphasize performance-based equity awards, including restricted stock units (“RSUs”) and stock options, while seeking to reduce our reliance on fixed compensation such as base salary, fixed bonus (the “Fixed Bonus”) and equity awards that vest solely based on continued service. We continued this approach during fiscal year 2026. As further described below, during fiscal year 2026, our Chief Executive Officer, Charles Liang, continued to receive an annual base salary of $1.00 and did not receive any new equity awards. His compensation opportunity consisted primarily of the potential vesting of additional tranches under the performance-based stock option granted to him in November 2023 (the “2023 CEO Performance Award”). For our named executive officers other than Mr. Liang (the “Other NEOs”), we continued to utilize a performance-based compensation program with defined performance metrics, or key performance indicators (“KPIs”). Each Other NEO participated in this program during fiscal year 2026 (the “FY2026 Performance Program for Other NEOs”). See “FY2026 Performance Program for Other NEOs” below for additional information regarding the design and operation of the program.

CEO Performance Awards

Pursuant to the 2023 CEO Performance Award, Mr. Liang received options to purchase up to 5,000,000 shares of our common stock at an exercise price of $45.00 per share representing a premium of approximately 53% to the closing market price of $29.39 on the grant date. The 2023 CEO Performance Award consists of five tranches, each of which is eligible to vest only upon the achievement of both a specified stock-price target, ranging from $45.00 to $110.00 per share, and corresponding revenue goal, ranging from $13.0 billion to $21.0 billion measured over four consecutive fiscal quarters. In fiscal year 2021, Mr. Liang previously agreed to receive a de minimis annual base salary of $1.00 and no cash bonuses through June 30, 2026 in connection with receiving a performance-based stock option award that has since vested (the “2021 CEO Performance Award”). In connection with the 2023 CEO Performance Award, Mr. Liang agreed to continue receiving only a de minimis annual base salary of $1.00, or such higher amount as may be required by applicable law, and no cash bonuses through the earlier of (1) the vesting of all tranches under the 2023 CEO Performance Award and (2) March 31, 2029. Mr. Liang also must remain employed as our Chief Executive Officer, or in another position mutually agreed upon by Mr. Liang and the Board, when the applicable performance goals are achieved for the corresponding tranche to vest. These conditions are intended to promote Mr. Liang’s continued leadership and align his compensation with the Company's long-term performance. See “—Discussion and Analysis of 2023 CEO Performance Award” below for additional information regarding the terms of the 2023 CEO Performance Award and the achievement of the applicable performance goals.

As of June 30, 2026, all five revenue goals and four of the five stock-price goals under the 2023 CEO Performance Award had been achieved. The highest revenue goal under the 2023 CEO Performance Award required the Company to achieve revenue of $21.0 billion over four consecutive fiscal quarters, compared with fiscal year 2023 revenue of $7.1 billion, the last full fiscal year completed before the award was granted. The Company achieved the $21.0 billion revenue goal during the third quarter of fiscal year 2025, and the Compensation Committee certified its achievement on August 26, 2025.

Moreover, based on the applicable 60-trading-day average closing price of our common stock, four of the five stock price goals under the 2023 CEO Performance Award—$45.00, $60.00, $75.00, and $90.00 per share—were achieved during fiscal year 2024. The remaining stock price goal of $110.00 per share had not been achieved as of June 30, 2026. Accordingly, as of June 30, 2026, four tranches of the 2023 CEO Performance Award representing options to purchase 4,000,000 shares of our common stock had vested and the fifth tranche, representing options to purchase 1,000,000 shares of our common stock remained unvested.

Process Overview

The Compensation Committee oversees our executive compensation program and is responsible for reviewing and approving the compensation of our named executive officers. At the end of fiscal year 2026, the Compensation Committee consisted of three independent directors. Each director who served on the Compensation Committee during fiscal year 2026 was independent under the applicable Nasdaq listing rules.

Role of the Independent Compensation Consultant

The Compensation Committee has the authority under its charter to hire, terminate and approve fees for advisors, consultants and agents as it deems necessary to assist in the fulfillment of its responsibilities.
SMCI | 2026 Form 10-K | 139

Peer Group

In making compensation decisions for fiscal year 2026, the Compensation Committee considered, among other factors: (1) the recommendations of our Chief Executive Officer regarding the compensation of the Other NEOs; (2) publicly available compensation information for comparable companies; and (3) compensation data and analysis prepared by Aon. The Compensation Committee considered the compensation data provided by Aon in assessing the competitiveness and appropriateness of the compensation of our named executive officers.

Factors utilized by the Compensation Committee in evaluating peer companies for the Company’s fiscal year 2026 peer group generally included consideration of their prior fiscal year number of employees, trailing 12-month revenue, year-over-year revenue growth, operating income and net income; market data such as 30-day average stock price, 20-day average market capitalization and market capitalization as a multiple of revenue; and recent total shareholder return metrics on both a one-year basis and three-year compounded annual growth rate basis.

For fiscal year 2026, the Compensation Committee retained the same compensation peer group used in fiscal year 2025, consisting of the following 22 companies as its compensation peer group (the “FY2026 Peer Group”):

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

Role of Executive Officers in the Compensation Process

Each year, management provides recommendations to the Compensation Committee regarding compensation program design and evaluations of executive and Company performance. In particular, our Chief Financial Officer provides the Compensation Committee with information about our performance against the objective metrics set forth in the executive compensation performance program and the CEO provides the Compensation Committee with his subjective Compensation Adjustment Factor evaluation for the Other NEOs. This evaluation provided by the CEO includes his views as to the impact of individual Other NEOs on strategic initiatives and organizational goals, as well as their functional expertise and leadership, while also factoring in extrinsic considerations (such as any share price volatility during the fiscal year). The CEO also provides the Compensation Committee with his views of the nature and extent of our performance against expectations.

While the Compensation Committee carefully considers all recommendations made by members of management, ultimate authority for all compensation decisions regarding our NEOs rests with the Compensation Committee and the Board.

Key Fiscal Year 2026 Executive Compensation Decisions and Actions

Key fiscal year 2026 executive compensation decisions and actions included the following:

•Similar to the structure of such performance program for the participating Other NEOs utilized in the prior fiscal year, the FY2026 Performance Program for Other NEOs utilized base salary and fixed bonus (“Fixed Bonus”) components, as well as a performance-based annual incentive award, which is payable in the form of cash and service-based RSUs that generally vest over a period of four years. The performance-based annual incentive award continues to have each of the following features:

◦Primarily formula-based;

◦Utilizes company performance metrics that are individualized based upon the role of the NEO; and
SMCI | 2026 Form 10-K | 140

◦Utilizes company performance metrics tied closely to stockholder value, including percentage appreciation in stock price from the prior fiscal year and percentage increase in worldwide revenue from the prior fiscal year. See “―FY2026 Performance Program for Other NEOs” below for more information.

•The FY2026 Performance Program for Other NEOs included the following elements:

◦For Mr. Weigand, five KPIs were included in his program with varying weights as follows: Worldwide Revenue Performance (1x weighting), Worldwide Gross Margin (1x weighting), EPS (2x weighting), Inventory Reserves as Percentage of Revenue (2x weighting) and Material Weakness Remediation (1x weighting).

In addition, the Fixed Bonus component for Mr. Weigand’s fiscal year 2026 compensation was 30% of his base salary (calculated as a Base Incentive Target (as defined below) of 10% of base salary multiplied by a Bonus Pool Multiplier (as defined below) of 3), consistent with the annual rate in place at the start of fiscal year 2025.

◦For Mr. Xiao, four KPIs were included in his program, each with equal weight: Worldwide Gross Margin, Engineering Change Orders Decline/Growth Rate, CPU Based Revenue as Percentage of Total Revenue and RMA Decline/Growth Rate.

In addition, the Fixed Bonus component for Mr. Xiao’s fiscal year 2026 compensation was 16% of his base salary (calculated as a Base Incentive Target of 8% multiplied by a Bonus Pool Multiplier of 2), consistent with the annual rate in place at the start of fiscal year 2025.

◦For Mr. Malyala, four KPIs were included in his program, with varying weights as follows: Worldwide Revenue Growth (1x weighting), Customer Satisfaction (2x weighting), EMEA Connected Revenue Growth (2x weighting) and Percentage Growth in Direct Customer (2x weighting).

In addition, the Fixed Bonus component for Mr. Malyala’s fiscal year 2026 compensation was 27% of his base salary (calculated as a Base Incentive Target of 9% multiplied by a Bonus Pool Multiplier of 3), compared with 24% of base salary (calculated as a Base Incentive Target of 8% multiplied by a Bonus Pool Multiplier of 3) for fiscal year 2025.

◦ Mr. Clegg did not participate in the performance-based annual incentive program in fiscal year 2026. The Fixed Bonus component for Mr. Clegg’s fiscal year 2026 compensation was 20% of his base salary (calculated as a Base Incentive Target of 10% of base salary multiplied by a Bonus Pool Multiplier of 2), consistent with the annual rate in place at the start of fiscal year 2025.

•The prior year’s performance program for Other NEOs utilized a compensation adjustment factor (the “Compensation Adjustment Factor”), and the Compensation Committee elected to retain this element for the fiscal year 2026 program. While the Compensation Adjustment Factor is subjective and evaluated by the CEO, the CEO may consider not only each executive’s individual performance but also external factors, including performance relative to expectations and share price volatility, and make adjustments accordingly. The Compensation Committee has noted that in recent fiscal years, performance has been highly volatile with respect to certain KPIs, and believes that the CEO should have discretion (on behalf of the Compensation Committee) to select a lower or higher result for the Compensation Adjustment Factor to manage overall compensation for the Other NEOs, rather than basing such factor solely on individual performance evaluations.

•Based on effective base salaries and the Compensation Committee’s review and certification of actual performance (as described further below) under the FY2026 Performance Program for Other NEOs, for fiscal year 2026:

◦Mr. Weigand received a Fixed Bonus amount of $179,203 paid in semi-monthly installments during fiscal year 2026, and based on performance against fiscal year 2026 goals earned a cash payment of $194,255 and earned an aggregate grant of $777,020 in RSUs. The RSUs generally vest in annual installments over four years from July 1, 2026;

SMCI | 2026 Form 10-K | 141

◦Mr. Xiao received a Fixed Bonus amount of $78,989 paid in semi-monthly installments during fiscal year 2026, and based on performance against fiscal year 2026 goals earned a cash payment of $68,127 and an aggregate grant of $68,127 in RSUs. The RSUs generally vest in annual installments over four years from July 1, 2026;

◦Mr. Malyala received a Fixed Bonus amount of $136,811 paid in semi-monthly installments during fiscal year 2026, and based on performance against fiscal year 2026 goals earned a cash payment of $259,943 and an aggregate grant of $259,943 in RSUs. The RSUs vest in annual installments over four years from July 1, 2026;

◦Mr. Clegg received a Fixed Bonus amount of $22,654 paid in semi-monthly installments during fiscal year 2026 until his guaranteed bonus term ended on September 30, 2025.

•Base salaries for Mr. Xiao and Mr. Malyala were also adjusted during fiscal year 2026, effective as of January 1, 2026, to enhance retention value for key personnel and in recognition that their base salaries were at the lower end of the market for their roles.

The Role of the Most Recent Stockholder Say-on-Pay Vote

The Compensation Committee, the entire Board, and our management value the opinions of our stockholders. Feedback received from stockholders has previously included both a desire that a more significant portion of executive compensation be tied to performance based upon the achievement of pre-established goals, as well as a favorable view of the design and structure of the 2023 CEO Performance Award.

Our last annual meeting of stockholders was held in April 2026 (the “Fiscal Year 2026 Annual Meeting”), and we provided our stockholders the opportunity to vote to approve, on an advisory basis, the compensation of our named executive officers for fiscal year 2026 as disclosed in the proxy statement for such meeting. At the meeting, stockholders representing approximately 93% of the stock present and entitled to vote on this “say-on-pay” proposal approved the compensation of our named executive officers. Although the say-on-pay vote was non-binding, the Compensation Committee believes that the high level of approval is an indication that our stockholders generally support our approach to executive compensation, and the committee expects to continue to consider the outcome of that vote when making future compensation decisions for our named executive officers.

Fiscal Year 2026 CEO Compensation

Overview

As described above, Mr. Liang previously agreed to receive a de minimis annual base salary of $1.00 and no cash bonuses through June 30, 2026 in connection with the 2021 CEO Performance Award. In connection with the 2023 CEO Performance Award, Mr. Liang agreed to continue receiving a de minimis annual base salary of $1.00, with no cash bonuses, through the earlier of (1) the vesting of all tranches under the 2023 CEO Performance Award and (2) March 31, 2029. Mr. Liang must also remain as our CEO (or such other position as he and the Board may agree) at the time each performance goal is met in order for the corresponding tranche to vest. This condition is intended to help ensure Mr. Liang’s active leadership of the Company over the long term.

Discussion and Analysis of 2023 CEO Performance Award

During the second quarter of fiscal year 2024, in light of the progression of achievement under the 2021 CEO Performance Award and in order to continue to motivate and incentivize Mr. Liang, the Compensation Committee granted Mr. Liang the 2023 CEO Performance Award in November 2023.

SMCI | 2026 Form 10-K | 142

The 2023 CEO Performance Award granted to Mr. Liang is a long-term performance-based option award to purchase up to 5,000,000 shares of our common stock, which award may vest in five equal tranches. Each of the five tranches vests upon the achievement of both a specified revenue goal (each, a “New Revenue Goal”) and a specified stock price goal (each, a “New Stock Price Goal”). New Revenue Goals must be achieved by December 31, 2028 (the “New Revenue Performance Period") and New Stock Price Goals must be achieved by March 31, 2029 (the “New Stock Price Performance Period”). The 2023 CEO Performance Award was granted with an exercise price equal to $45.00 (the “New Exercise Price”), representing a premium of approximately 53% to the closing stock price reported on Nasdaq on the date of grant. The 2023 CEO Performance Award will generally expire on November 14, 2033 and includes, among other terms and conditions, a restriction on the sale of any shares issued upon exercise of the 2023 CEO Performance Award until November 14, 2026.

The Compensation Committee sought to ensure that the 2023 CEO Performance Award would further align Mr. Liang’s interests with those of our stockholders over the long term. In connection with the 2023 CEO Performance Award, the Compensation Committee extended the period during which Mr. Liang would continue to receive a de minimis annual base salary of $1.00 (or such other non-waivable minimum wage requirement, if deemed advisable) and no cash bonuses through the earlier of (1) the date all tranches under the 2023 CEO Performance Award shall have vested and (2) March 31, 2029. As described above, Mr. Liang must also remain as our CEO (or such other position as he and the Board may agree) at the time each performance goal is met in order for the corresponding tranche to vest. This condition is intended to help ensure Mr. Liang’s active leadership of the Company over the long term.

The following table sets forth the New Revenue Goals which must be achieved under the 2023 CEO Performance Award by the end of the New Revenue Performance Period on December 31, 2028, as well as their achievement status as of the date of this Annual Report:

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

SMCI | 2026 Form 10-K | 143

The following table sets forth the New Stock Price Goals which must be achieved under the 2023 CEO Performance Award by the end of the New Stock Price Performance Period on March 31, 2029, as well as their achievement status as of the date of this Annual Report:

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

A New Revenue Goal and a New Stock Price Goal that are matched together may be achieved at different points in time, and vesting will occur upon the later of the Compensation Committee’s certification dates for the applicable New Revenue Goal and New Stock Price Goal. Subject to any applicable clawback provisions, policies or other forfeiture terms described in the 2023 CEO Performance Award, once a goal is achieved, it is permanently deemed achieved for purposes of determining the vesting of a tranche.

There is no full acceleration of vesting of the 2023 CEO Performance Award as a result of a “change in control” (as defined in the Company’s Amended and Restated 2020 Equity and Incentive Compensation Plan (the “2020 Plan”)). However, in connection with a change in control, whether any unvested tranches vest will depend solely on our attainment of the New Stock Price Goals (the New Revenue Goals will be disregarded). In addition, for purposes of determining whether the New Stock Price Goal has been achieved, the stock price shall equal the greater of (1) the most recent closing price per share immediately prior to the effective time of such change in control or (2) the per share common stock price (plus the per share of common stock value of any other consideration) received by the stockholders in the change in control. To the extent that any tranche has not vested as of immediately before the effective time of the change in control and does not otherwise vest as a result of the change in control, such unvested tranche will be forfeited automatically as of the effective time of the change in control.
SMCI | 2026 Form 10-K | 144

FY2026 Performance Program for Other NEOs

Overview

The structure of the FY2026 Performance Program remained the same as in fiscal year 2025.

The Compensation Committee believes the FY2026 Performance Program for Other NEOs furthers our executive compensation philosophy to link compensation to corporate and individual performance. The principal compensation elements of the FY2026 Performance Program for Other NEOs are:

•Base Salary;
•Fixed Bonus; and
•Performance-based annual incentive award (“Performance Incentive Award”) which, for Mr. Weigand, is payable 20% in the form of cash (the “Performance Cash”) and 80% in the form of service-based RSUs and, for each of Mr. Xiao, and Mr. Malyala, is payable 50% in the form of Performance Cash and 50% in the form of service-based RSUs. Such RSUs will generally vest in equal annual installments over a period of approximately four years, subject to continued employment.

Base Salary

The following table sets forth base salaries for each of Mr. Weigand, Mr. Xiao, Mr. Malyala, and Mr. Clegg at the end of fiscal years 2025 and 2026:

Name	Principal Position During Fiscal Year 2026	End of Fiscal Year 2025 Base Salary Rate(1)(2)	End of Fiscal Year 2026 Base Salary Rate(1)(2)	Base Salary % Change
David Weigand	Senior Vice President, Chief Financial Officer	$568,898	$597,343	5.0%
Jin Xiao (Tom Xiao)	Senior Corporate Vice President of Engineering	$448,800	$493,680	10.0%
Vikranth Malyala	Chief Business Officer	$482,580	$608,051	26.0%
Don Clegg	Former Senior Vice President, Worldwide Sales(3)	$466,670	$—	—%

(1)The base salary amounts actually paid to each NEO for fiscal years 2025 and 2026 are disclosed in the Summary Compensation Table.
(2)For each of fiscal years 2025 and 2026, salary amounts disclosed in the Summary Compensation Table for each NEO differ from the amounts disclosed in the table above because of the timing of adjustments made to base salary. For fiscal year 2025, such adjustments were effective January 1, 2025 for each of Mr. Weigand and Mr. Xiao. For fiscal year 2026, such adjustments were effective January 1, 2026 for Mr. Xiao and Mr. Malyala. In addition, salary amounts disclosed in the Summary Compensation Table for such NEOs also include amounts paid out for vacation and sick days.
(3)As Mr. Clegg retired on May 15, 2026, he had no base salary rate at the end of fiscal year 2026.

Adjustments to base salaries for Messrs. Xiao and Malyala were made during fiscal year 2026 after the Compensation Committee considered recommendations from the CEO, inflationary market conditions during the year and the likelihood that, even after prior adjustments, each such NEO's base salary remained below the market for comparable position at similar companies.

Fixed Bonus Component

Under the FY2026 Performance Program for Other NEOs, each of Mr. Weigand, Mr. Xiao, Mr. Malyala, and Mr. Clegg was entitled to receive a Fixed Bonus component payable in semi-monthly installments in the form of cash, which was based upon a percentage of base salary, and payable subject to continued service. The Compensation Committee included the Fixed Bonus as a component of the FY2026 Performance Program for Other NEOs in recognition of the continued achievements and contributions of the Other NEOs to the Company.

SMCI | 2026 Form 10-K | 145

The Compensation Committee decided to retain the Fixed Bonus component for the FY2026 Performance Program for Other NEOs because the Compensation Committee believed the aggregate total cash compensation for the Other NEOs was likely to still be less than the market 50th percentile for comparable positions. The following table sets forth the total amount of Fixed Bonus received by the Other NEOs for fiscal year 2026:

Name	Principal Position During Fiscal Year 2026	Fixed Bonus (as a % of Base Salary)	Fiscal Year 2026 Fixed Bonus Received
David Weigand	Senior Vice President, Chief Financial Officer	30%	$179,203(1)
Jin Xiao (Tom Xiao)	Senior Corporate Vice President of Engineering	16%	$78,989(2)
Vikranth Malyala	Chief Business Officer	27%	$136,811(3)
Don Clegg(4)	Former Senior Vice President, Worldwide Sales	—	$22,654(4)

(1)For Mr. Weigand, the Fixed Bonus paid from July 1, 2025 to June 30, 2026 was determined based upon a base salary of $597,343, which was his annual salary rate as of July 1, 2026.
(2)For Mr. Xiao, the Fixed Bonus paid from July 1, 2025 to June 30, 2026 was determined based upon a base salary of $493,680, which was his annual salary rate as of July 1, 2026.
(3)For Mr. Malyala, the Fixed Bonus paid from July 1, 2025 to June 30, 2026 was determined based upon a base salary of $506,709, which was his annual salary rate as of January 1, 2026. This salary was again increased on May 11, 2026 to $608,051, which was his annual salary rate as of July 1, 2026.
(4)For Mr. Clegg, the Fixed Bonus was paid from July 1, 2025 to September 30, 2025. As such, he had no Fixed Bonus as a percentage of Base Salary.

Performance Incentive Award

Description of Performance Incentive Award. Under the Performance Incentive Award portion of the FY2026 Performance Program for Other NEOs, participants have the ability to earn Performance Incentive Awards based upon the achievement of certain specified KPIs and the CEO’s subjective evaluation under the Compensation Adjustment Factor for the fiscal year. Any Performance Incentive Awards earned by Mr. Weigand are payable 20% in cash and 80% in RSUs, and any Performance Incentive Awards earned by Mr. Malyala, or Mr. Xiao are payable 50% in cash and 50% in RSUs. The cash portion of the award is paid out promptly after the amount of any Performance Incentive Award is determined and approved by the Compensation Committee following the end of the fiscal year, and the RSUs are granted at approximately the same time, unless otherwise stated in this Annual Report. The number of RSUs granted to the participants is determined by dividing the value of the RSU portion of the Performance Incentive Award by an average closing price of our stock, as described in more detail below. These RSUs generally vest in equal annual installments over a period of four years from the first day of the new fiscal year, so long as the individual continues to be employed. RSUs for the annual award are (for purposes of administration of shares available under the 2020 Plan) capped for each of Messrs. Weigand, Xiao, and Malyala at a level unlikely to be earned. In addition:

•The amount of the earned Performance Incentive Award is determined as a multiple (the “Multiple”) of a base incentive target (calculated as a set percentage of base salary) set for each participant (the “Base Incentive Unit”).

•The Base Incentive Unit for fiscal year 2026 was set at 10% of base salary for Mr. Weigand, at 8% for Mr. Xiao and at 9% for Mr. Malyala.

•Each KPI and the Compensation Adjustment Factor contribute to the calculation of the Multiple, which is applied to the Base Incentive Unit to determine the total amount of the earned Performance Incentive Award:

◦For Mr. Weigand, the KPIs for fiscal year 2026 were based upon:

•Worldwide Revenue Performance, with a performance floor of $35.0 billion (KPI multiple of 0.0), a target of $40.0 billion (KPI multiple of 1.0) and a maximum of $50.0 billion (KPI multiple of 2.0), with performance between those levels scaled linearly.

*This KPI is “single weighted,” meaning that the achievement level against the worldwide revenue target is then used in the calculation of the aggregate Multiple as described above.

SMCI | 2026 Form 10-K | 146

•Worldwide Gross Margin with a target worldwide gross margin of 8% (KPI multiple of 1.0) and a maximum worldwide gross margin of 12% (KPI multiple of 2.5), with performance between those levels scaled linearly.

*This KPI is “single weighted,” meaning that the achievement level against the worldwide gross margin target is then used in the calculation of the aggregate Multiple as described above.

•EPS with a target EPS of $2.52 (KPI multiple of 1.0) and a maximum EPS of $3.50 (KPI multiple of 2.0), with performance between those levels scaled linearly.

*This KPI is “double weighted,” meaning that the achievement level against the EPS target is multiplied by two, and that resulting amount is then used in the calculation of the aggregate Multiple as described above

•Inventory Reserves as a Percentage of Revenue, which is based on minimizing inventory write-downs as a percentage of revenue. A KPI multiple of 1.0 is achieved at 0.75%, increasing to 2.0 at 0.50% and 4.0 at 0.25%, with results scaled accordingly.

*This KPI is “double weighted,” meaning that the achievement level against the inventory reserves as a percentage of revenue target is multiplied by two, and that resulting amount is then used in the calculation of the aggregate Multiple as described above.

•Material Weakness Remediation, which is measured on an all-or-nothing basis. A KPI multiple of 1.0 is achieved upon achievement of the specified remediation objective; otherwise, no KPI multiple is earned.

*This KPI is “single weighted,” meaning that such full remediation of material weakness with clean internal controls opinion is then used in the calculation of the aggregate Multiple as described above.

◦For fiscal year 2026, Mr. Weigand was eligible to receive, based on the CEO’s evaluation, a Compensation Adjustment Factor between 1.0 and 5.0, with each 1.00 of rating counting as 1.00 towards determination of the final aggregate Multiple. See “— Key Fiscal Year 2026 Executive Compensation Decisions and Actions” above for additional discussion with respect to the Compensation Adjustment Factor.

◦For Mr. Xiao, the KPIs for fiscal year 2026 were based upon:

•Worldwide Gross Margin with a target worldwide gross margin of 8% (KPI multiple of 1.0) and a maximum worldwide gross margin of 12% (KPI multiple of 2.5), with performance between those levels scaled linearly.

*This KPI is “single weighted,” meaning that the achievement level against the worldwide gross margin target is then used in the calculation of the aggregate Multiple as described above.

•Engineering Change Orders Decline/Growth, which is based on the change in Engineering Change Orders (“ECOs”) relative to the prior-year level. A KPI multiple of 1.0 is achieved when ECOs remain at the baseline level (i.e., no change from the prior fiscal year). The KPI multiple decreases to 0.0 if ECOs increase by 10% or more, and increases to 2.0 if ECOs decline by 10% or more, with performance between those levels scaled accordingly.

*This KPI is “single weighted,” meaning that the achievement level against the Engineering Change Orders Decline/Growth Rate target is then used in the calculation of the aggregate Multiple as described above.

SMCI | 2026 Form 10-K | 147

•CPU-Based Revenue, which is based on the change in CPU-based revenue as a percentage of total revenue relative to the fiscal year 2025 level. A KPI multiple of 1.0 is achieved when the percentage is equal to the fiscal year 2025 level. A KPI multiple of 2.0 is achieved when the percentage is 5% higher than the fiscal year 2025 level, while performance below the fiscal year 2025 level results in a KPI multiple of 0.0, with performance between those levels scaled accordingly.

*This KPI is “single weighted,” meaning that the achievement level against the CPU based revenue as a percentage of total revenue target is then used in the calculation of the aggregate Multiple as described above.

•RMA Decline/Growth Rate, which is based on the year-over-year change in RMAs. A KPI multiple of 1.0 is achieved when there is no change from the prior fiscal year. The KPI multiple decreases to 0.0 if RMAs increase by 10% or more, and increases to 2.0 if RMAs decline by 10% or more, with performance between those levels scaled accordingly.

*This KPI is “single weighted,” meaning that the achievement level against the RMA Decline/Growth Rate target is then used in the calculation of the aggregate Multiple as described above.

◦For fiscal year 2026, Mr. Xiao was eligible to receive, based on the CEO’s evaluation, a Compensation Adjustment Factor between 1.0 and 5.0, with each 1.00 point of rating counting as 1.00 towards the determination of the final aggregate Multiple. See “— Key Fiscal Year 2026 Executive Compensation Decisions and Actions” above for additional discussion with respect to the Compensation Adjustment Factor.

◦For Mr. Malyala, the KPIs for fiscal year 2026 were based upon:

•Worldwide Revenue Performance, with a performance floor of $35.0 billion (KPI multiple of 0.0), a target of $40.0 billion (KPI multiple of 1.0) and a maximum of $50.0 billion (KPI multiple of 2.0), with performance between those levels scaled linearly.

*This KPI is “single weighted,” meaning that the achievement level against the worldwide revenue target is then used in the calculation of the aggregate Multiple as described above.

•Customer Satisfaction, based on the Net Promoter Score (“NPS”), with a performance floor of 50 points (KPI multiple of 0.0), a target of 54 points (KPI multiple of 1.0) and a maximum of 58 points (KPI multiple of 2.0), with performance between those levels scaled accordingly.

*This KPI is “double weighted,” meaning that the achievement level against the NPS target is multiplied by two, and that resulting amount is then used in the calculation of the aggregate Multiple as described above.

•EMEA Connected Revenue Growth, which is based on EMEA revenue performance relative to the fiscal year 2025 level. A KPI multiple of 1.0 is achieved at 82% performance relative to the fiscal year 2025 level. The KPI multiple increases progressively as performance improves, reaching 1.25 at 88%, 1.50 at 94%, 1.75 at 100%, and 2.0 at 105%, with performance between those levels scaled accordingly.

*This KPI is “double weighted,” meaning that the achievement level against the EMEA revenue performance target is multiplied by two, and that resulting amount is then used in the calculation of the aggregate Multiple as described above.

•Percentage Growth in Direct Customer, which is based on growth in the number of direct customers relative to the fiscal year 2025 level. A KPI multiple of 1.0 is achieved upon a 30% increase in direct customers relative to the fiscal year 2025 level. The KPI multiple increases progressively as performance improves, reaching 1.5 at 40%, 2.0 at 50%, 3.0 at 75%, 4.0 at 100%, 5.0 at 125%, and 6.0 at 150%, with performance between those levels scaled accordingly.

SMCI | 2026 Form 10-K | 148

*This KPI is “double weighted,” meaning that the achievement level against the direct customer growth target is multiplied by two, and that resulting amount is then used in the calculation of the aggregate Multiple as described above.

◦For fiscal year 2026, Mr. Malyala was eligible to receive, based on the CEO’s evaluation, a Compensation Adjustment Factor between 1.0 and 5.0, with each 1.00 point of rating counting as 1.00 towards the determination of the final aggregate Multiple. See “— Key Fiscal Year 2026 Executive Compensation Decisions and Actions” above for additional discussion with respect to the Compensation Adjustment Factor.

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

RSUs granted in respect of earned Performance Incentive Awards are granted to the respective participating officer on a grant date within 10 days of the Compensation Committee’s certification and approval of the results of the Performance Incentive Award (the “Grant Date”), subject to the recipient remaining employed with, or otherwise continuing to provide services to, the Company through such Grant Date. The number of RSUs granted is determined by dividing the value of the portion of the Performance Incentive Award earned thereunder allocated to the RSUs portion by the sixty-trading day average closing stock price of our common stock as of (and including) the date immediately prior to the Grant Date (rounded to the nearest whole RSU). RSUs generally vest over a period of four years from the date of grant, subject to continued employment.

Measurement of Fiscal Year 2026 Performance against the Performance Incentive Award. The following sets forth the determination of the Performance Incentive Award based upon fiscal year 2026 performance for Mr. Weigand:

Performance Measure	Achievement	Weighting Factor	Final Weighted Score
Worldwide Revenue Performance	80%(1)	1X	0.80
Worldwide Gross Margin	190%(2)	1X	1.90
EPS	212%(3)	2X	4.24
Inventory Reserve as Percentage of Revenue	216%(4)	2X	4.32
Material Weakness Remediation	0%(5)	1X	0.00
Compensation Adjustment Factor	5.00(6)	1X	5.00
Total Multiple			16.26
Base Incentive Unit			$59,734
Final Earned Performance Incentive Award Value			$971,275
Performance Cash Payout Value (20%)			$194,255
RSUs Payout Value (80%)			$777,020
Number of RSUs to be Granted			24,093

(1)In our consolidated financial statements, we recorded revenues of $22.0 billion and $39.1 billion for fiscal year 2025 and fiscal year 2026, respectively.
(2)The worldwide gross margin decreased to 10.8% in fiscal year 2026, from 11.1% in fiscal year 2025.
(3)The basic EPS increased to $3.65 in fiscal year 2026, from $1.77 in fiscal year 2025. Diluted EPS increased to $3.26 in fiscal year 2026, from $1.68 in fiscal year 2025.
(4)In our consolidated financial statements, the inventory reserve as percentage of revenue decreased to 0.48% in fiscal year 2026 from 1.06% in fiscal year 2025.
(5)The Company did not achieve full remediation of material weakness with clean internal controls opinion.
(6)Based upon the CEO’s evaluation.

SMCI | 2026 Form 10-K | 149

The following sets forth the determination of the Performance Incentive Award based upon fiscal year 2026 performance for Mr. Xiao:

Performance Measure	Achievement	Weighting Factor	Final Weighted Score
Worldwide Gross Margin	190%(1)	1X	1.90
Engineering Change Orders Decline/Growth Rate	0%(2)	1X	0.00
CPU based Revenue	0%(3)	1X	0.00
RMA Decline/Growth Rate	0%(4)	1X	0.00
Compensation Adjustment Factor	5.00(5)	1X	5.00
Total Multiple			6.90
Base Incentive Unit			$39,494
Final Earned Performance Incentive Award Value(6)			$136,254
Performance Cash Payout Value (50%)			$68,127
RSUs Payout Value (50%)			$68,127
Number of RSUs to be Granted			2,112

(1)The worldwide gross margin decreased to 10.8% in fiscal year 2026, from 11.1% in fiscal year 2025.
(2)Engineering Change Orders increased by approximately 30% year-over-year in fiscal year 2026.
(3)CPU based revenue in certain processor categories decreased compared with fiscal year 2025.
(4)RMA did not decline adequately in fiscal year 2026.
(5)Based upon the CEO’s evaluation.
(6)Mr. Xiao was appointed midway through fiscal year 2026 and was therefore eligible for 50% of the performance bonus, representing six months of service.

The following sets forth the determination of the Performance Incentive Award based upon fiscal year 2026 performance for Mr. Malyala:

Performance Measure	Achievement	Weighting Factor	Final Weighted Score
World Wide Revenue Growth	80%(1)	1X	0.80
Customer Satisfaction	50%(2)	2X	1.00
EMEA Connected Revenue Growth	80%(3)	2X	1.60
Percentage Growth in Direct Customer	150%(4)	2X	3.00
Compensation Adjustment Factor	5.00(5)	1X	5.00
Total Multiple			11.40
Base Incentive Unit			$45,604
Final Earned Performance Incentive Award Value			$519,886
Performance Cash Payout Value (50%)			$259,943
RSUs Payout Value (50%)			$259,943
Number of RSUs to be Granted			8,060

(1)In our consolidated financial statements, we recorded revenues of $22.0 billion and $39.1 billion for fiscal year 2025 and fiscal year 2026, respectively.
(2)Customer satisfaction increased by approximately 50% year over year in fiscal year 2026, based on mid-year results and an estimate for the second half of fiscal year 2026.
(3)EMEA connected revenue increased by approximately 65% year-over-year in fiscal year 2026.
(4)The number of direct customers increased by approximately 50% year-over-year in fiscal year 2026.
(5)Based upon the CEO’s evaluation.

Other Equity-Based Incentive Compensation

Other NEOs are also eligible to receive other equity-based incentive compensation, along with other non-executive persons eligible for awards under the 2020 Plan.

SMCI | 2026 Form 10-K | 150

For such Other NEOs participating in the FY2026 Performance Program, the Compensation Committee views stock options and other equity-based awards as an important component of the total compensation. We believe that equity-based awards align the interests of an NEO with those of our stockholders, provide NEOs a significant, long-term interest in the Company’s success and help retain key NEOs in a competitive market for executive talent. The number of shares owned by, or subject to equity-based awards held by, each NEO is periodically reviewed and additional awards are considered based upon a generalized assessment of past performance, expected future performance and the relative holdings of executive officers. In addition to equity-based awards made in connection with events such as promotions, the Compensation Committee has historically granted refresh equity awards to employees (including executive officers) on a two-year cycle. Periodically, and generally based on the recommendation of the CEO, the Compensation Committee has made off-cycle special recognition equity awards of options and/or RSUs to NEOs.

For fiscal year 2026, the Compensation Committee approved awards of service-based stock options and RSUs to NEOs as outlined in the table below (in addition to the Performance Incentive Award RSUs discussed in the preceding section).

Name	Type of Award	Quantity (at Target) of Award	Rationale for Providing the Award
David Weigand	RSUs(1)	13,000	Recognition grant
	Stock Options(2)	30,622	Refresh grant
	RSUs(3)	13,780	Refresh grant
	RSUs(4)	10,000	Recognition grant
Jin Xiao (Tom Xiao)	RSUs(1)	8,000	Recognition grant
Vikranth Malyala	RSUs(1)	12,000	Recognition grant
	RSUs(4)	15,000	Recognition grant
Don Clegg	Stock Options(2)	12,440	Refresh grant
	RSUs(1)	3,500	Recognition grant
	RSUs(3)	5,598	Refresh grant

(1)Such grants were part of a special recognition grant made to a broad set of employees, which included Messrs. Weigand, Xiao, Malyala, and Clegg, and were granted on February 7, 2026 for Messrs. Weigand, Xiao, and Clegg and on January 27, 2026 for Mr. Mayala. These grants are consistent with prior practices over recent years to these same NEOs in connection with other broad-based special recognition rewards. The RSUs for Messrs. Weigand, Xiao, Malyala, and Clegg vest 50% on February 17, 2026 and 50% on August 17, 2026, and were intended to recognize and reward the Company’s general assessment of awardees’ recent collective achievement for and contributions to the Company. The CEO made the recommendation on the size of grants for the Other NEOs to the Committee based on his subjective assessment of their contributions to the Company.
(2)Such stock options were part of Mr. Weigand's and Mr. Clegg's regular periodic refresh grant cycle, and were granted on May 8, 2026 with a 10-year term and an exercise price equal to the closing market price of our common stock on the grant date ($35.37). Subject generally to their continued service, such stock options vest and become exercisable at the rate of 25% of the shares on May 8, 2027, and then an additional 1/16th of the shares at the end of each successive calendar quarter thereafter. The particular size of the stock option grants to them was determined based upon the recommendation of the CEO, which was reviewed and approved by the Compensation Committee.
(3)Such RSUs were part of Mr. Weigand's and Mr. Clegg’s regular periodic refresh grant cycle, and were granted on May 8, 2026. These RSUs generally vest at the rate of 25% of the total number of units on May 10, 2027, and then an additional 1/16th of the units at the end of each successive calendar quarter thereafter. See the table above for additional information with respect to this refresh grant.
(4)Such RSUs were part of a special recognition grant made to selected individual employees, which included Mr. Weigand and Mr. Malyala and were granted on June 17, 2026. The RSUs vest 50% on June 17, 2026 and 50% on December 17, 2026, respectively, and were intended to recognize and reward the Company’s general assessment of awardees’ (including Mr. Weigand’s and Mr. Malyala’s) recent collective achievement for and contributions to the Company. The CEO made the recommendation on the size of grant for Mr. Weigand and Mr. Malyala and other selected employees to the Committee based on his subjective assessment of their contributions to the Company.

Stock Ownership Guidelines

The Company maintains stock ownership guidelines that apply to the CEO and our non-employee directors (the “Guidelines”). Under the Guidelines, Mr. Liang currently has a target holding of three times his then-current base salary as in effect immediately prior to the grant of his 2021 CEO Performance Award. Under the Guidelines, non-employee directors have a target holding of three times the then-current annual Board member retainer (regardless of whether such director actually receives such retainer). For purposes of determining such target holding for non-employee directors, other director cash fees such as fees for Committee member/chair service or excess per meeting fees are not considered as part of the then-current annual Board member retainer.
SMCI | 2026 Form 10-K | 151

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

As of June 30, 2026, each of the covered persons subject to the Guidelines had either met his or her stock ownership target or was within the applicable five-year phase in period.

Stock Retention Policy

We have adopted a stock retention policy which requires our CEO to retain at least 50% of all “net” shares received (“net” shares means those shares remaining after the sale or withholding of shares in payment of the exercise price, if applicable, and withholding taxes) for at least 36 months following the date on which an equity award is vested, settled or exercised, as applicable. In addition, in connection with the 2023 CEO Performance Award granted to our CEO in fiscal year 2024, the Board required a restriction on the sale of any shares issued upon the exercise of the options associated with such award until November 14, 2026. See “―Discussion and Analysis of 2023 CEO Performance Award.”

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

a.The grant of the equity component of director compensation in connection with annual director service.
SMCI | 2026 Form 10-K | 152

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

The Compensation Committee has generally set the grant date of options awarded to NEOs for Initial and Biennial Awards to be the first full trading day occurring after the next opening of the Trading Window, with the exercise price of any options granted to be equal to the closing price of our common stock on the grant date.

During fiscal year 2026, except as provided in the chart below, we did not grant stock options (or similar awards) to any of our NEOs during the period beginning four business days before and ending one business day after the filing of any Company periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of any Company Form 8-K that disclosed any material non-public information:

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
information

(a)	(b)	(c)	(d)	(e)	(f)
David Weigand	5/8/2026	30,622	$35.37	$24.94(1)	(2.2)%(2)
Don Clegg	5/8/2026	12,440	$35.37	$24.94(1)	(2.2)%(2)

(1)The amount disclosed represents the grant date fair value of the stock option award calculated in accordance with ASC Topic 718, using the Black Scholes option pricing model. Assumptions used in the calculation of this amount are included in Part II, Item 8, “Financial Statements and Supplementary Data", Note 12, “Stock-based Compensation” in the notes to the consolidated financial statements included in this Annual Report.
(2)Represents the percentage decrease in the market price of our common stock between (x) May 11, 2026 (the trading day ending on May 11, 2026, which was the day we filed a Quarterly Report on Form 10-Q for the quarter ended March 31, 2026) and (y) May 12, 2026 (the trading day immediately following May 11, 2026).

Clawback Policy

We maintain a recoupment policy applicable to our NEOs (the “Clawback Policy”) consistent with applicable law and Nasdaq Rules. The Clawback Policy provides for the prompt recovery or clawback of certain excess incentive-based compensation received during an applicable three-year recovery period by current or former executive officers in the event we are required to prepare an accounting restatement due to the material noncompliance with any financial reporting requirement under the securities laws. Amounts received prior to the adoption of the Clawback Policy continue to be governed by the Company’s prior recoupment policy in effect prior to October 2023.

Other Benefits

Health and Welfare Benefits. Our NEOs receive the same health and welfare benefits as we offer to our other employees, including medical, dental, vision, life, accidental death and dismemberment and disability insurance coverage,
SMCI | 2026 Form 10-K | 153

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

Employment Arrangements, Severance and Change of Control Benefits. We have not entered into employment agreements with any of our NEOs. We do not have any arrangements with any of our NEOs that provide for any severance or other benefits in the event of termination or change of control of our Company. See also “Fiscal Year 2026 Potential Payments Upon Termination or Change of Control.” The 2023 CEO Performance Award contains certain provisions related to the treatment of such award in the event of a change of control of our Company.

In connection with Mr. Clegg’s retirement from his position as Senior Vice President of Worldwide Sales, effective May 15, 2026, the Company entered into the Clegg Consulting Agreement. Pursuant to the Clegg Consulting Agreement, Mr. Clegg will provide consulting services to the Company for a six-month term ending November 15, 2026, unless otherwise renewed by the Company, for a monthly consulting fee of $19,450 for up to 40 hours of services per month. The scope of Mr. Clegg’s consulting services includes working with the CEO and Company management to facilitate a smooth transition in the areas of sales, advising executives and senior management on historical matters relevant to the development of Company plans and providing internal consultation on corporate sales-related projects. The Clegg Consulting Agreement may be terminated by either party upon 30 days’ advance written notice and includes customary confidentiality, non-competition and insider trading obligations.

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

Susan Mogensen (Susie Giordano), Chair
Sherman Tuan
Tally Liu
SMCI | 2026 Form 10-K | 154

Summary Compensation Table

The following table sets forth information concerning the reportable compensation for our NEOs for the fiscal years ended June 30, 2026, 2025, and 2024, as applicable.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)	Total ($)
Charles Liang	2026	1	—	—	—	—	1
President, Chief Executive Officer and Chairman of the Board	2025	1	—	—	—	—	1
	2024	1	—	—	28,094,976	—	28,094,977
David Weigand	2026	580,976	126,853	1,418,679	763,602	294,695	3,184,805
Senior Vice President, Chief Financial Officer	2025	557,958	180,979	1,166,317	—	55,637	1,960,891
	2024	540,505	191,245	3,456,617	5,254,101	110,060	9,552,528
Jin Xiao (Tom Xiao)	2026	481,631	19,747	275,040	—	109,452	885,870
Senior Corporate Vice President of Engineering	2025	438,115	45,447	969,057	1,136,098	—	2,588,717
	2024	424,287	57,374	405,072	—	—	886,733
Vikranth Malyala	2026	531,571	89,355	881,195	—	391,240	1,893,361
Senior Vice President, Chief Business Officer	2025	471,090	339,475	1,465,009	3,513,334	131,297	5,920,205
	2024	480,344	346,851	455,692	1,159,911	—	2,442,798
Don Clegg(6)	2026	475,336	—	447,818	310,209	139,534	1,372,897
Former Senior Vice President, Worldwide Sales	2025	426,474	109,384	661,883	—	139,534	1,337,275
	2024	448,722	112,817	2,295,602	2,624,889	277,510	5,759,540

(1)Amounts disclosed under “Salary” for fiscal year 2026 include leave pay earned by the named executive officers. For Mr. Clegg, the amount disclosed under “Salary” for fiscal year 2026 reflects his base salary prorated for his period of service as an employee through his retirement on May 15, 2026, and also includes a consulting fee of $29,175 pursuant to the Independent Contractor Agreement, effective as of May 16, 2026, between the Company and Mr. Clegg.
(2)Amounts disclosed under “Bonus” for fiscal year 2026 reflect fixed amount bonuses as further described above in the CD&A.
(3)Amounts disclosed for fiscal year 2026 represent the grant date fair values of RSU awards granted during fiscal year 2026 calculated in accordance with ASC Topic 718. The fair values of the RSU portion of Messrs. Weigand, Xiao, and Malyala’s Performance Incentive Awards for fiscal year 2026 is calculated using the 60 trading day average closing price of our common stock on the date of grant. The fair value of all other RSUs is based on the closing price of our common stock on the date of grant.
(4)Amounts disclosed for fiscal year 2026 represent the grant date fair values of stock option awards granted during fiscal year 2026 calculated in accordance with ASC Topic 718, using the Black Scholes option pricing model. Assumptions used in the calculation of this amount are included in Part II, Item 8, “Financial Statements and Supplementary Data", Note 12, “Stock-based Compensation” in the notes to the consolidated financial statements included in this Annual Report on Form 10-K.
(5)Amounts disclosed for fiscal year 2026 represent payouts of the cash portion of Messrs. Weigand, Xiao, and Malyala’s Performance Incentive Awards for fiscal 2026, as further described above in CD&A.
(6)Mr. Clegg retired from his position as Senior Vice President, Worldwide Sales effective May 15, 2026 and is currently providing services to the Company as a consultant. Accordingly, the amounts reported for Mr. Clegg for fiscal year 2026 reflect his compensation for service as an employee through May 15, 2026 and as a consultant for the remainder of the fiscal year.
SMCI | 2026 Form 10-K | 155

Fiscal Year 2026 Grants of Plan-Based Awards

The following table provides information concerning all plan-based awards granted during fiscal year 2026 to each of our NEOs, which grants were made under the 2020 Plan.

FISCAL YEAR 2026 GRANTS OF PLAN-BASED AWARDS TABLE

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)				Estimated Possible Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(2)
Name	Grant Date	Threshold ($)	Target ($)		Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
David Weigand	8/27/2026	83,747	143,362	(1)	268,804	10,387	17,781	33,340	—	—	—	—
	6/17/2026	—	—		—	—	—	—	10,000	—	—	277,800
	5/8/2026	—	—		—	—	—	—	—	30,622	35.37	763,602
	5/8/2026	—	—		—	—	—	—	13,780	—	—	487,399
	2/7/2026	—	—		—	—	—	—	13,000	—	—	446,940
	8/26/2025	—	—		—	—	—	—	4,656	—	—	206,540
Jin Xiao (Tom Xiao)	8/27/2026	49,368	88,862	(1)	133,294	1,531	2,755	4,133	—	—	—	—
	2/7/2026	—	—		—	—	—	—	8,000	—	—	275,040
Vikranth Malyala	8/27/2026	75,018	273,623	(1)	615,651	2,326	8,484	19,090	—	—	—	—
	6/17/2026	—	—		—	—	—	—	15,000	—	—	416,700
	1/27/2026	—	—		—	—	—	—	12,000	—	—	374,400
	8/26/2025	—	—		—	—	—	—	2,031	—	—	90,095
Don Clegg	5/8/2026	—	—		—	—	—	—	—	12,440	35.37	310,209
	5/8/2026	—	—		—	—	—	—	5,598	—	—	198,001
	2/7/2026	—	—		—	—	—	—	3,500	—	—	120,330
	8/26/2025	—	—		—	—	—	—	2,919	—	—	129,487

(1)The amounts in this column represent the cash portion of the Performance Incentive Award that was eligible to be earned for fiscal year 2026. As further described in CD&A, each of Messrs. Weigand, Xiao, Malyala and Clegg was eligible to earn a Performance Incentive Award for fiscal year 2026 payable for Mr. Weigand 20% in cash and 80% in RSUs, and payable for Mr. Xiao, Malyala and Clegg 50% in cash and 50% in RSUs, which vest over four years from July 1, 2026. Mr. Clegg’s award was prorated based on his period of service as an employee through his retirement on May 15, 2026. Under the terms of the Performance Incentive Award, there is no threshold or maximum cash amount to be earned. See “—Compensation Discussion and Analysis—FY2026 Performance Program for Other NEOs— Performance Incentive Award” for additional information regarding the Performance Incentive Award.
(2)Amounts disclosed in this column represent the fair value of the RSU and stock option awards as of the date of grant or award opportunity computed in accordance with ASC Topic 718, excluding the effect of estimated forfeitures. See footnotes (2) and (3) to the Summary Compensation Table for more information.

Grants made in fiscal year 2026 are described more fully in the “Compensation Discussion and Analysis” section of this Annual Report.

Outstanding Equity Awards at 2026 Fiscal Year-End

The following table provides information concerning the outstanding equity-based awards as of June 30, 2026, held by our NEOs.

SMCI | 2026 Form 10-K | 156

OUTSTANDING EQUITY AWARDS AT 2026 FISCAL YEAR-END TABLE

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Charles Liang	1,300,000	—		—		2.70	8/2/2027	—		—	—	—
	10,000,000	—		—		4.50	3/2/2031	—		—	—	—
	4,000,000	—		1,000,000	(3)	45.00	11/14/2033	—		—	—	—
David Weigand	10,000	—		—		3.03	8/4/2030	—		—	—	—
	25,000	—		—		5.30	5/5/2032	—		—	—	—
	59,380	—		—		5.30	5/5/2032	—		—	—	—
	131,250	—		—		25.44	8/11/2033	—		—	—	—
	31,270	31,280	(4)	—		78.27	5/3/2034	—		—	—	—
	—	30,622	(5)	—		35.37	5/8/2036	—		—	—	—
	—	—		—		—		9,380	(6)	275,115	—	—
	—	—		—		—		10,220	(7)	299,753	—	—
	—	—		—		—		2,160	(7)	63,353	—	—
	—	—		—		—		11,890	(8)	348,734	—	—
	—	—		—		—		8,973	(9)	263,178	—	—
	—	—		—		—		4,656	(10)	136,560	—	—
	—	—		—		—		6,500	(11)	190,645	—	—
	—	—		—		—		13,780	(12)	404,167	—	—
	—	—		—		—		5,000	(13)	146,650	—	—
Jin Xiao (Tom Xiao)	73,500	—		—		3.85	4/27/2031	—		—	—	—
	58,200	—		—		2.24	4/30/2029	—		—	—	—
	52,500	17,500	(14)	—		9.33	4/25/2033	—		—	—	—
	9,107	27,321	(16)	—		45.32	6/20/2035	—		—	—	—
	—	—		—		—	—	7,880	(17)	231,120	—	—
	—	—		—		—	—	12,294	(18)	360,583	—	—
	—	—		—		—	—	4,000	(11)	117,320	—	—
Vikranth Malyala	83,900	—		—		3.85	4/27/2031	—		—	—	—
	100,000	—		—		3.95	1/25/2032	—		—	—	—
	12,650	—		—		2.70	8/2/2027	—		—	—	—
	58,200	—		—		2.24	4/30/2029	—		—	—	—
	56,250	18,750	(14)	—		9.33	4/25/2033	—		—	—	—
	55,000	—		—		33.76	8/1/2033	—		—	—	—
	75,000	45,000	(15)	—		27.80	1/29/2035	—		—	—	—
	10,118	30,357	(16)	—		45.32	6/20/2035	—		—	—	—
	—	—		—		—	—	4,600	(6)	134,918	—	—
	—	—		—		—	—	8,450	(17)	247,839	—	—
	—	—		—		—	—	2,440	(7)	71,565	—	—
SMCI | 2026 Form 10-K | 157

	—	—		—	—	—	4,239	(9)	124,330	—	—
	—	—		—	—	—	13,661	(18)	400,677	—	—
	—	—		—	—	—	2,031	(10)	59,569	—	—
	—	—		—	—	—	6,000	(11)	175,980	—	—
	—	—		—	—	—	7,500	(13)	219,975	—	—
Don Clegg(19)	15,000	—		—	3.03	8/4/2030	—		—	—	—
	36,300	—		—	5.30	5/5/2032	—		—	—	—
	27,100	27,110	(4)	—	78.27	5/3/2034	—		—	—	—
	—	12,440	(5)	—	35.37	5/8/2036	—		—	—	—
	—	—		—	—	—	7,960	(6)	233,467	—	—
	—	—		—	—	—	1,600	(7)	46,928	—	—
	—	—		—	—	—	1,320	(7)	38,716	—	—
	—	—		—	—	—	10,300	(8)	302,099	—	—
	—	—		—	—	—	5,657	(9)	165,920	—	—
	—	—		—	—	—	2,919	(10)	85,614	—	—
	—	—		—	—	—	1,750	(11)	51,328	—	—
	—	—		—	—	—	5,598	(12)	164,189	—	—

SMCI | 2026 Form 10-K | 158

(1)Represents fully vested stock options that remain outstanding and unexercised of June 30, 2026.
(2)Represents the closing stock price per share of our common stock as of June 30, 2026 ($29.33) multiplied by the number of shares underlying RSUs that had not vested as of June 30, 2026.
(3)These stock options represent performance-based options granted under the 2023 CEO Performance Award, which will vest and become exercisable depending upon the degree of satisfaction of both the New Stock Price Goals and New Revenue Goals discussed above in CD&A. The New Stock Price Goals must be achieved on or prior to March 31, 2029 and the New Revenue Goals must be achieved on or prior to December 31, 2028. The options may vest in tranches of 1,000,000 shares each only when the following corresponding New Stock Price Goals, which are based on the sixty-trading-day-average of the closing stock price per share of our common stock and New Revenue Goals, which are based on the amount of revenue over four-consecutive-fiscal-quarters are achieved: (i) $45.00 stock price and $13.0 billion in revenue; (ii) $60.00 stock price and $15.0 billion in revenue; (iii) $75.00 stock price and $17.0 billion in revenue; (iv) $90.00 stock price and $19.0 billion in revenue; and (v) $110.00 stock price and $21.0 billion in revenue. On February 27, 2025, the Compensation Committee certified the achievement of the first tranche (1,000,000 shares). On April 22, 2025, the Compensation Committee certified the achievement of the second, third and fourth tranches (3,000,000 shares in the aggregate). On August 26, 2025, achievement of the $21.0 billion revenue goal for the fifth tranche was certified, but the $110.00 stock price goal had not been achieved as of June 30, 2026.
(4)These incentive and nonqualified stock options vest at the rate of 25% on May 3, 2025 and 1/16th per quarter thereafter, subject to continued service, such that the granted options will be fully vested on May 3, 2028.
(5)These incentive and nonqualified stock options vest at the rate of 25% on May 8, 2027 and 1/16th per quarter thereafter, subject to continued service, such that the granted options will be fully vested on May 8, 2030.
(6)The RSUs vest in four equal annual increments on July 1 of each year, beginning on July 1, 2023, subject to continued service, such that the RSUs became fully vested on July 1, 2026.
(7)The RSUs vest in four equal annual increments on July 1 of each year, beginning on July 1, 2024, subject to continued service, such that the RSUs will be fully vested on July 1, 2027.
(8)The RSUs vest at the rate of 25% on May 10, 2025 and 1/16th per quarter thereafter, subject to continued service, such that the RSUs will be fully vested on May 10, 2028.
(9)The RSUs vest in four equal annual increments on July 1 of each year, beginning on July 1, 2025, subject to continued service, such that the RSUs will be fully vested on July 1, 2028.
(10)The RSUs represent the portion of fiscal year 2025 Performance Incentive Award granted in the form of RSUs and vest in four equal annual increments on July 1 of each year, beginning on July 1, 2026, subject to continued service, such that the RSUs will be fully vested on July 1, 2029.
(11)The RSUs vest at the rate of 50% on February 17, 2026 and 50% of the remaining shares fully vest on August 17, 2026, subject to continued service.
(12)The RSUs vest at the rate of 25% on May 10, 2027 and 1/16th per quarter thereafter, subject to continued service, such that the RSUs will be fully vested on May 10, 2030.
(13)The RSUs vest at the rate of 50% on June 17, 2026 and 50% of the remaining shares fully vest on December 17, 2026, subject to continued service.
(14)These incentive and nonqualified stock options vest at the rate of 25% on April 25, 2024 and 1/16th per quarter thereafter, subject to continued service, such that the granted options will be fully vested on April 25, 2027.
(15)These incentive and nonqualified stock options vest at the rate of 12.5% on April 29, 2025 and 12.5% per quarter thereafter, subject to continued service, such that the granted options will be fully vested on January 29, 2027.
(16)These incentive and nonqualified stock options vest at the rate of 25% on April 29, 2026 and 1/16th per quarter thereafter, subject to continued service, such that the granted options will be fully vested on April 29, 2029.
(17)The RSUs vest at the rate of 25% on May 10, 2024 and 1/16th per quarter thereafter, subject to continued service, such that the RSUs will be fully vested on May 10, 2027.
(18)The RSUs vest at the rate of 25% on May 10, 2026 and 1/16th per quarter thereafter, subject to continued service, such that the RSUs will be fully vested on May 10, 2029.
(19)Mr. Clegg retired from his position as the Company’s Senior Vice President of Worldwide Sales effective May 15, 2026 and will provide services to the Company as a consultant until November 15, 2026, unless otherwise renewed by the Company. Under the terms of Mr. Clegg’s outstanding award agreements, his transition from employee to consultant constitutes continued service to the Company and his outstanding equity awards will continue to vest in accordance with their original vesting schedules during the consulting period.

Fiscal Year 2026 Option Exercises and Stock Vested

The following table sets forth the dollar amounts realized by each of our NEOs pursuant to the exercise or vesting of equity-based awards during fiscal year 2026.

FISCAL YEAR 2026 OPTION EXERCISES AND STOCK VESTED TABLE

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Charles Liang	—	—	—	—
David Weigand	50,000	1,870,580	59,711	2,504,471
Jin Xiao (Tom Xiao)	9,000	280,824	19,398	720,294
Vikranth Malyala	—	—	39,735	1,483,218
Don Clegg	—	—	28,285	1,242,624

(1)The value disclosed in this column is based on the difference between the price of our common stock at the time of exercise and the exercise price.
(2)The values disclosed in this column are based on the closing price of our common stock on the date of vesting, multiplied by the number of shares vested.

SMCI | 2026 Form 10-K | 159

Fiscal Year 2026 Potential Payments Upon Termination or Change of Control

Other than as set forth below or described elsewhere in this Item 11, “Executive Compensation,” we do not currently, and did not during fiscal year 2026 have, any arrangements with any of our NEOs that provide for any additional or enhanced severance or other compensation or benefits in the event of termination or change of control of our Company.

The 2020 Plan does not provide for automatic acceleration of vesting upon a termination of service or upon a change in control. Awards granted under the 2020 Plan, in the discretion of the Compensation Committee, may provide for continued or accelerated vesting in the event of the participant’s retirement, disability or termination of service or in the event of a change in control.

Other than with respect to each of the 2021 CEO Performance Award and 2023 CEO Performance Award, our stock option agreements generally provide vested options that may be exercised for three months after termination of service, one year after termination of service for disability, and one year after death. Each of the 2021 CEO Performance Award and 2023 CEO Performance Award has certain provisions related to the treatment of such award in the event of a change of control of our Company. The 2021 CEO Performance Award became fully vested prior to the beginning of fiscal year 2025, and accordingly, the change of control provisions of such award are no longer applicable.

With respect to the 2023 CEO Performance Award, as of June 30, 2026, the first four tranches representing options for 4,000,000 shares were vested. The change of control provisions of the 2023 CEO Performance Award apply only to the remaining unvested fifth tranche of 1,000,000 shares, for which the $21.0 billion revenue goal has been certified but the $110.00 stock price goal had not been achieved as of June 30, 2026. Under the terms of the 2023 CEO Performance Award, in the event of a change of control, the revenue milestones are disregarded and only the stock price milestones are required to be met for vesting, with the stock price measured based on the greater of the most recent closing price immediately prior to the effective time of such change of control or the per share price received by stockholders in the transaction; any tranche that does not vest as a result of the change of control is automatically forfeited at the effective time of such change of control. Based on the exercise price of $45.00 and closing price of our common stock of $29.33 on June 30, 2026, the vested options for 4,000,000 shares had no intrinsic value as of June 30, 2026. See “—Compensation Discussion and Analysis—Discussion and Analysis of 2023 CEO Performance Award” above for additional information regarding the terms of the 2023 CEO Performance Award.

Our RSU agreements generally do not provide for any acceleration of vesting upon a termination of service or upon a change in control. Upon termination of a grantee’s service for any reason, with or without cause, any RSUs that have not vested as of the date of such termination are automatically forfeited. In the event of a change in control, the extent outstanding RSUs are neither assumed or continued by the acquiror nor settled as of the time of the change in control, such RSUs terminate and cease to be outstanding effective as of the consummation of the change in control.

In connection with Mr. Clegg’s retirement from his position as Senior Vice President of Worldwide Sales effective May 15, 2026, the Company entered into the Clegg Consulting Agreement, pursuant to which Mr. Clegg provides consulting services to the Company through November 15, 2026, unless otherwise renewed. Under the terms of award agreements governing Mr. Clegg’s outstanding RSUs and stock options, “Service” is defined as service to the Company or its subsidiary, whether as an employee, a director or a consultant or similar individual who provides services equivalent to those typically performed by an employee (provided that such person satisfies the Form S-8 definition of “employee”), and a change in the capacity in which a grantee renders Service does not constitute a termination of Service, provided that there is no interruption or termination of such Service. Accordingly, the Company has determined that Mr. Clegg’s transition from employee to consultant under the Clegg Consulting Agreement constitutes continued Service to the Company, and Mr. Clegg’s outstanding equity awards, including his unvested RSUs and stock options, will continue to vest in accordance with their original vesting schedules during the consulting period.

Fiscal Year 2026 CEO Pay Ratio

For purpose of this fiscal year 2026, pay ratio disclosure, the annual total compensation of Mr. Liang, our Chief Executive Officer (“2026 CEO Compensation”), was $19,255, and the median of the annual total compensation of all of our employees and those of our consolidated subsidiaries other than Mr. Liang (“2026 Median Annual Compensation”) was $162,929, resulting in a pay ratio of approximately 0.12 to 1. Mr. Liang’s total compensation for purposes of this disclosure differs from the total annual compensation reflected in the Summary Compensation Table because we included the value of our contribution to certain non-discriminatory group health and welfare benefits, which are not required to be disclosed in the Summary Compensation Table, but which we include here to give a more complete picture of our median employee’s total rewards compensation.
SMCI | 2026 Form 10-K | 160

In fiscal year 2026, we do not believe there were significant changes in our employee population or employee compensation arrangements that would significantly impact our pay ratio disclosure. Therefore, as allowed by the applicable SEC rules, we used our fiscal year 2024 median employee for purposes of the pay ratio disclosure noted above.

To calculate the pay ratio, we then determined the annual total compensation for fiscal year 2026 for both the median employee and Mr. Liang using the same methodology used to determine our NEOs’ annual total compensation as set forth in the Summary Compensation Table, except that we also included the value of our contribution to certain non-discriminatory group health and welfare benefits as described above.

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

DIRECTOR COMPENSATION

2026 Director Compensation

Under our director compensation policy, we reimburse non-employee directors for reasonable expenses in connection with attendance at Board and committee meetings. Each of Charles Liang and Sara Liu, as employees who also serve as directors, do not receive any additional compensation from us specifically for their service as directors. Yih-Shyan (Wally) Liaw, who served as an employee director during fiscal year 2026, also did not receive any additional compensation for his service as a director. Mr. Liaw resigned from the Board effective March 20, 2026.

Pursuant to the Board’s director compensation policy, non-employee directors receive an annual retainer of $60,000 for their service during the fiscal year. In addition, the chairperson of the Audit Committee receives an additional annual retainer of $30,000, the chairperson of the Compensation Committee receives an additional annual retainer of $20,000, and the chairperson of the Nominating and Corporate Governance Committee receives an additional annual retainer of $15,000. Each non-chairperson member of the Audit Committee receives an additional annual retainer of $15,000, each non-chairperson member of the Compensation Committee receives an additional annual retainer of $10,000 and each non-chairperson member of the Nominating and Corporate Governance Committee receives an additional annual retainer of $7,500. All of the foregoing retainers are payable quarterly in cash. In addition, for fiscal year 2026, non-employee directors were entitled to a fee of $2,000 per meeting for each meeting attended in excess of the regular meetings of the Board, up to 10 additional meetings beyond such regular meetings (the “Excess Meeting Fee”), subject to proper notice, the presence of a quorum, and the meeting being recorded (“Excess Meetings”). For purposes of calculating Excess Meeting Fee payouts, non-employee directors receive credit for only one Excess Meeting per day. Excess Meeting Fees earned during a fiscal year are typically paid in the following fiscal year.

In addition, non-employee directors receive an annual equity grant with a value equal to $255,000 (the “Award Value”), with the number of equity awards granted based on the sixty-trading day average stock price immediately prior to the date of grant (the “Grant Date Stock Price”). Annual equity grants for a fiscal year of service are typically made following the Company’s announcement of fourth quarter financial results for such financial year. Prior to the grant date of such award, non-employee directors may elect during an open trading window period (the “Election”) to receive such equity awards in the form of RSUs (the “RSU Election Percentage”) or stock options (the “Option Election Percentage”). Directors may choose to receive the Award Value as 100% RSUs, 50% RSUs and 50% options, or 100% options.

In the event of an RSU election, the number of RSUs to be granted is determined by multiplying the Award Value by the RSU Election Percentage and dividing by the Grant Date Stock Price (rounded down), and such RSUs vest on the last day of the fiscal year for which service was provided.

SMCI | 2026 Form 10-K | 161

In the event of an option election, the number of stock options to be granted is determined by multiplying the Award Value by the Option Election Percentage and dividing by the Black-Scholes value of the award calculated based on the closing stock price on the day of grant (rounded down). The exercise price of such stock options is the closing stock price on the day of grant, the stock options vest on the last day of the fiscal year for which service was provided, and the term of the stock options is five years from the date of grant. In either case, if a director’s service ends prior to the applicable vesting date, a pro rata number of such RSUs or stock options, as applicable, vest based upon the length of service from the first day on which service commenced in such fiscal year until the last day of service by such director in such fiscal year. In addition, in the event of early termination of service, vested stock options remain exercisable at any time prior to the expiration of one year after the date of termination of service (but in no event later than the expiration date of such stock options).

Non-employee directors who have not made any Election are deemed to have elected an RSU Election Percentage of 100%. Newly appointed non-employee directors receive their initial equity award in the form of RSUs based upon an RSU Election Percentage of 100%. Once a non-employee director has made an Election, such Election applies to all future equity grants unless such director notifies the Company during an open trading window period of a different Election.

In addition, following the appointment of a lead independent director in December 2023, the Board also adopted a compensation policy for lead independent director service. Under such policy, for their service as lead independent director, such director receives an annual retainer of $55,000 (the “Annual Retainer”) for their one-year term of office. Such director may elect to receive such amount (i) in the form of cash, payable in quarterly installments and prorated for any partial period, (ii) 100% RSUs, (iii) 50% RSUs and 50% options, or (iv) 100% options (each of (ii), (iii) and (iv), an “Equity Election”).

In the event the lead independent director makes an Equity Election, the equity award mechanics described above for non-employee director equity grants apply, except that (a) the Annual Retainer is used in lieu of the Award Value, (b) the grant date (the “LID Grant Date”) is the first date on which the Company’s trading window is open following the lead independent director’s notification of his or her desire to make an Equity Election, or as soon as reasonably practicable thereafter during an open trading window, (c) the sixty-trading day average stock price immediately prior to the LID Grant Date (the “LID Grant Date Stock Price”) is used in lieu of the Grant Date Stock Price for purposes of determining the number of RSUs, and (d) the vesting date and pro rata vesting provisions are based on the last day of the one-year term of such lead independent director and the length of service as lead independent director, respectively, rather than the last day of the fiscal year. In January 2026, Mr. Scott Angel was appointed as lead independent director for a one-year term, which will expire in January 2027.

The following table shows for fiscal year 2026 certain information with respect to the compensation of all our non-employee directors who served in such capacities during fiscal year 2026:

FISCAL YEAR 2026 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	All Other Compensation ($)	Total ($)
Judy Lin	91,000	240,082	—	—	331,082
Robert Blair	118,500	240,082	—	—	358,582
Sherman Tuan	109,500	—	254,923	—	364,423
Tally Liu	304,000	120,019	127,461	—	551,480
Susan Mogensen (Susie Giordano)	100,000	240,082	—	—	340,082
Scott Angel	277,000	298,906	—		575,906

(1)This column consists of the cash portions of annual director fees, lead independent director fees, non-employee committee chairman fees, other committee member fees and excess meeting fees, in each case earned for fiscal year 2026.
(2)The dollar amounts in this column represent the aggregate grant date fair values of the RSU awards granted during fiscal year 2026 calculated in accordance with ASC Topic 718. Assumptions used in the calculation of the grant date fair value amounts are included in Part II, Item 8, Note 12, “Stock-based Compensation” to our consolidated financial statements included in the Annual Report. The annual equity grant of RSUs made in connection with director service to each of Ms. Lin, Mr. Blair, Ms. Mogensen, Mr. Angel, and Mr. Liu (excluding Mr. Angel’s grant in connection with his lead independent director service) had a grant date fair value of $44.60 per share and an aggregate grant date fair value equal to the amount reflected in the column except in the case of Mr. Angel, who received an additional award in connection with his lead independent director service. The grant of RSUs to Mr. Angel made in connection with his lead independent director service had a grant date fair value of $34.38 per share and an aggregate grant date fair value of $58,824. Mr. Liu elected to receive 50% of his Award Value in RSUs and 50% in stock options.
SMCI | 2026 Form 10-K | 162

(3)The dollar amounts in this column represent the aggregate grant date fair values of the option awards granted during fiscal year 2026 in respect of non-employee director service during fiscal year 2025, calculated in accordance with ASC Topic 718. Assumptions used in the calculation of the grant date fair value amounts are included in Part II, Item 8, Note 12, “Stock-based Compensation” to our consolidated financial statements included in the Annual Report. The grant of options made in connection with director service to each of Mr. Tuan and Mr. Liu had a grant date fair value of $28.17 per share and an aggregate grant date fair value equal to the amount reflected in the column. Mr. Tuan elected to receive 100% of his Award Value in stock options.

The table below sets forth the aggregate number of shares underlying stock and option awards held by our non-employee directors as of June 30, 2026.

Name	Stock Awards(1)	Option Awards
Judy Lin	—	16,550
Robert Blair	—	14,360
Sherman Tuan	—	9,048
Tally Liu	—	23,134
Susan Mogensen (Susie Giordano)	—	—
Scott Angel	1,711	—

(1)On August 8, 2025, we granted RSU awards under the 2020 Plan to Ms. Lin, Mr. Blair, Mr. Liu, Ms. Mogensen and Mr. Angel in respect of their non-employee director service during fiscal year 2025. These RSUs had a vesting commencement date of June 30, 2025 and vested in full on June 30, 2026, and accordingly no shares underlying such awards remained outstanding as of June 30, 2026. The amount in this column for Mr. Angel represents RSUs granted on February 6, 2026 in connection with his service as lead independent director, which RSUs vest on January 30, 2027.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee as of the date of this Annual Report is a current or former officer or employee of our Company or has had any relationship with our Company requiring disclosure under Item 404 of Regulation S-K.

In addition, during fiscal year 2026, none of our executive officers served as a member of the Board, or as a member of the compensation or similar committee, of any other entity that has one or more executive officers who served on our Board or Compensation Committee. Mr. Sherman Tuan, Mr. Tally Liu, and Ms. Susan Mogensen (Susie Giordano) served on the Compensation Committee during all of fiscal year 2026.

SMCI | 2026 Form 10-K | 163

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to us regarding beneficial ownership of our common stock as of July 31, 2026, by:

•Each of the NEOs during fiscal year 2026;
•Each of our directors and nominees;
•All directors and executive officers as a group; and
•All persons known to us who beneficially own 5% or more of our outstanding common stock.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Common Stock Outstanding(3)
NEOs and Directors:
Charles Liang & Sara Liu(4)	81,772,121	12.2%
David Weigand(5)	399,602	*
Don Clegg(6)	135,360	*
Vikranth Malyala(7)	525,911	*
Jin (Tom) Xiao(8)	397,103	*
Sherman Tuan(9)	216,204	*
Tally Liu(10)	311,872	*
Scott Angel	7,055	*
Judy Lin(11)	76,873	*
Robert Blair(12)	21,323	*
Susan Mogensen (Susie Giordano)	8,663	*
All directors and executive officers as a group(13)	83,890,965	12.5%
5% Holders Not Listed Above:
Jane Street Group(14)	56,635,790	8.6%
BlackRock, Inc. (15)	41,338,350	6.3%
Capital Ventures International(16)	40,330,986	6.1%
Vanguard Capital Management(17)	37,930,655	5.8%
Vanguard Portfolio Management(18)	32,934,329	5.0%
Total executive officers, directors & 5% or more stockholders		44.3%

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
(2)Under the SEC rules, a person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days upon the exercise of options or vesting of RSUs.
(3)Calculated on the basis of 656,965,384 shares of common stock outstanding as of July 31, 2026, provided that any additional shares of common stock that a stockholder has the right to acquire within 60 days after July 31, 2026 are deemed to be outstanding for the purposes of calculating that stockholder’s percentage of beneficial ownership.
(4)Includes the aggregate number of shares held by both Charles Liang and Sara Liu, including 40,426,120 shares held by Charles, 634,384 shares held by Sara, and 25,332,520 shares held jointly. Charles' and Sara's shares include 15,300,000 and 72,313, respectively, options exercisable and Sara's 6,784 RSU shares issuable upon vesting within 60 days after July 31, 2026.
(5)Includes 260,810 options exercisable and 7,980 RSU shares issuable upon vesting within 60 days after July 31, 2026.
(6)Includes 81,790 options exercisable and 3,030 RSU share issuable upon vesting within 60 days after July 31, 2026.
(7)Includes 473,327 options exercisable and 9,248 RSU share issuable upon vesting within 60 days after July 31, 2026.
(8)Includes 199,953 options exercisable and 6,994 RSU shares issuable upon vesting within 60 days after July 31, 2026.
(9)Includes 9,048 options exercisable within 60 days after July 31, 2026.
(10)Includes 23,134 options exercisable within 60 days after July 31, 2026.
(11)Includes 16,550 options exercisable within 60 days after July 31, 2026.
(12)Includes 14,360 options exercisable within 60 days after July 31, 2026.
(13)Includes 16,499,391 shares issuable upon the exercise of options exercisable within 60 days after July 31, 2026.
SMCI | 2026 Form 10-K | 164

(14)The information is based solely on Amendment No. 1 to Schedule 13G filed on June 18, 2026 by Jane Street Group, LLC, Jane Street Capital, LLC, Jane Street Global Trading, LLC, and Jane Street Singapore Pte. Ltd. Jane Street Group, LLC may be deemed to be the beneficial owner of 56,635,790 shares of common stock, which includes 18,182,400 shares acquirable upon conversion of Depositary Shares, each representing a 1/20th interest in a share of our 7.00% Series A Mandatory Convertible Preferred Stock (the "Mandatory Convertible Preferred Stock"), held by Jane Street Global Trading, LLC. Jane Street Group, LLC has shared voting and dispositive power over the 56,635,790 shares. Jane Street Capital, LLC has sole voting and dispositive power over 15,728,196 shares. Jane Street Global Trading, LLC has shared voting and dispositive power over 40,895,776 shares. Jane Street Singapore Pte. Ltd. has shared voting and dispositive power over 11,818 shares. The address of Jane Street Group, LLC, Jane Street Capital, LLC, Jane Street Global Trading, LLC is 250 Vesey Street 3rd Floor, New York, NY 10281. The address of Jane Street Singapore Pte. Limited is 2 Central Boulevard, #43-01, IOI Central Boulevard Towers (West Tower), 018916, Singapore.
(15)The information is based solely on the Amendment No. 4 to Schedule 13G filed on October 25, 2024. BlackRock, Inc. has sole voting power over 38,386,020 shares of common stock and sole dispositive power over 41,338,350 shares of common stock. The address of the reporting person is 50 Hudson Yards, New York, New York 10001.
(16)The information is based solely on the Schedule 13G filed on June 18, 2026 by Capital Ventures International, Susquehanna Advisors Group, Inc., G1 Execution Services, LLC, SIG Brokerage, LP, Susquehanna Fundamental Investments, LLC, Susquehanna Investment Group, and Susquehanna Securities, LLC, which are affiliated entities. G1 Execution Services, LLC, SIG Brokerage, LP, Susquehanna Investment Group, and Susquehanna Securities, LLC are registered broker-dealers. Capital Ventures International may be deemed to be the beneficial owner of 40,330,986 shares of common stock issuable upon conversion of our Mandatory Convertible Preferred Stock represented by Depositary Shares, each representing a 1/20th interest in a share of Preferred Stock. Capital Ventures International has sole voting power over 8,502,090 shares, shared voting power over 40,330,986 shares, sole dispositive power over 8,502,090 shares, and shared dispositive power over 40,330,986 shares. Susquehanna Advisors Group, Inc. has shared voting power over 40,330,986 shares, and shared dispositive power over 40,330,986 shares. G1 Execution Services, LLC has sole voting power over 93,616 shares, shared voting power over 40,330,986 shares, sole dispositive power over 93,616 shares, and shared dispositive power over 40,330,986 shares. SIG Brokerage, LP has sole voting power over 47,195 shares, shared voting power over 40,330,986 shares, sole dispositive power over 47,195 shares, and shared dispositive power over 40,330,986 shares. Susquehanna Fundamental Investment, LLC has sole voting power over 364,780 shares, shared voting power over 40,330,986 shares, sole dispositive power over 364,780 shares and shared dispositive power over 40,330,986 shares. Susquehanna Investment Group has sole voting power over 2,480,500 shares, shared voting power over 40,330,986 shares, sole dispositive power over 2,480,500 shares and shared dispositive power over 40,330,986 shares. Susquehanna Securities, LLC has sole voting power over 28,842,805 shares, shared voting power over 40,330,986 shares, sole dispositive power over 28,842,805 shares, and shared dispositive power over 40,330,986 shares. The address of Capital Ventures International is P.O. Box 897, Windward 1, Regatta Office Park, West Bay Road, Grand Cayman, KY1-1103, Cayman Islands. The address of G1 Execution Services, LLC is 175 W. Jackson Blvd., Suite 1700, Chicago, IL 60604. The address of each of SIG Brokerage, LP, Susquehanna Advisors Group, Inc., Susquehanna Fundamental Investments, LLC, Susquehanna Investment Group and Susquehanna Securities, LLC is 401 E. City Avenue, Suite 220, Bala Cynwyd, PA 19004.
(17)The information is based solely on the Schedule 13G filed on April 30, 2026. Vanguard Capital Management has sole voting power over 5,035,660 shares of common stock and sole dispositive power over 37,930,655 shares of common stock. The address of the reporting person is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.
(18)The information is based solely on the Schedule 13G filed on July 31, 2026. Vanguard Portfolio Management has sole voting power over 69,684 shares of common stock and sole dispositive power over 32,934,329 shares of common stock. The address of the reporting person is 100 Vanguard Blvd., Malvern, Pennsylvania.

Equity Compensation Plan Information

We currently maintain two compensation plans that provide for the issuance of our common stock to officers and other employees, directors and consultants. These plans consist of the 2016 Equity Incentive Plan and the 2020 Plan. All of these plans have been approved by our stockholders. We no longer grant any equity-based awards under the 2016 Equity Incentive Plan. The following table sets forth information regarding outstanding options and RSUs and shares reserved and remaining available for future issuance under the foregoing plans as of June 30, 2026:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted average exercise price of outstanding options, warrants and rights (b)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(c)
Equity compensation plans approved by security holders	52,914,391	$25.67	20,308,409
Equity compensation plans not approved by security holders	—		—
Total	73,222,800		20,308,409

(1)This number includes 34,704,277 shares subject to outstanding options and 18,210,114 shares subject to outstanding RSU awards.
(2)The weighted average exercise price is calculated based solely on the exercise prices of the outstanding options and does not reflect the shares that will be issued upon the vesting of outstanding awards of RSUs which have no exercise price.

SMCI | 2026 Form 10-K | 165

Item 13.        Certain Relationships and Related Transactions and Director Independence

Procedures for Approval of Related Person Transactions

Pursuant to our Audit Committee charter, the Audit Committee has the responsibility for the review and approval of any related person transactions. However, if the matter or transaction involves employment or compensation terms for services to our company, including retention or payment provisions relating to expert services, then it is presented to the Compensation Committee. In approving or rejecting a proposed transaction, or a relationship that encompasses many similar transactions, our Audit Committee will consider the relevant facts and circumstances available and deemed relevant, including but not limited to the risks, costs and benefits to us, the terms of the transaction, the availability of other sources for comparable services or products, and, if applicable, the impact on a director’s independence. Our Audit Committee approves only those transactions that, in light of known circumstances are not inconsistent with our best interests, as the Audit Committee determines in the good faith exercise of its discretion. In addition, we annually require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions as such term is defined by SEC rules and regulations. These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

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

Equity-Based Awards

Please see the “Grants of Plan-Based Awards” table and the “Director Compensation” table above for information on stock option and restricted stock unit grants to our directors and named executive officers in fiscal year 2026.

Employment Relationships

As of June 30, 2026, Hung-Fan (Albert) Liu, who is a brother of Sara Liu, our Co-Founder and Senior Vice President and a director, is employed in our operations organization in San Jose, California. Mr. Liu received total compensation of $2,502,417 in fiscal year 2026. The total compensation includes equity gain of $2,113,440 (principally from the exercise of stock options and RSU release), in addition to salary and bonus.

As of June 30, 2026, Shao Fen (Carly) Kao, who is a sister-in-law of Sara Liu, our Co-Founder and Senior Vice President and a director, is employed in our information systems organization in San Jose, California. Ms. Kao received total compensation of $572,484 in fiscal year 2026. The total compensation includes equity gain of $330,796 (principally from the RSU release), in addition to salary and bonus.

As of June 30, 2026, Mien-Hsia (Michelle) Hung, who is a sister-in-law of Sara Liu, our Co-Founder and Senior Vice President and a director, is employed in our marketing organization in Taiwan. Ms. Hung received total compensation of $208,168 in fiscal year 2026. The total compensation includes equity gain of $101,476 (principally from RSU release), in addition to salary and bonus.

As of June 30, 2026, Sara Liu, who is Charles Liang’s spouse and is related to Mr. Liu, Ms. Kao and Ms. Hung as outlined above, is a Co-Founder, Senior Vice President, and director employed by us, and received total compensation of $1,365,768 in fiscal year 2026. The total compensation includes equity gain of $944,061 (principally from RSU release), in addition to salary and bonus.

As of June 30, 2026, Bill Liang, who is the son of Sara Liu and Charles Liang and nephew of Bill Liang, who serves as the Chief Executive Officer of Compuware, is employed in our systems engineering organization in San Jose, California. Mr. Liang received total compensation of $283,587 in fiscal year 2026. The total compensation includes equity gain of $153,432 (principally from the RSU release), in addition to salary and bonus.

SMCI | 2026 Form 10-K | 166

Transactions with Ablecom and Compuware

We have entered into a series of agreements with Ablecom, a Taiwan corporation, and one of its affiliates, Compuware. Ablecom’s ownership of Compuware is below 50% but Compuware remains a related party as Ablecom still has significant influence over the operations. Ablecom’s Chief Executive Officer, Steve Liang, is the brother of Charles Liang, our President, Chief Executive Officer and Chairman of the Board. Steve Liang and his family members owned approximately 35.5% of Ablecom’s stock. Charles Liang and his spouse, Sara Liu, an officer and director of our company, collectively owned approximately 10.5% of Ablecom’s capital stock as of June 30, 2026. Bill Liang, a brother of both Charles Liang and Steve Liang, is a member of the board of directors of Ablecom.

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

Ablecom’s sales to us comprise a majority of Ablecom’s net sales. For the fiscal years ended June 30, 2026, 2025, and 2024, we purchased products from Ablecom totaling $390.5 million, $321.9 million, and $269.3 million, respectively. Amounts owed to Ablecom by us as of June 30, 2026 and 2025 were $64.3 million and $55.5 million, respectively. For the fiscal years ended June 30, 2026, 2025, and 2024, we paid Ablecom $18.1 million, $23.7 million, and $16.5 million, respectively, for design services, tooling assets and miscellaneous costs.

SMCI | 2026 Form 10-K | 167

Compuware’s sales of our products to others comprise a majority of Compuware’s net sales. For the fiscal years ended June 30, 2026, 2025, and 2024, we sold products to Compuware totaling $20.0 million, $30.2 million, and $46.6 million, respectively. Amounts owed to us by Compuware as of June 30, 2026 and 2025 were $0.6 million and $13.0 million, respectively. The price at which Compuware purchases the products from us is at a discount from our standard price for purchasers who purchase specified volumes from us. In exchange for this discount, Compuware assumes the responsibility of installing our products at the site of the end customer and administers first-level customer support. For the fiscal years ended June 30, 2026, 2025, and 2024, we purchased products from Compuware totaling $335.2 million, $328.3 million, and $280.8 million, respectively. Amounts we owed to Compuware as of June 30, 2026 and 2025 were $52.7 million and $74.3 million, respectively. For the fiscal years ended June 30, 2026, 2025, and 2024, we paid Compuware $3.8 million, $3.9 million, and $1.5 million, respectively, for design services, tooling assets and miscellaneous costs.

Our exposure to financial loss as a result of our involvement with Ablecom is limited to potential losses on our purchase orders in the event of an unforeseen decline in the market price and/or demand for our products such that we incur a loss on the sale or cannot sell the products. Our outstanding non-cancelable purchase orders to Ablecom were $59.8 million and $30.6 million at June 30, 2026 and 2025, respectively, representing the maximum exposure to financial loss. We do not directly or indirectly guarantee any obligations of Ablecom, or any losses that the equity holders of Ablecom may suffer.

Our exposure to financial loss as a result of our involvement with Compuware is limited to potential losses on our purchase orders in the event of an unforeseen decline in the market price and/or demand for our products such that we incur a loss on the sale or cannot sell the products. Our outstanding non-cancelable purchase orders to Compuware were $182.2 million and $118.3 million at June 30, 2026 and 2025, respectively, representing the maximum exposure to financial loss. We do not directly or indirectly guarantee any obligations of Compuware, or any losses that the equity holders of Compuware may suffer.

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

Other transactions

For the fiscal year ended June 30, 2026, we had no sales to and immaterial purchases from Green Earth Liang’s Inc. (“Green Earth”), an entity affiliated with our Chief Executive Officer. For the fiscal year ended June 30, 2025, we had immaterial expense reimbursement from Green Earth. As of June 30, 2026 and 2025, there was no amount due to and from Green Earth. For the fiscal year ended June 30, 2024, we had immaterial sales to and purchases from Green Earth. As of June 30, 2024, the amounts due to and from Green Earth were immaterial.

In October 2023, Ablecom and Compuware acquired an approximately 30% interest in Leadtek, a Taiwan company specializing in providing professional graphics cards and workstation solutions. As of December 31, 2025, this interest came down to approximately 29%. Prior to the Leadtek Investment, none of our related parties had direct or indirect material interests in any transactions in which we were a participant with Leadtek. Commencing with the closing of the Leadtek Investment, Steve Liang, Chang-Jian-Tsun (wife of Steve Liang), and Bill Liang served as three of the seven members of the Leadtek board of directors. We engaged in transactions whereby we sold servers worth $1.2 million, $0.7 million, and $1.4 million to Leadtek during the fiscal years ended June 30, 2026, 2025 and 2024, respectively. We purchased graphics cards worth $0.0 million, $0.5 million, and $2.1 million from Leadtek during the fiscal years ended June 30, 2026, 2025 and 2024, respectively.

Jane Street Group, LLC (“Jane Street”) is a global quantitative trading and market-making firm. Based on a Schedule 13G filed in June 2026, Jane Street reported beneficial ownership of approximately 8.5% of our outstanding common stock. Jane Street is also a customer of the Company.

SMCI | 2026 Form 10-K | 168

Loans

In October 2018, our Chief Executive Officer, Charles Liang, personally borrowed approximately $12.9 million from Chien-Tsun Chang, the spouse of Steve Liang. The loan is unsecured, has no maturity date and bore interest at 0.8% per month for the first six months, increased to 0.85% per month through February 28, 2020, and reduced to 0.25% effective March 1, 2020. The loan was originally made at Mr. Liang’s request to provide funds to repay margin loans to two financial institutions, which loans had been secured by shares of our common stock that he held. The lenders called the loans in October 2018, following the suspension of our common stock from trading on Nasdaq in August 2018 and the decline in the market price of our common stock in October 2018. As of June 30, 2026, the amount due on the unsecured loan (including principal and accrued interest) was $0.0 million. On October 9, 2025, the outstanding loan principal and accrued interest through October 8, 2025, totaling $16.9 million, were repaid in full.

SMCI | 2026 Form 10-K | 169

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

Aggregate fees shown in the table below for fiscal 2026 and fiscal 2025, respectively, represent fees billed or expected to be billed by our independent registered accounting firm (in thousands):

	Years Ended
	June 30, 2026	June 30, 2025
Audit Fees*	$12,004	$8,263
Audit-Related Fees	—	—
Tax Fees**	463	—
All Other Fees	—	—
Total	$12,467	$8,263

*Audit fees consist of the aggregate fees for professional services rendered for the audit of our consolidated financial statements, review of interim condensed consolidated financial statements, statutory audits of some of the Company's subsidiaries. In addition, these fees include internal investigation matters and external legal fees in connection with one or more government investigations.

**Tax fees consist of fees related to tax compliance, tax advice and tax planning.

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

SMCI | 2026 Form 10-K | 170

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

3.2+	Amended and Restated Bylaws of Super Micro Computer, Inc.

3.3
Certificate of Designations, filed with the Secretary of State of the State of Delaware and effective June 15, 2026 (Incorporated by reference to Exhibit 3.1 from the Company’s Current Report on Form 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on June 15, 2026)

4.2+	Description of Securities

4.3
First Supplemental Indenture, as of February 20, 2025 between Super Micro Computer, Inc. and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 4.3 from the Company’s Current Report on Form 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on February 21, 2025)

4.4
Second Supplemental Indenture, as of February 20, 2025 between Super Micro Computer, Inc. and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 4.4 from the Company’s Current Report on Form 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on February 21, 2025)

4.5	Form of Amended and Restated Indenture, between Super Micro Computer, Inc. and U.S. Bank Trust Company, National Association, as trustee (included within Exhibit 4.4)

4.6	Form of Note, between Super Micro Computer, Inc. and U.S. Bank Trust Company, National Association, as trustee (included within Exhibit 4.4)

4.7
Indenture related to 2.25% Convertible Senior Notes due 2028, as of February 20, 2025 between Super Micro Computer, Inc. and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 4.1 from the Company’s Current Report on Form 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on February 21, 2025)

4.8	Form of Note, between Super Micro Computer, Inc. and U.S. Bank Trust Company, National Association, as trustee (included within Exhibit 4.7)

4.9
Indenture related to 0.00% Convertible Senior Notes due 2030, as of June 26, 2025 between Super Micro Computer, Inc. and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 4.1 from the Company’s Current Report on Form 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on June 27, 2025)

4.10	Form of Note, between Super Micro Computer, Inc. and U.S. Bank Trust Company, National Association, as trustee (included within Exhibit 4.9)

4.11	Form of Certificate for the 7.00% Series A Mandatory Convertible Preferred Stock (included as Exhibit A to Exhibit 3.3)

4.12
Deposit Agreement, dated as of June 15, 2026, by and among the Company, Computershare Trust Company, N.A. and Computershare Inc., acting jointly as depositary, and the holders from time to time of the depositary receipts described therein (Incorporated by reference to Exhibit 4.2 from the Company’s Current Report on Form 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on June 15, 2026)

SMCI | 2026 Form 10-K | 171

4.13	Form of Depositary Receipt for the Depositary Shares (included as Exhibit A to Exhibit 4.12)

10.1*
Form of Directors’ and Officers’ Indemnity Agreement (Incorporated by reference to Exhibit 10.9 from the Company’s Registration Statement on Form S-1 (Registration No. 333-138370), declared effective by the Securities and Exchange Commission on March 28, 2007)

10.2*
Product Manufacturing Agreement dated January 8, 2007, between Super Micro Computer, Inc. and Ablecom Technology Inc. (Incorporated by reference to Exhibit 10.24 from the Company’s Registration Statement on Form S-1 (Registration No. 333-138370), declared effective by the Securities and Exchange Commission on March 28, 2007)

10.3*
2016 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 from the Company's Current Report on Form 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on March 14, 2016)

10.4*
Form of Notice of Grant of Stock Option under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 99.9 from the Company's Registration Statement on Form S-8 (Commission File No. 333-210881) filed with the Securities and Exchange Commission on April 22, 2016)

10.5*
Form of Stock Option Agreement under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 99.10 from the Company's Registration Statement on Form S-8 (Commission File No. 333-210881) filed with the Securities and Exchange Commission on April 22, 2016)

10.6*
Form of Notice of Grant of Restricted Stock Units under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 99.11 from the Company's Registration Statement on Form S-8 (Commission File No. 333-210881) filed with the Securities and Exchange Commission on April 22, 2016)

10.7*
Form of Restricted Stock Units Agreement under 2016 Equity Incentive Plan (Incorporated by reference to Exhibit 99.12 from the Company's Registration Statement on Form S-8 (Commission File No. 333-210881) filed with the Securities and Exchange Commission on April 22, 2016)

10.8*
Form of Notice of Grant of Stock Option under 2020 Equity and Incentive Compensation Plan (Incorporated by reference to Exhibit 10.2 from the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-33383) filed with the Securities and Exchange Commission on May 5, 2023)

10.9*
Form of Incentive Stock Award Option Agreement under 2020 Equity and Incentive Compensation Plan (Incorporated by reference to Exhibit 10.32 from the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on August 31, 2020)

10.10*
Form of Nonqualified Stock Option Agreement under 2020 Equity and Incentive Compensation Plan (Incorporated by reference to Exhibit 10.33 from the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on August 31, 2020)

10.11*
Form of Notice of Grant of Restricted Stock Units under 2020 Equity and Incentive Compensation Plan (Incorporated by reference to Exhibit 10.34 from the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on August 31, 2020)

10.12*
Form of Restricted Stock Units Agreement under 2020 Equity and Incentive Compensation Plan (Incorporated by reference to Exhibit 10.35 from the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on August 31, 2020)

10.13*
Form of Notice of Grant of Performance Based Stock Option to Mr. Charles Liang dated March 2, 2021 (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on Form 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on March 4, 2021)

10.14*
Nonqualified Stock Option Award Agreement associated with the Notice of Grant of Performance Based Stock Option to Mr. Charles Liang dated March 2, 2021 (Incorporated by reference to Exhibit 10.2 from the Company’s Current Report on Form 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on March 4, 2021)

10.15*
Form of Notice of Grant of Restricted Stock Units (One-Year Vesting, Pro-Rata at Termination) under 2020 Equity and Incentive Compensation Plan (Incorporated by reference to Exhibit 10.11 from the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-33383) filed with the Securities and Exchange Commission on November 5, 2021)

10.16*
Form of Restricted Stock Units Agreement (One-Year Vesting, Pro-Rata at Termination) under 2020 Equity and Incentive Compensation Plan (Incorporated by reference to Exhibit 10.12 from the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-33383) filed with the Securities and Exchange Commission on November 5, 2021)

SMCI | 2026 Form 10-K | 172

10.17*
Super Micro Computer, Inc. 2020 Equity and Incentive Compensation Plan, as further amended and restated, effective April 15, 2026 (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on Form 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on April 20, 2026)

10.18*
Form of Restricted Stock Units Notice of Grant and Agreement (Associated with the Director Compensation Plan adopted in August 2023) (Incorporated by reference to Exhibit 10.57 from the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on August 28, 2023)

10.19*
Form of Notice of Grant of Stock Option and Nonqualified Stock Option Award Agreement (Associated with the Director Compensation Plan adopted in August 2023) (Incorporated by reference to Exhibit 10.58 from the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on August 28, 2023)

10.20*
Form of Notice of Grant of Performance Based Stock Option to Mr. Charles Liang (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on Form 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on November 20, 2023)

10.21*
Nonqualified Stock Option Award Agreement associated with the Grant Notice (Incorporated by reference to Exhibit 10.2 from the Company’s Current Report on Form 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on November 20, 2023)

10.22
Purchase and Sale Agreement, dated as of January 26, 2024, between Caracol Property Owner LLC and Super Micro Computer, Inc. (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on Form 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on February 1, 2024)

10.23
Form of [Base][Additional] Capped Call Confirmation (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on Form 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on February 28, 2024)

10.24†
Master Colocation Services Agreement, dated June 14, 2024, by and between Super Micro Computer, Inc. and 4701 Santa Fe, LLC (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on Form 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on June 21, 2024)

10.25†
Service Order MCSA-001, dated June 14, 2024, by and between Super Micro Computer, Inc. and 4701 Santa Fe, LLC (Incorporated by reference to Exhibit 10.2 from the Company’s Current Report on Form 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on June 21, 2024)

10.26†
Sublicense, dated June 14, 2024, by and between Super Micro Computer, Inc. and Lambda, Inc. (Incorporated by reference to Exhibit 10.3 from the Company’s Current Report on Form 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on June 21, 2024)

10.27
General Credit Agreement dated as of August 9, 2022 between Super Micro Computer, Inc. Taiwan and E.SUN Bank (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on Form 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on August 12, 2022)

10.28
Notification and Confirmation of Credit Conditions for Medium-Term Credit Loan dated November 14, 2024 (C246200157604) (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on November 20, 2024)

10.29
Notification and Confirmation of Credit Conditions for Medium-Term Credit Loan dated November 14, 2024 (C246200157603) (Incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on November 20, 2024)

10.30
General Agreement for Omnibus Credit Lines dated as of February 16, 2024 between Super Micro Computer, Inc. Taiwan and CTBC Bank Co., Ltd. (Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on February 20, 2024)

10.31
Agreement for Individually Negotiated Terms and Conditions dated as of September 28, 2023 between Super Micro Computer, Inc. Taiwan and CTBC Bank Co., Ltd. (incorporated by reference to Exhibit 10.2 from the Company’s Current Report on Form 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on October 2, 2023)

SMCI | 2026 Form 10-K | 173

10.32
Summary of Short-Term Credit Facilities with CTBC Bank Co., Ltd. dated as of February 27, 2025 (Incorporated by reference to Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-33383) filed with the Securities and Exchange Commission on May 12, 2025)

10.33
Form of Amendment Agreement to the Capped Call Confirmations (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on Form 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on February 21, 2025)

10.34
Form of [Base][Additional] Capped Call Confirmation (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on Form 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on June 27, 2025)

10.35
Summary of Terms & Conditions for the 10-Year Term Loan Facility, dated May 6, 2020 between Super Micro Computer Inc. Taiwan and CTBC Bank (Incorporated by reference to Exhibit 10.28 from the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on August 31, 2020)

10.36†
Receivables Purchase Agreement, dated as of July 16, 2025, by and among Super Micro Computer, Inc., MUFG Bank, Ltd., Crédit Agricole Corporate and Investment Bank, and certain other entities from time to time party thereto (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on Form 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on July 21, 2025)

10.37

Credit Agreement, dated as of December 29, 2025, by and among Super Micro Computer, Inc., various financial institutions from time to time party thereto as lenders, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on Form 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on January 2, 2026)

10.38
Amendment No.1 to the Credit Agreement, dated as of January 26, 2026, by and among Super Micro Computer, Inc. and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on Form 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on January 29, 2026)

10.39
Credit Agreement, dated as of January 21, 2026, by and among Super Micro Computer, Inc. Taiwan, various financial institutions from time to time party thereto as lenders, CTBC Bank Co., Ltd., Credit Agricole Corporate and Investment Bank, Taipei Branch and E.Sun Commercial Bank, Ltd. as mandated lead arrangers and bookrunners and CTBC Bank Co., Ltd., as administrative agent. (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on Form 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on January 26, 2026)

10.40
Independent Contractor Agreement with Don Clegg (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on Form 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on May 18, 2026)

10.41
Amendment No. 2 to the Credit Agreement, dated as of June 10, 2026, by and among Super Micro Computer, Inc. and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. (Incorporated by reference to Exhibit 10.1 from the Company’s Current Report on Form 8-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on June 12, 2026)

19.1
Insider Trading Policy (Incorporated by reference to Exhibit 19.1 from the Company’s Annual Report on Form 10-K (Commission File No. 001-33383) filed with the Securities and Exchange Commission on August 28, 2023)

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

101.INS+	Inline XBRL Instance Document

SMCI | 2026 Form 10-K | 174

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104+	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+ Filed herewith
*    Management contract, or compensatory plan or arrangement
†     Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10)

Item 16.        Form 10-K Summary

None.

SMCI | 2026 Form 10-K | 175

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPER MICRO COMPUTER, INC.

Date:	August 31, 2026	/s/ CHARLES LIANG
Charles Liang President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date:	August 31, 2026	/s/ DAVID WEIGAND
David Weigand Senior Vice President, Chief Financial Officer (Principal Financial Officer)

Date:	August 31, 2026	/s/ KENNETH CHEUNG
Kenneth Cheung Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)
SMCI | 2026 Form 10-K | 176

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

Name	Title	Date
/s/ Charles Liang	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	August 31, 2026
CHARLES LIANG

/s/ David Weigand	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	August 31, 2026
DAVID WEIGAND

/s/ Kenneth Cheung	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	August 31, 2026
KENNETH CHEUNG

/s/ Sara Liu	Director	August 31, 2026
SARA LIU

/s/ Judy Lin	Director	August 31, 2026
JUDY LIN

/s/ Robert Blair	Director	August 31, 2026
ROBERT BLAIR

/s/ Scott Angel	Director	August 31, 2026
SCOTT ANGEL

/s/ Sherman Tuan	Director	August 31, 2026
SHERMAN TUAN

/s/ Susan Mogensen (Susie Giordano)	Director	August 31, 2026
SUSAN MOGENSEN (SUSIE GIORDANO)

/s/ Tally Liu	Director	August 31, 2026
TALLY LIU

SMCI | 2026 Form 10-K | 177