Form 10-Q
period 2026-09-30
Super Micro Computer, Inc.
filed 2026-11-06
CIK 1375365

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________

Form 10-Q
__________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2026, there were 659,227,367 shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common stock of the registrant issued.

SUPER MICRO COMPUTER, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026

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

The information contained on our website, or available by hyperlink from our website, or in our social media posts, is not incorporated into this Quarterly Report or other documents we file with, or furnish to, the Securities and Exchange Commission (the “SEC”). We intend to use our website and social media posts, including posts from Charles Liang's X channel (@charlesliang), as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Such disclosures will be included in the “Investor Relations” section of our website. Accordingly, investors should monitor that section of our website, in addition to following our social media posts, press releases, investor presentations, SEC filings, and public conference calls and webcasts.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that involve risks and uncertainties. These statements relate to future events or our future financial performance based on management’s beliefs and assumptions and on information currently available to management. In some cases, you can identify forward-looking statements by terminology including “would,” “could,” “may,” “will,” “goal,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “project,” “estimate,” “predict,” “potential,” “probable of achievement,” or “continue,” the negative of these terms or other comparable terminology. These statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks described under Part I, Item 1A, “Risk Factors” of the Annual Report on Form 10-K for the fiscal year ended June 30, 2026, and in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2026, and in other parts of this Quarterly Report as well as in our other filings with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I: FINANCIAL INFORMATION

Item 1.        Financial Statements

SMCI | Q1 2027 Form 10-Q | 1

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value per share amounts)
 (unaudited)

	September 30,	June 30,
	2026	2026
ASSETS
Current assets:
Cash and cash equivalents	$6,897,497	$7,521,474
Accounts receivable, net of allowance for credit losses of $109 and $109 at September 30, 2026 and June 30, 2026, respectively (including amounts receivable from related parties of $724 and $624 at September 30, 2026 and June 30, 2026, respectively)	9,685,158	6,125,414
Inventories	15,053,640	12,895,949
Prepaid expenses and other current assets (including receivables from related parties of $4,395 and $905 at September 30, 2026 and June 30, 2026, respectively)	1,778,608	1,183,415
Total current assets	33,414,903	27,726,252
Property, plant, and equipment, net	660,657	625,553
Deferred income taxes, net	704,476	697,441
Other assets	947,091	896,221
Total assets	$35,727,127	$29,945,467
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including amounts due to related parties of $148,839 and $117,062 at September 30, 2026 and June 30, 2026, respectively)	$2,727,379	$2,247,003
Accrued liabilities (including amounts due to related parties of $1,148 and $1,213 at September 30, 2026 and June 30, 2026, respectively)	1,545,485	1,032,716
Income taxes payable	485,697	262,608
Lines of credit and term loans, current	1,962,690	2,039,774
Deferred revenue	4,329,345	1,578,005
Total current liabilities	11,050,596	7,160,106
Deferred revenue, non-current	1,336,365	1,034,027
Lines of credit and term loans, non-current	2,014,381	2,016,374
Convertible notes	4,668,946	4,664,139
Other long-term liabilities (including amounts due to related parties of $283 and $362 at September 30, 2026 and June 30, 2026, respectively)	588,045	591,205
Total liabilities	19,658,333	15,465,851
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock and additional paid-in capital, $0.001 par value
Authorized shares: 10,000; Issued and outstanding shares of Series A Mandatory Convertible Preferred Stock: 4,313 and 4,313 at September 30, 2026 and June 30, 2026, respectively	4,226,258	4,226,258
Common stock and additional paid-in capital, $0.001 par value
Authorized shares: 1,000,000; Issued and outstanding shares: 659,196 and 656,882 at September 30, 2026 and June 30, 2026, respectively	4,671,664	4,600,893
Accumulated other comprehensive income	397	397
Retained earnings	7,170,313	5,651,904
Total Super Micro Computer, Inc. stockholders’ equity	16,068,632	14,479,452
Non-controlling interest	162	164
Total stockholders’ equity	16,068,794	14,479,616
Total liabilities and stockholders’ equity	$35,727,127	$29,945,467

See accompanying notes to condensed consolidated financial statements.
SMCI | Q1 2027 Form 10-Q | 2

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,
	2026	2025
Net sales (including related party sales of $4,591 and $8,951 in the three months ended September 30, 2026 and 2025, respectively)	$19,945,832	$5,017,790
Cost of sales (including related party purchases of $197,653 and $155,328 in the three months ended September 30, 2026 and 2025)	17,404,789	4,550,417
Gross profit	2,541,043	467,373
Operating expenses:
Research and development	227,279	173,314
Sales and marketing	132,527	47,928
General and administrative	116,744	63,875
Total operating expenses	476,550	285,117
Income from operations	2,064,493	182,256
Other expense, net	(5,467)	(129)
Interest income	54,188	51,356
Interest expense	(82,539)	(24,931)
Income before income tax provision	2,030,675	208,552
Income tax provision	(435,491)	(40,161)
Share of loss from equity investee, net of taxes	(979)	(106)
Net income	$1,594,205	$168,285

Net income per common share:
Basic	$1.92	$0.28
Diluted	$1.75	$0.26
Weighted-average shares used in the calculation of net income per common share:
Basic	658,128	595,624
Diluted	749,351	663,235

See accompanying notes to condensed consolidated financial statements.
SMCI | Q1 2027 Form 10-Q | 3

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,
	2026	2025
Net income	$1,594,205	$168,285
Other comprehensive loss, net of tax:
Foreign currency translation loss, net of tax	—	(7)
Total other comprehensive loss, net of tax	—	(7)
Total comprehensive income	$1,594,205	$168,278

See accompanying notes to condensed consolidated financial statements.
SMCI | Q1 2027 Form 10-Q | 4

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Preferred Stock and Additional Paid-In Capital		Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2026	4,312,500	$4,226,258	656,882,499	$4,600,893	$397	$5,651,904	$164	$14,479,616
Exercise of stock options	—	—	297,212	3,109	—	—	—	3,109
Release of shares of common stock upon vesting of restricted stock units	—	—	2,952,365	—	—	—	—	—
Shares withheld for withholding taxes related to settlement of equity awards	—	—	(936,406)	(32,561)	—	—	—	(32,561)
Stock-based compensation	—	—	—	100,223	—	—	—	100,223
Series A Mandatory Convertible Preferred Stock dividends	—	—	—	—	—	(75,796)	—	(75,796)
Net income (loss)	—	—	—	—	—	1,594,205	(2)	1,594,203
Balance at September 30, 2026	4,312,500	$4,226,258	659,195,670	$4,671,664	$397	$7,170,313	$162	$16,068,794

SMCI | Q1 2027 Form 10-Q | 5

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - (Continued)
(in thousands, except share amounts)
(unaudited)

	Preferred Stock and Additional Paid-In Capital		Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2025	—	$—	594,136,852	$2,866,449	$705	$3,434,539	$178	$6,301,871
Exercise of stock options	—	—	631,240	7,922	—	—	—	7,922
Release of shares of common stock upon vesting of restricted stock units	—	—	2,994,432	—	—	—	—	—
Shares withheld for withholding taxes related to settlement of equity awards	—	—	(925,181)	(43,642)	—	—	—	(43,642)
Stock-based compensation	—	—	—	89,139	—	—	—	89,139
Other comprehensive loss	—	—	—	—	(7)	—	—	(7)
Net income (loss)	—	—	—	—	—	168,285	(8)	168,277
Balance at September 30, 2025	—	$—	596,837,343	$2,919,868	$698	$3,602,824	$170	$6,523,560

See accompanying notes to condensed consolidated financial statements.
SMCI | Q1 2027 Form 10-Q | 6

SUPER MICRO COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended September 30,
	2026	2025
OPERATING ACTIVITIES:
Net income	$1,594,205	$168,285
Reconciliation of net income to net cash used in operating activities:
Depreciation and amortization	15,040	12,341
Amortization of right-of-use (“ROU”) assets	13,791	8,266
Amortization of debt discount and issuance costs	8,789	4,743
Inventory valuation adjustment write-down	14,241	36,199
Stock-based compensation expense	100,223	89,139
Impairment loss	—	12,000
Share of loss from equity investee	979	106
Unrealized foreign currency exchange loss (gain)	2,121	(1,017)
Deferred income taxes, net	(6,881)	(12,201)
Other non-cash expense (income), net	5,533	(7,539)
Changes in operating assets and liabilities:
Accounts receivable, net (including changes in related party balances of $(100) and $(1,671) during the three months ended September 30, 2026 and 2025, respectively)	(3,559,839)	(321,244)
Inventories	(2,477,392)	(1,087,010)
Prepaid expenses and other assets (including changes in related party balances of $(3,494) and $12,543 during the three months ended September 30, 2026 and 2025, respectively)	(349,754)	134,087
Accounts payable (including changes in related party balances of $31,777 and $(24,173) during the three months ended September 30, 2026 and 2025, respectively)	473,879	901
Accrued liabilities (including changes in related party balances of $(65) and $554 during the three months ended September 30, 2026 and 2025, respectively)	445,557	(259,350)
Income taxes payable	222,971	4,978
Deferred revenue	3,053,678	296,622
Other long-term liabilities (including changes in related party balances of $(79) and $(151) during the three months ended September 30, 2026 and 2025, respectively)	8,838	3,171
Net cash used in operating activities	(434,021)	(917,523)
INVESTING ACTIVITIES:
Purchases of property, plant, and equipment (including payments to related parties of $4,753 and $3,887 during the three months ended September 30, 2026 and 2025, respectively)	(41,588)	(32,270)
Investment in equity securities	(5,000)	—
Net cash used in investing activities	(46,588)	(32,270)
FINANCING ACTIVITIES:
Proceeds from lines of credit and term loans	162,236	28,588
Repayment of lines of credit and term loans	(244,168)	(11,540)
Proceeds from exercise of stock options	3,109	7,922
Payment for withholding taxes related to settlement of equity awards	(32,561)	(43,642)
Proceeds related to Receivables Purchase Agreement, net	43,376	—
Payments of equity issuance costs	(3,546)	—
Dividends declared and paid on preferred stock	(63,729)	—
Other	(9)	7
Net cash used in financing activities	(135,292)	(18,665)
Effect of exchange rate fluctuations on cash	(15)	(4,588)
Net decrease in cash, cash equivalents, and restricted cash	(615,916)	(973,046)
SMCI | Q1 2027 Form 10-Q | 7

	Three Months Ended September 30,
	2026	2025
Cash, cash equivalents, and restricted cash at the beginning of period	7,631,536	5,172,301
Cash, cash equivalents, and restricted cash at the end of period	$7,015,620	$4,199,255

Supplemental disclosure of cash flow information:
Cash paid for interest	$110,394	$39,244
Cash paid for income taxes, net of refunds	$208,392	$38,502

Non-cash investing and financing activities:
Unpaid property, plant, and equipment purchases (including due to related parties of $2,636 and $1,796 as of September 30, 2026 and 2025, respectively)	$29,636	$11,127
ROU assets obtained in exchange for operating lease commitments	$1,977	$90,542
Series A Mandatory Convertible Preferred Stock accrued dividends	$25,155	$—
Transfer of inventory to property, plant, and equipment, net	$—	$1,184

See accompanying notes to condensed consolidated financial statements.
SMCI | Q1 2027 Form 10-Q | 8

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Organization and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2026, of Super Micro Computer, Inc., a Delaware corporation, and its consolidated entities (collectively, the “Company”). The condensed consolidated balance sheet as of June 30, 2026 included herein was derived from the audited financial statements as of that date but does not include all disclosures including notes required by U.S. GAAP.

The unaudited condensed consolidated financial statements included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial condition, results of operations, and cash flows for the periods presented. All intercompany balances and transactions have been eliminated. Interim results are not necessarily indicative of the results for the full fiscal year ending June 30, 2027.

Significant Accounting Policies

There have been no material changes to our significant accounting policies included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026.

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

As of September 30, 2026, two customers accounted for 49.0% and 16.8% of our accounts receivable balance. As of June 30, 2026, three customers accounted for 23.0%, 17.1% and 12.5% of our accounts receivable balance.

SMCI | Q1 2027 Form 10-Q | 9

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Accounting Pronouncements Recently Adopted

In July 2025, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides all entities with a practical expedient and entities other than public business entities with an accounting policy election when applying the guidance in Topic 326, Financial Instruments–Credit Losses, to current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers. The ASU is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The ASU is effective for our fiscal year beginning July 1, 2026. We adopted ASU 2025-05 on a prospective basis during the first quarter of fiscal 2027, and elected the practical expedient permitted under this ASU. The adoption did not have a material impact on our consolidated financial statements and disclosures.

Recent Accounting Pronouncements Not Yet Adopted

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

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which includes 33 technical corrections, clarifications, and minor refinements across multiple Accounting Standards Codification (“ASC”) Topics intended to improve consistency and usability of U.S. GAAP. Transition is applied on an issue-by-issue basis: the Earnings Per Share (“EPS”) clarification (ASC 260, Issue 4) is applied retrospectively to all prior periods presented, while all other amendments may be applied prospectively or retrospectively, with appropriate disclosures about the nature/reason for the change (and additional disclosures if applied retrospectively). The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The ASU is effective for our fiscal year beginning July 1, 2027. We are currently evaluating the effects of the ASU and do not expect the adoption of this guidance to have a material impact on our consolidated financial statements and disclosures.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications did not result in net changes to condensed consolidated balance sheets, statements of operations, or statements of cash flows.

SMCI | Q1 2027 Form 10-Q | 10

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

The measure of segment assets is reported on the condensed consolidated balance sheets as total consolidated assets. The accounting policies of our consolidated segment are the same as those described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026.

Disaggregation of Revenue

Total revenue recognized from all services and software for the three months ended September 30, 2026 and 2025 was $317.8 million and $87.6 million, respectively. Of this, revenue related to services recognized on an over time basis during the contract term was $212.5 million and $71.9 million for the three months ended September 30, 2026 and 2025, respectively.

International net sales are based on the country to which the products were shipped. The following is a summary of net sales by geographic region (in thousands):

	Three Months Ended September 30,
	2026(1)	% of Total	2025(2)	% of Total
United States	$15,986,243	80.1%	$1,834,477	36.6%
Asia	1,088,223	5.5%	2,318,246	46.2%
Europe	2,256,755	11.3%	716,342	14.3%
Other	614,611	3.1%	148,725	2.9%
Total	$19,945,832	100.0%	$5,017,790	100.0%

(1) all other countries except the United States were individually less than 10%.
(2) all other countries except the United States, Malaysia, and Indonesia, were individually less than 10%.

Concentration of Customer Risk

For the three months ended September 30, 2026, sales to one customer represented 44.0% of total net sales. For the three months ended September 30, 2025, sales to two customers represented 17.3% and 11.6% of total net sales.

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

SMCI | Q1 2027 Form 10-Q | 11

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Contract assets are rights to consideration in exchange for goods or services that we have transferred to a customer when such right is conditional on something other than the passage of time. Such contract assets have not been material to our condensed consolidated financial statements.

Contract liabilities consist of deferred revenue and relate to amounts invoiced to or advance consideration received from customers, which precede our satisfaction of the associated performance obligations. Our deferred revenue primarily results from customer payments received upfront for extended warranties and on-site services because these performance obligations are satisfied over time. Additionally, at times, deferred revenue may fluctuate due to the timing of non-refundable advance consideration received from non-cancelable contracts relating to the sale of future products. Revenue recognized during the three months ended September 30, 2026, which was included in the opening deferred revenue balance as of June 30, 2026 of $2,612.0 million, was $893.3 million. Revenue recognized during the three months ended September 30, 2025, which was included in the opening deferred revenue balance as of June 30, 2025 of $731.4 million, was $182.8 million.

Transaction Price Allocated to the Remaining Performance Obligations

Remaining performance obligations represent in aggregate the amount of transaction price that has been allocated to performance obligations not delivered, or only partially delivered, as of the end of the reporting period. We apply the exemption to not disclose information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less. The performance obligations excluded from this disclosure primarily relate to short-term contracts expected to be fulfilled within one year, such as on-site services, integration services, extended warranty services, and for products where control has not yet been transferred. The value of the transaction price allocated to the remaining performance obligations as of September 30, 2026 was approximately $5,665.7 million. We expect to recognize approximately 76% of such value in the next 12 months, and the remainder thereafter.

Note 3. Financial Instruments and Fair Value Measurements

We classify our financial instruments, except for our investments in privately held companies, within Level 1 or Level 2 in the fair value hierarchy because we use quoted prices in active markets or alternative pricing sources and models using market observable inputs to determine their fair value.

Financial Instruments Measured at Fair Value on a Recurring Basis

Cash and cash equivalents, money market funds, certificates of deposit, and marketable securities, included in prepaid expenses and other current assets and other assets in the condensed consolidated balance sheets, are carried at fair value.

The following table sets forth our financial instruments as of September 30, 2026 and June 30, 2026, which are measured at fair value on a recurring basis by level within the fair value hierarchy. These are classified based on the lowest level of input that is significant to the fair value measurement (in thousands):

	As of September 30, 2026				As of June 30, 2026
	Level 1	Level 2	Level 3	Asset at Fair Value	Level 1	Level 2	Level 3	Asset at Fair Value
Assets
Money market funds(1)	$61,146	$—	$—	$61,146	$60,454	$—	$—	$60,454
Certificates of deposit	—	55,007	—	55,007	—	47,496	—	47,496
Marketable equity security	15,099	—	—	15,099	23,110	—	—	23,110
Total	$76,245	$55,007	$—	$131,252	$83,564	$47,496	$—	$131,060

(1) All of the money market funds are included in other assets in the condensed consolidated balance sheet as of September 30, 2026, and in cash and cash equivalents and other assets as of June 30, 2026.

SMCI | Q1 2027 Form 10-Q | 12

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The investment in marketable equity security is carried at fair value using values available on a public exchange, is based on a Level 1 input, and is recorded in prepaid expenses and other current assets in the condensed consolidated balance sheets. The unrealized gains and losses of the investment are included in other expense, net in our condensed consolidated statements of operations. For the three months ended September 30, 2026, an unrealized loss of $8.0 million was recorded in other expense, net in the condensed consolidated statements of operations. For the three months ended September 30, 2025, an unrealized gain of $8.0 million was recorded in other expense, net in the condensed consolidated statements of operations.

There were no transfers between Level 1, Level 2, or Level 3 financial instruments during the three months ended September 30, 2026 and 2025.

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

As of September 30, 2026 and June 30, 2026, our total lines of credit and term loans of $3,977.1 million and $4,056.1 million, respectively, are reported at amortized cost. The carrying value of our outstanding lines of credit and term loans approximates fair value because the borrowings primarily bear interest at variable rates based on current market rates or have short-term maturities. For fair value disclosure purposes, the estimated fair values of these borrowings are classified within Level 2 of the fair value hierarchy based on observable market inputs.

The estimated fair values as of September 30, 2026 of the 2029 Convertible Notes, the 2028 Convertible Notes, and the 2030 Convertible Notes were $1,706.1 million, $756.9 million, and $2,349.7 million, respectively. The estimated fair values as of June 30, 2026 of the 2029 Convertible Notes, the 2028 Convertible Notes, and the 2030 Convertible Notes were $1,579.2 million, $685.3 million, and $2,037.1 million. The estimated fair values of the 2029 Convertible Notes, the 2028 Convertible Notes, and the 2030 Convertible Notes were determined based on quoted market prices in markets that are not considered active and were classified within Level 2 of the fair value hierarchy.

Note 4. Non-marketable Equity Securities

Our non-marketable equity securities, included in other assets in the condensed consolidated balance sheets, consist of investments in privately held companies without readily determinable fair values. The following table shows our non-marketable equity securities that were measured using the measurement alternative (in thousands):

	September 30, 2026	June 30, 2026
Non-marketable equity securities:
Gross investment balance	$155,830	$150,830
Cumulative impairment adjustments	(11,600)	(11,600)
Total carrying value	$144,230	$139,230

SMCI | Q1 2027 Form 10-Q | 13

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

No impairment loss was recorded during the three months ended September 30, 2026. During the fiscal year ended June 30, 2026, we recognized an impairment loss of $12.0 million related to an investment, and subsequently realized a gain of $13.3 million upon sale of such investment in the later part of the year, resulting in a net gain of $1.3 million for the fiscal year ended June 30, 2026.

As of fiscal year ended June 30, 2026, we invested $11.0 million in a clean energy technology company focused on the development and deployment of advanced battery storage solutions. We represent approximately 33% on this technology company's board of directors and account for the investment under the equity method. During the three months ended September 30, 2026, our share of the investee’s net loss recognized was approximately $1.0 million, and was recognized in share of loss from equity investee, net of taxes in our condensed consolidated statements of operations. During the three months ended September 30, 2025, our share of the investee's net loss recognized was less than $0.1 million.

Note 5. Net Income per Common Share

The following table shows the computation of basic and diluted net income per common share for the three months ended September 30, 2026 and 2025 (in thousands, except per share amounts):

	Three Months Ended September 30,
	2026	2025
Numerator:
Net income - basic	$1,594,205	$168,285
Less: Series A Mandatory Convertible Preferred Stock dividends	(75,796)	—
Less: Earnings allocated to participating securities	(251,561)	—
Net income attributable to common stockholders - basic	1,266,848	168,285
Add: Earnings allocated to participating securities	251,561	—
Add: Convertible notes interest charge, net of tax	18,041	1,680
Less: Earnings re-allocated to participating securities for the impact of dilutive securities	(228,164)	—
Net income attributable to common stockholders - diluted	$1,308,286	$169,965

Denominator:
Weighted-average shares outstanding - basic	658,128	595,624
Effect of dilutive convertible notes	73,803	41,665
Effect of dilutive securities	17,420	25,946
Weighted-average shares outstanding - diluted	749,351	663,235

Net income per common share - basic	$1.92	$0.28
Net income per common share - diluted	$1.75	$0.26

Anti-dilutive shares excluded from diluted net income per share:
Stock-based awards	23,486	12,000
Convertible notes	—	32,138

SMCI | Q1 2027 Form 10-Q | 14

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 6. Balance Sheet Components

The following tables provide details of the selected balance sheet items (in thousands):

Cash, Cash Equivalents, and Restricted Cash

	September 30, 2026	June 30, 2026
Cash and cash equivalents	$6,897,497	$7,521,474
Restricted cash included in prepaid expenses and other current assets and other assets	118,123	110,062
Total cash, cash equivalents, and restricted cash	$7,015,620	$7,631,536

Inventories

	September 30, 2026	June 30, 2026
Finished goods	$11,591,231	$10,275,998
Work in process	2,313,250	1,677,898
Purchased parts and raw materials	1,149,159	942,053
Total inventories	$15,053,640	$12,895,949

During the three months ended September 30, 2026 and 2025, we recorded write down adjustments for excess and obsolete inventory and lower of cost and net realizable value adjustments to cost of sales totaling $14.2 million and $36.2 million, respectively.

Prepaid Expenses and Other Current Assets

	September 30, 2026	June 30, 2026
Prepayments to purchase inventory	$776,091	$315,373
Assets held by others	305,460	465,759
Receivable from vendors	269,215	137,213
Prepaid expenses	267,564	92,294
Restricted cash	47,000	47,000
Deferred service costs	24,261	17,442
Prepaid income tax	23,679	29,028
Marketable equity security	15,099	23,110
Other	50,239	56,196
Total prepaid expenses and other current assets	$1,778,608	$1,183,415

SMCI | Q1 2027 Form 10-Q | 15

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Property, Plant, and Equipment, net

	September 30, 2026	June 30, 2026
Buildings	$206,105	$197,580
Land and land improvements	196,234	196,234
Machinery and equipment	137,998	140,063
Building and leasehold improvements	142,214	142,552
Construction in progress	93,539	52,590
Furniture and fixtures	48,222	45,202
Software	4,048	4,059
Property, plant, and equipment, gross	828,360	778,280
Accumulated depreciation and amortization	(167,703)	(152,727)
Property, plant, and equipment, net	$660,657	$625,553

Depreciation expense for the three months ended September 30, 2026 and 2025 was $15.0 million and $12.1 million, respectively.

Other Assets

	September 30, 2026	June 30, 2026
Operating lease ROU asset	$509,470	$521,287
Long-term investments	152,037	148,017
Restricted cash, non-current	71,123	63,062
Deferred service costs, non-current	66,927	36,567
Tariff receivable*	62,879	65,351
Deposits	39,242	27,481
Other	45,413	34,456
Total other assets	$947,091	$896,221

* Represents receivables related to our claims under Section 232 of the Trade Expansion Act of 1962. Refer to Note 15, “Commitments and Contingencies” for additional disclosures related to the Supreme Court decision related to tariff under the International Emergency Economic Powers Act (“IEEPA”).

SMCI | Q1 2027 Form 10-Q | 16

SUPER MICRO COMPUTER, INC..
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Accrued Liabilities

	September 30, 2026	June 30, 2026
Customer deposits	$702,012	$314,665
Accrued payroll and related expenses	179,789	161,229
Customer-related liabilities	177,819	135,937
Input tax payable	108,025	95,180
Accrued cooperative marketing expenses	63,823	50,267
Import tax and tariff liabilities	50,105	30,809
Receivable purchase agreement payable to purchasers	43,376	—
Operating lease liability	42,971	40,626
Accrued interest - lines of credit and term loans	41,909	59,491
Accrued preferred stock dividends	25,155	13,088
Accrued professional fees	21,373	27,592
Accrued warranty costs	16,504	19,458
Accrued interest - convertible notes	8,356	27,388
Other	64,268	56,986
Total accrued liabilities	$1,545,485	$1,032,716

Product Warranties

	Three Months Ended September 30,
	2026	2025
Balance, beginning of the period	$28,354	$16,954
Provision for warranty	37,497	16,902
Costs utilized	(41,481)	(12,873)
Change in estimated liability for pre-existing warranties	2,003	281
Balance, end of the period	$26,373	$21,264
Current portion	$16,504	$13,612
Non-current portion	$9,869	$7,652

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

SMCI | Q1 2027 Form 10-Q | 17

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

Trade receivables sold and discount on trade receivables sold under this program were as follows (in thousands):

Three Months Ended September 30,
2026
Trade receivables sold	$275,582
Discount on trade receivables(1)	$2,696

(1) Included in general and administrative expenses in the condensed consolidated statements of operations.

Trade receivables sold under the Receivables Purchase Agreement and subject to servicing by us that remained outstanding and uncollected, and collected as of September 30, 2026, are as follows (in thousands):

September 30, 2026
Outstanding and uncollected	$182,391
Outstanding and collected(1)	$43,376

(1) Amount collected but not yet remitted to purchasers as of September 30, 2026 is classified in accrued liabilities on the condensed consolidated balance sheets.
SMCI | Q1 2027 Form 10-Q | 18

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 8. Lines of Credit, Revolving Credit Facilities, and Term Loans

Short-term and long-term loan obligations with respect to lines of credit and term loans as of September 30, 2026 and June 30, 2026 consisted of the following (in thousands):

	September 30,	June 30,
	2026	2026
Lines of credit:
CTBC Credit Lines	$142,749	$183,249
Chang Hwa Bank Credit Lines	—	25,022
E.SUN Bank Credit Lines	50,000	50,000
Mega Bank Credit Lines	—	—
First Bank Credit Lines	—	—
JP Morgan Revolving Credit Facility	2,000,000	2,000,000
CTBC Revolving Credit Facilities	1,763,893	1,763,533
Total lines of credit	3,956,642	4,021,804

Term loan facilities:
Chang Hwa Bank Credit Facility due October 15, 2026	655	2,616
CTBC Term Loan Facility, due June 4, 2030	19,774	21,075
CTBC Term Loan Facility, due August 15, 2026	—	242
E.SUN Bank Term Loan Facility, due September 15, 2026	—	2,511
E.SUN Bank Term Loan Facility, due August 15, 2027(1)	—	4,761
Mega Bank Term Loan Facility, due October 3, 2026(2)	—	3,139
Total term loans	20,429	34,344
Total lines of credit and term loans	$3,977,071	$4,056,148
Lines of credit and term loans, current	$1,962,690	$2,039,774
Lines of credit and term loans, non-current	$2,014,381	$2,016,374

(1) The term loan was fully repaid on September 23, 2026, in advance of its scheduled maturity date.
(2) The term loan was fully repaid on September 15, 2026, in accordance with the original repayment schedule.
SMCI | Q1 2027 Form 10-Q | 19

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Activities under Lines of Credit, Revolving Credit Facilities, and Term Loans

Available borrowings and interest rates as of September 30, 2026 and June 30, 2026 consisted of the following (in thousands except for percentages):

	September 30, 2026		June 30, 2026
	Available borrowings	Interest rate	Available borrowings	Interest rate
Lines of credit:
CTBC Credit Lines	$42,251	2.63% - 4.97%	$1,751	2.58% - 4.87%
Chang Hwa Bank Credit Lines	$29,437	2.20% - 5.25%	$3,750	1.88% - 4.40%
E.SUN Bank Credit Lines	$—	2.75% - 4.94%	$—	2.75% - 4.94%
Mega Bank Credit Lines	$40,000	2.26% - 5.07%	$36,861	2.23% - 4.58%
First Bank Credit Lines	$20,000	2.03% - 5.36%	$20,000	2.03% - 4.81%
JP Morgan Revolving Credit Facility	$—	4.98% - 5.79%	$—	4.91% - 5.68%
CTBC Revolving Credit Facilities	$—	2.87% - 5.54%	$—	2.86% - 5.11%

Term loan facilities:
Chang Hwa Bank Credit Facility due October 15, 2026	$—	2.08%	$—	2.08%
CTBC Term Loan Facility, due June 4, 2030	$—	1.33% - 1.83%	$—	1.33% - 1.83%
CTBC Term Loan Facility, due August 15, 2026	$—	N/A	$—	2.03%
E.SUN Bank Term Loan Facility, due September 15, 2026	$—	N/A	$—	2.22%
E.SUN Bank Term Loan Facility, due August 15, 2027(1)	$—	N/A	$—	2.22%
Mega Bank Term Loan Facility, due October 3, 2026(2)	$—	N/A	$—	2.02%

(1) The term loan was fully repaid on September 23, 2026, in advance of its scheduled maturity date.
(2) The term loan was fully repaid on September 15, 2026, in accordance with the original repayment schedule.

Principal payments on lines of credit and term loans are due as follows (in thousands):

Fiscal Year:	Principal Payments
Remainder of 2027	$1,961,342
2028	5,393
2029	5,393
2030	4,943
2031	2,000,000
Total lines of credit and term loans	$3,977,071

As of September 30, 2026, we were in compliance with all covenants for the credit lines, term loan facilities, and revolving credit facilities on our condensed consolidated balance sheets.

See Note 8, “Lines of Credit, Revolving Credit Facilities, and Term Loans” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2026 for a more complete description of our credit facilities.

SMCI | Q1 2027 Form 10-Q | 20

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
We entered into new agreements, or extensions of previous agreements, during the three months ended September 30, 2026, with the following terms:

Chang Hwa Bank Lines of Credit

On September 18, 2025, our Taiwan subsidiary entered into a credit facility (the “2025 Credit Facility”) with Chang Hwa Commercial Bank, Ltd. ("Chang Hwa Bank"), substantially similar to the previous facility, with a total credit limit of NTD 1,000.0 million.

During the three months ended September 30, 2026, we repaid in full all outstanding borrowings under the “2025 Credit Facility”.

On September 22, 2026 (the “CHB Effective Date”), our Taiwan subsidiary entered into a credit facility (the “2026 Credit Facility”) with Chang Hwa Bank which replaced the “2025 Credit Facility”. The credit limit thereunder has a total cap of NTD 1,000.0 million (the “Chang Hwa Bank Term Loan Facility”), which includes $20.0 million from the Chang Hwa Bank Credit Facility, a credit limit of NTD 300.0 million (together, the “CHB Credit Lines”), and the remaining balance of “Chang Hwa Bank Term Loan Facility”.

Terms for specific drawdown instruments issued under the 2026 Credit Facility, such as credit amount, term of use, mode of drawdown, specific lending rate, and other relevant terms, are to be set forth in separate loan contracts (each, a “Loan Contract”) negotiated with Chang Hwa Bank. Under three Loan Contracts entered into on the CHB Effective Date, our Taiwan subsidiary and Chang Hwa Bank have agreed to each of the following: (a) our Taiwan subsidiary may choose one of the following, subject to a cap of $20.0 million under the CHB Credit Lines: (i) a Loan Contract providing for the drawdown of up to $20.0 million for an import loan (the “Import Open Account O/A Loan”), with the interest rate thereunder based on Taipei Forex Inc (“TAIFX”) plus a fixed margin; or (ii) a Loan Contract providing for the drawdown of up to $20.0 million for an export loan (the “Export Open Account O/A Loan”), with the interest rate thereunder based on TAIFX plus a fixed margin; and (b) a Loan Contract for a general working capital loan (the “General Working Capital Loan”), subject to a cap of NTD 300.0 million under the CHB Credit Lines, with the interest rate set at a fixed premium to a specified one-year time savings deposit rate, subject to a stated minimum.

None of the Import O/A Loan, Export O/A Loan, or General Working Capital Loan are secured and there are no financial covenants. Under the 2026 Credit Facility, the Bank has the right to demand collateral for debts owed.

As of September 30, 2026, we had no outstanding borrowings under the “2026 Credit Facility”.

Note 9. Convertible Notes

The following table summarizes our convertible notes as of September 30, 2026:

	Issuance Date	Principal (in millions)	Coupon Interest	Maturity	Conversion price	Carrying Value (in millions)	Effective Interest Rate
2028 Convertible Notes	2/20/2025	$700.0	2.25%	7/15/2028	$61.06	$691.2	2.97%
2029 Convertible Notes	2/27/2024	$1,725.0	3.50%	3/1/2029	$83.44	$1,710.7	3.86%
2030 Convertible Notes	6/23/2025	$2,300.0	0.00%	6/15/2030	$55.20	$2,267.0	0.39%

All notes are senior unsecured obligations ranking equally in right of payment with one another and senior to any future subordinated indebtedness. Each series is convertible, at our election, into cash, shares of our common stock, or a combination thereof, and none were eligible for early conversion as of September 30, 2026.

SMCI | Q1 2027 Form 10-Q | 21

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

The amendment was accounted for as an extinguishment of the original debt and issuance of new debt under ASC 470-50, resulting in a $30.3 million extinguishment loss recorded in other expense, net, during the quarter ended March 31, 2025. Debt issuance costs are amortized to interest expense using the effective interest method.

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

As of September 30, 2026 and June 30, 2026, unamortized issuance costs are $14.3 million and $15.8 million, respectively. The interest expense for the three months ended September 30, 2026 and 2025 totaled $16.5 million and $16.4 million, respectively, including $1.5 million and $1.4 million, respectively, from the amortization of debt issuance costs.

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
SMCI | Q1 2027 Form 10-Q | 22

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

We accounted for the 2028 Convertible Notes as a single liability measured at amortized cost, as no embedded features required bifurcation as derivatives. As of September 30, 2026 and June 30, 2026, unamortized issuance costs are $8.8 million and $10.0 million, respectively. Interest expense for the three months ended September 30, 2026 and 2025 totaled $5.1 million and $5.1 million, respectively, including $1.2 million and $1.1 million, respectively, from the amortization of debt issuance costs.

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

As of September 30, 2026 and June 30, 2026, unamortized issuance costs are $33.0 million and $35.1 million, respectively. Interest expense for the three months ended September 30, 2026 and 2025 totaled $2.1 million and $2.2 million, respectively, all of which are amortization of debt issuance costs.

We entered into 2030 Capped Call Transactions with certain counterparties to mitigate dilution or cash outflows above principal upon conversion. The capped calls have an initial cap price of $81.78 per share, representing a 100% premium to the $40.89 share price on the issuance date. These instruments are equity-classified under ASC 815-40.

SMCI | Q1 2027 Form 10-Q | 23

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 10. Leases

We lease offices, warehouses, data center spaces, vehicles, and certain equipment under non-cancelable operating leases. Operating lease expense recognized and supplemental cash flow information related to operating leases for the three months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended September 30,
	2026	2025
Operating lease expense (including expense for lease agreements with related parties of $312 and $204 for the three months ended September 30, 2026 and 2025, respectively)	$21,625	$13,031
Cash payments for operating leases (including payments to related parties of $310 and $220 for the three months ended September 30, 2026 and 2025, respectively)	$15,268	$9,136
New operating lease assets obtained in exchange for operating lease liabilities	$1,977	$90,542

During the three months ended September 30, 2026 and 2025, our costs related to short-term lease arrangements for real estate and non-real estate assets were immaterial. Variable lease payments expensed in the three months ended September 30, 2026 and 2025 were immaterial.

ROU assets and lease liabilities are recorded in the condensed consolidated balance sheets as follows (in thousands):

	September 30, 2026	June 30, 2026
Other assets	$509,470	$521,287

Accrued liabilities	42,971	40,626
Other long-term liabilities	489,562	498,974
Total lease liabilities	$532,533	$539,600

Weighted average remaining lease term	8.6 years	8.8 years
Weighted average discount rate(1)	5.9%	5.8%

(1) As the interest rate in the lease contract is typically not readily available, we estimate the incremental borrowing rate considering credit notching approach based on information available at lease commencement.

In June 2024, we entered into a lease agreement for a 21 megawatt (“MW”) data center colocation space located in Vernon, California (the “Data Center Space”) that will expire on September 30, 2035. We do not have an option to extend (or to terminate) the lease. The lease agreement consists of three tranches, with the first tranche of 6 MW having commenced on January 24, 2025, the second tranche of 9 MW commenced on May 12, 2025, and the third tranche of 6 MW commenced on August 15, 2025. As of September 30, 2026, the ROU assets and lease liabilities related to all three tranches totaled $272.5 million and $285.4 million, respectively. As of June 30, 2026, the ROU assets and lease liabilities related to all three tranches totaled $278.3 million and $290.2 million, respectively. Variable lease payments not dependent on a rate or index associated with our leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed as probable. Variable lease payments are presented as operating expenses in the condensed consolidated statements of operations.

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

SMCI | Q1 2027 Form 10-Q | 24

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Rental income from this Sublicense agreement is recognized on a straight-line basis and is included in other expense, net, on the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,
	2026	2025
Sublease income	$10,524	$8,133

As of September 30, 2026, the future total minimum Sublicense receipts expected to be received are as follows (in thousands):

Fiscal Year:	Future minimum Sublicense receipts
Remainder of 2027	$28,856
2028	39,499
2029	40,684
2030	41,904
2031	43,161
2032 and beyond	198,372
Total Sublicense receipts - Lessor	$392,476

Maturities of operating lease liabilities under non-cancelable operating lease arrangements as of September 30, 2026 are as follows (in thousands):

Fiscal Year:	Maturities of operating leases
Remainder of 2027	$49,074
2028	81,270
2029	82,468
2030	84,286
2031	77,192
2032 and beyond	326,851
Total future lease payments	701,141
Less: Imputed interest	(168,608)
Present value of operating lease liabilities	$532,533
Current portion	$42,971
Long-term portion	$489,562

Related party leases

We have entered into lease agreements with related parties. See Note 11, “Related Party Transactions” for further discussion.

SMCI | Q1 2027 Form 10-Q | 25

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Note 11. Related Party Transactions

We have a variety of business relationships with Ablecom Technology Inc (“Ablecom”) and Compuware Technology Inc (“Compuware”), both of which are Taiwan-based corporations. Ablecom is a major contract manufacturer for us and its Chief Executive Officer, Steve Liang, is the brother of Charles Liang, our President, Chief Executive Officer and Chairman of the Board. As of September 30, 2026, Steve Liang and his family members owned approximately 35.5% of Ablecom’s stock. Charles Liang and his spouse, Sara Liu, who is also an officer and director for us, collectively owned approximately 10.5% of Ablecom’s capital stock as of September 30, 2026. Bill Liang, a brother of both Charles Liang and Steve Liang, is a member of the board of directors of Ablecom. Bill Liang is also the Chief Executive Officer of Compuware, Chairman of Compuware’s board of directors and a holder of equity interest in Compuware. Steve Liang is also a member of Compuware’s board of directors and is an equity holder of Compuware. Compuware is also a major contract manufacturer for us, sales agent, and a distributor of our products in limited geographic regions. Neither Charles Liang nor Sara Liu own any capital stock of Compuware.

Dealings with Ablecom

We have entered into a series of agreements with Ablecom, including, but not limited to, multiple product development, production and service agreements, credit agreements, product manufacturing agreements, manufacturing services agreements and lease agreements for warehouse space.

During the fourth quarter of fiscal year 2026, we entered into an arrangement for Ablecom to resell certain products, to an end customer in Japan. The transaction was entered into in the ordinary course of business, and the related terms and conditions were consistent with those negotiated with other third-party resellers for similar transactions.

During fiscal year 2026, we entered into a 50-year superficies (land-use right) agreement with Ablecom covering three parcels of land in Taoyuan, Taiwan. The agreement generates recurring lease income, with rent subject to periodic adjustments based on changes in the Taoyuan announced land value index. Rental income recognized under the agreement for the three months ended September 30, 2026 was not material. No such agreement existed during the three months ended September 30, 2025.

Under these agreements, we outsource to Ablecom a portion of our design activities and a significant part of our server chassis manufacturing as well as an immaterial portion of other components. Ablecom manufactured approximately 97.2% and 96.6% of the chassis purchased by us during the three months ended September 30, 2026 and 2025, respectively. With respect to design activities, Ablecom generally agrees to design certain agreed-upon products according to our specifications, and further agrees to build the tools needed to manufacture the products. We pay Ablecom for the design and engineering services, and further agree to pay Ablecom for the tooling. We retain full ownership of any intellectual property resulting from the design of these products and tooling.

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

SMCI | Q1 2027 Form 10-Q | 26

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Our exposure to financial loss as a result of our involvement with Ablecom is limited to potential losses on our purchase orders in the event of an unforeseen decline in the market price and/or demand of our products such that we incur a loss on the sale or cannot sell the products. Non-cancelable purchase orders from us to Ablecom on September 30, 2026 and June 30, 2026 were $51.0 million and $59.8 million, respectively, effectively representing the exposure to financial loss. We do not directly or indirectly guarantee any obligations of Ablecom, or any losses that the equity holders of Ablecom may suffer. Since Ablecom manufactures substantially all the chassis that we incorporate into our products, if Ablecom were to suddenly be unable to manufacture chassis for us, our business could suffer if we are unable to quickly qualify substitute suppliers who can supply high-quality chassis to us in volume and at acceptable prices. We have extended a $10.0 million trade credit line with a net 30 days payment term to Ablecom through a credit agreement that outlines the terms and conditions governing their business dealings.

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

Under these agreements, we outsource a portion of our design activities, a significant part of our power supplies manufacturing and an immaterial portion of other components to Compuware. Compuware manufactured approximately 88.3% and 96.8% of the power supplies purchased by us during the three months ended September 30, 2026 and 2025, respectively. With respect to design activities, Compuware generally agrees to design certain agreed-upon products according to our specifications and further agrees to build the tools needed to manufacture the products. We pay Compuware for the design and engineering services and further agree to pay Compuware for the tooling. We retain full ownership of any intellectual property resulting from the design of these products and tooling. With respect to the manufacturing aspects of the relationship, Compuware purchases most of the materials needed to manufacture the power supplies from third parties and uses these materials to manufacture the products and then sell those products to us. We and Compuware frequently review and negotiate the prices of the power supplies we purchase from Compuware.

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

Our exposure to financial loss as a result of our involvement with Compuware is limited to potential losses on our purchase orders in the event of an unforeseen decline in the market price and/or demand of our products such that we incur a loss on the sale or cannot sell the products. Non-cancelable purchase orders from us to Compuware on September 30, 2026 and June 30, 2026 were $153.1 million and $182.2 million, respectively, effectively representing the exposure to financial loss. We do not directly or indirectly guarantee any obligations of Compuware, or any losses that the equity holders of Compuware may suffer.

SMCI | Q1 2027 Form 10-Q | 27

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
During the three months ended September 30, 2026, we agreed to pay a finder’s fee of approximately $2.3 million representing a weighted average fee rate of approximately 0.6% of the net sales from a customer referred to us by Compuware. This finder’s fee is consistent with market terms given Compuware's limited role and industry margins. The agreement doesn’t require us to absorb losses or provide subordinated financing. During the three months ended September 30, 2025, we did not pay any finder’s fees for referrals from Compuware.

Dealings with Leadtek Research Inc.

In October 2023, Ablecom and Compuware acquired an approximately 30% interest in Leadtek Research Inc. (“Leadtek”), a Taiwan company specializing in providing professional graphics cards and workstation solutions (the “Leadtek Investment”). During fiscal year 2026, this interest decreased to approximately 29%. As of September 30, 2026, the interest remained at the same rate. Prior to the Leadtek Investment, none of our related parties had direct or indirect material interests in any transactions in which we were a participant with Leadtek. As of September 30, 2026, Steve Liang, Chang-Jian-Tsun (wife of Steve Liang), and Bill Liang served as three of the seven members of the Leadtek board of directors. We engaged in transactions whereby we sold servers totaling a nil amount and $0.3 million to Leadtek during the three months ended September 30, 2026 and 2025, respectively.

Dealings with Investment in a Corporate Venture

In October 2016, we entered into agreements pursuant to which we contributed certain technology rights in connection with an investment in Corporate Venture located in China to expand our presence in China. The Corporate Venture was 30% owned by us and 70% owned by another company in China. The transaction closed in the third quarter of the fiscal year ended June 30, 2017, and the investment was accounted for using the equity method. As such, the Corporate Venture was also a related party until the disposition of this investment on December 23, 2025 (see below).

We sold products worth $0.0 million and $2.8 million to the Corporate Venture during the three months ended September 30, 2026 and 2025, respectively. Our share of intra-entity profits on the products that remained unsold by the Corporate Venture had been eliminated. To the extent that the elimination of intra-entity profits reduces the investment balance below zero, such amounts are recorded within accrued liabilities. We had no receivables due from the Corporate Venture in accounts receivable, net as of September 30, 2026 and June 30, 2026.

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

Other Transactions

For the three months ended September 30, 2026 and 2025, we had no sales to and purchases from Green Earth Liang’s Inc. (“Green Earth”), an entity affiliated with our Chief Executive Officer. As of September 30, 2026 and June 30, 2026, there was no amount due to and from Green Earth.

SMCI | Q1 2027 Form 10-Q | 28

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
We had the following balances related to transactions with our related parties as of September 30, 2026 and June 30, 2026 (in thousands):

	Accounts receivable	Other receivables(1)	Other assets	Accounts payable	Accrued liabilities(2)	Other long-term liabilities(3)
Ablecom
As of September 30, 2026	$10	$818	$116	$83,391	$820	$172
As of June 30, 2026	$4	$905	$112	$64,313	$464	$169
Compuware
As of September 30, 2026	$714	$3,577	$—	$65,448	$328	$111
As of June 30, 2026	$620	$—	$—	$52,749	$749	$193
Leadtek
As of September 30, 2026	$—	$—	$—	$—	$—	$—
As of June 30, 2026	$—	$—	$—	$—	$—	$—
Total
As of September 30, 2026	$724	$4,395	$116	$148,839	$1,148	$283
As of June 30, 2026	$624	$905	$112	$117,062	$1,213	$362

(1) Other receivables includes receivables from vendors included in prepaid expenses and other current assets.
(2) Includes current portion of operating lease liabilities included in accrued liabilities.
(3) Other long-term liabilities includes non-current portion of lease liabilities.

Our results from transactions with our related parties for each of the three months ended September 30, 2026 and 2025, are as follows (in thousands):

	Net sales	Cost of sales	Purchase of fixed assets	Research and development	Sales and marketing	Other income
Ablecom
Three months ended September 30, 2026	$1	$99,537	$2,603	$1,649	$—	$11
Three months ended September 30, 2025	$42	$69,841	$1,655	$828	$—	$—
Compuware
Three months ended September 30, 2026	$4,590	$98,116	$128	$226	$2,293	$—
Three months ended September 30, 2025	$5,874	$85,487	$149	$188	$(64)	$—
Corporate Venture*
Three months ended September 30, 2025	$2,768	$—	$—	$—	$—	$—
Leadtek
Three months ended September 30, 2026	$—	$—	$—	$—	$—	$—
Three months ended September 30, 2025	$267	$—	$—	$—	$—	$—
Green Earth
Three months ended September 30, 2026	$—	$—	$—	$—	$—	$—
Three months ended September 30, 2025	$—	$—	$—	$—	$—	$—
Total
Three months ended September 30, 2026	$4,591	$197,653	$2,731	$1,875	$2,293	$11
Three months ended September 30, 2025	$8,951	$155,328	$1,804	$1,016	$(64)	$—

* The divestiture of our 30% interest was completed on December 23, 2025, after which the Corporate Venture ceased to be a related party.
SMCI | Q1 2027 Form 10-Q | 29

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Our cash flow impact from transactions with our related parties for each of the three months ended September 30, 2026 and 2025, are as follows (in thousands):

	Changes in accounts receivable	Changes in prepaid expenses and other assets	Changes in accounts payable	Changes in accrued liabilities	Changes in other long-term liabilities	Cash payment for property, plant, and equipment	Unpaid property, plant, and equipment
Ablecom
Three months ended September 30, 2026	$(6)	$83	$19,078	$356	$3	$4,738	$2,516
Three months ended September 30, 2025	$(1)	$375	$(2,398)	$(7)	$(59)	$3,879	$1,655
Compuware
Three months ended September 30, 2026	$(94)	$(3,577)	$12,699	$(421)	$(82)	$15	$120
Three months ended September 30, 2025	$249	$12,168	$(21,775)	$561	$(92)	$8	$141
Corporate Venture*
Three months ended September 30, 2025	$(1,819)	$—	$—	$—	$—	$—	$—
Leadtek
Three months ended September 30, 2026	$—	$—	$—	$—	$—	$—	$—
Three months ended September 30, 2025	$(100)	$—	$—	$—	$—	$—	$—
Total
Three months ended September 30, 2026	$(100)	$(3,494)	$31,777	$(65)	$(79)	$4,753	$2,636
Three months ended September 30, 2025	$(1,671)	$12,543	$(24,173)	$554	$(151)	$3,887	$1,796

* The divestiture of our 30% interest was completed on December 23, 2025, after which the Corporate Venture ceased to be a related party.

Note 12. Stock-based Compensation

Equity Incentive Plan

Our 2020 Equity and Incentive Compensation Plan (the “2020 Plan”) was approved by stockholders on June 5, 2020, authorizing 50,000,000 plus 10,450,000 shares carried over from the 2016 Equity Incentive Plan (the “2016 Plan”). No new awards may be granted under the 2016 Plan, though 72,460,000 shares remained reserved for outstanding awards at the time of adoption. Stockholders approved amendments to the 2020 Plan in May 2022, January 2024, June 2025, and April 2026 increasing the share reserve by 20,000,000, 15,000,000, 18,000,000, and 15,000,000, respectively. Awards under the 2020 Plan include stock options, restricted stock units, performance shares, and other equity-based awards. Stock options are granted at a price not less than fair value (110% for 10% stockholders) and generally expire ten years after the date of the grant. Stock options and RSUs generally vest over four years (25% after one year and quarterly thereafter).

As of September 30, 2026, we had 18,901,418 authorized shares available for future issuance under the 2020 Plan.

Determining Fair Value

We measure RSUs at the grant-date stock price and stock options using the Black-Scholes model, with inputs for expected term, volatility, zero dividend yield, and U.S. Treasury risk-free rates.

SMCI | Q1 2027 Form 10-Q | 30

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The weighted-average estimated fair value of employee stock options granted during the three months ended September 30, 2026 and 2025 was $21.77 and $39.81 per share, respectively, using the assumptions below.

The fair value of stock option grants for the three months ended September 30, 2026 and 2025 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Three Months Ended September 30,
	2026	2025
Risk-free interest rate	4.26% - 4.44%	3.73% - 4.00%
Expected term	3.22 years - 5.96 years	3.44 years - 5.95 years
Dividend yield	—%	—%
Volatility	81.96% - 99.28%	76.16% - 92.16%

The following table shows total stock-based compensation expense included in the condensed consolidated statements of operations for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,
	2026	2025
Cost of sales	$8,096	$7,075
Research and development	67,227	57,433
Sales and marketing	9,448	11,100
General and administrative	15,452	13,531
Stock-based compensation expense before taxes	100,223	89,139
Income tax impact	(20,048)	(19,201)
Stock-based compensation expense, net	$80,175	$69,938

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

SMCI | Q1 2027 Form 10-Q | 31

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
The achievement status of the operational and stock price milestones as of September 30, 2026 was as follows:

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

During the three months ended September 30, 2026 and 2025, we recognized compensation expense related to the 2023 CEO Performance Stock Option of $1.0 million and $1.0 million, respectively. As of September 30, 2026, we had $0.7 million in unrecognized compensation cost related to the 2023 CEO Performance Stock Option. The unrecognized compensation cost as of September 30, 2026 is expected to be recognized during fiscal year 2027.

The following table summarizes stock option activity (including CEO Performance Stock Options) during the three months ended September 30, 2026 under all plans:

	Options Outstanding	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Balance as of June 30, 2026	34,704,277	$25.67	$—	—	$—
Granted	736,135	$30.20	$21.77	—	$—
Exercised	(297,212)	$7.13	$—	—	$—
Forfeited/Cancelled	(348,790)	$56.18	$—	—	$—
Balance as of September 30, 2026	34,794,410	$25.62	$—	6.22	$670,850
Options exercisable at September 30, 2026	24,975,193	$19.26	$—	5.35	$610,476

The total pretax intrinsic value of options exercised during the three months ended September 30, 2026 and 2025 was $8.8 million and $23.4 million, respectively.

As of September 30, 2026, $214.8 million of unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.45 years.

SMCI | Q1 2027 Form 10-Q | 32

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
RSU Activity

The following table summarizes RSU activity during the three months ended September 30, 2026 under all plans:

	Time-Based RSUs Outstanding	Weighted Average Grant-Date Fair Value per Share
Balance as of June 30, 2026	18,210,114	$40.42
Granted	1,571,164	$29.27
Released	(2,952,365)	$35.87
Forfeited	(551,518)	$41.34
Balance as of September 30, 2026	16,277,395	$40.14

As of September 30, 2026, $585.1 million of unrecognized compensation cost related to unvested RSUs is expected to be recognized over a weighted-average period of 2.54 years.

Note 13. Stockholders’ Equity

Preferred Stock

We may issue up to 10,000,000 shares of preferred stock, $0.001 par value per share. The rights and preferences will be determined by our Board of Directors at the time of issuance of such shares. As of September 30, 2026 and June 30, 2026, there were 4,312,500 shares of Mandatory Convertible Preferred Stock issued and outstanding.

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

SMCI | Q1 2027 Form 10-Q | 33

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

Dividends

Dividends on the Mandatory Convertible Preferred Stock will be payable on a cumulative basis when, as and if declared by our Board of Directors, or an authorized committee thereof, at an annual rate of 7.00% on the liquidation preference of $1,000 per share. If and when declared, these dividends will be paid in cash or, subject to certain limitations, in shares of our common stock, or in a combination of cash and shares of common stock, at our election, on March 1, June 1, September 1 and December 1 of each year, commencing on September 1, 2026 and ending on, and including, June 1, 2029. If, upon mandatory conversion, the Board of Directors has not declared and paid all or any portion of the accumulated and unpaid dividends payable on the outstanding shares of Mandatory Convertible Preferred Stock, the applicable conversion rate will be adjusted so that converting holders receive an additional number of shares of common stock. Given the requirement to pay dividends in any settlement outcome of the Mandatory Convertible Preferred Stock, we accrue dividends whether or not they are declared by our board of directors. During the three months ended September 30, 2026, we declared and paid dividends related to the Mandatory Convertible Preferred Stock of $63.7 million. As of September 30, 2026 we accrued $25.2 million of dividends related to the Mandatory Convertible Preferred Stock and is recorded within accrued liabilities.

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

SMCI | Q1 2027 Form 10-Q | 34

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

At-the-Market Offering Program

On June 11, 2026, we entered into an equity distribution agreement establishing an at-the-market equity offering program pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $1.25 billion from time to time through designated sales agents. Sales under the program, if any, may be made at prevailing market prices at the time of sale or at negotiated prices. As of September 30, 2026, we had not sold any shares of common stock under the program.

Note 14. Income Taxes

We recorded a provision for income taxes of $435.5 million and $40.2 million for the three months ended September 30, 2026 and 2025, respectively. The effective tax rate was 21.4% and 19.3% for the three months ended September 30, 2026 and 2025, respectively. The effective tax rate for the three months ended September 30, 2026, was higher than that for the three months ended September 30, 2025, primarily due to the significant decrease in tax deductions related to stock-based compensation and U.S. federal research tax credit, driven by lower stock price at vesting for the three months ended September 30, 2026. The effective tax rate for the three months ended September 30, 2026 was slightly higher than the U.S. federal statutory rate of 21%, primarily due to state income tax expense partially offset by tax benefits from the foreign-derived deduction eligible income (“FDDEI”, aka “FDII”) deduction. The effective tax rate for the three months ended September 30, 2025 was lower than the U.S. federal statutory rate of 21%, primarily due to tax benefits from the foreign-derived intangible income (“FDII”) deduction, stock-based compensation, and the U.S. federal research tax credit.

SMCI | Q1 2027 Form 10-Q | 35

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

In general, the federal statute of limitations remains open for tax years ended June 30, 2023 through 2025. Various states' statutes of limitations remain open in general for tax years ended June 30, 2022 through 2025. Certain statutes of limitations in major foreign jurisdictions remain open for the tax years ended June 30, 2021 through 2025. As of September 30, 2026, we are under examination in certain tax jurisdictions, including the United States for fiscal year ended June 30, 2024, and India for tax years ended in 2024 and 2025.

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

SMCI | Q1 2027 Form 10-Q | 36

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

SMCI | Q1 2027 Form 10-Q | 37

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

SMCI | Q1 2027 Form 10-Q | 38

SUPER MICRO COMPUTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Other matters

As a result of a Supreme Court ruling issued in February 2026, we are entitled to a refund of tariffs previously paid on imported products under the IEEPA. Beginning in fiscal year 2027, we began recording such refunds in accordance with gain contingency accounting under ASC 450-30, Gain Contingencies. Under this model, a gain contingency is not recognized in the condensed consolidated financial statements until the gain is realized or realizable, which is at the earlier of when U.S. Customs and Border Protection (CBP) affirms the Company’s refund claim or the refund is received in cash. Any recovery, when recognized, would be reflected as a reduction of cost of sales. As of September 30, 2026, we had received $163.6 million in total refunds of which $157.6 million was recorded as a reduction of cost of sales, and $6.0 million of interest recorded as interest income within interest income on the condensed consolidated statements of operations. We will continue to evaluate additional potential refunds and will recognize them when realized.

Purchase Commitments— We have agreements to purchase inventory and non-inventory items primarily through the next 12 months. As of September 30, 2026, these remaining non-cancelable commitments were $33.3 billion, including $0.2 billion for related parties. We also review and assess the need for expected loss liabilities on a quarterly basis for all products we do not expect to sell but have committed to purchase from suppliers. There were no loss liabilities recognized as of September 30, 2026 and June 30, 2026.

Lease Commitments— See Note 10, “Leases” for a discussion of our operating lease commitments.

SMCI | Q1 2027 Form 10-Q | 39

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and the related footnotes included elsewhere in this Quarterly Report on Form 10-Q, and the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026.

Overview

We are a global leader in Application-Optimized Total IT Solutions. Founded and operating in San Jose, California, we are committed to delivering first-to-market innovation for Enterprise, Cloud, artificial intelligence (“AI”), and 5G Telco/Edge IT Infrastructure. As a Total IT Solutions manufacturer, our offerings include server, AI systems, storage, IoT devices, switches, software, and support services. Supermicro's expertise in motherboard, power, and chassis design drives our ability to develop and produce next-generation innovations, from cloud to edge, for our global customers. Our products are designed and manufactured in-house across facilities in the United States, Taiwan, the Netherlands, and Malaysia. Leveraging our global operations for scale and efficiency, we optimize solutions to improve total cost of ownership (“TCO”) while reducing environmental impact through Green Computing initiatives. Our award-winning portfolio of Server Building Block Solutions empowers customers to tailor systems precisely to their exact workloads and applications. By selecting from a broad family of flexible and reusable building blocks, customers can configure a comprehensive range of form factors, processors, memory, graphics processing units (“GPUs”), storage, networking, power, and cooling solutions, including air-conditioned, free air, and liquid cooling solutions.

We commenced operations in 1993 and have been profitable every year since inception. For the three months ended September 30, 2026 and 2025, our net income was $1,594.2 million and $168.3 million, respectively.

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

SMCI | Q1 2027 Form 10-Q | 40

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

Financial Highlights

The following is a summary of our financial highlights for the three months ended September 30, 2026 and 2025 (in thousands, except per share amounts):

	Three Months Ended September 30,
	2026	2025
Net sales	$19,945,832	$5,017,790
Gross profit	$2,541,043	$467,373
Total operating expenses	$476,550	$285,117
Income from operations	$2,064,493	$182,256
Net income	$1,594,205	$168,285
Net income per common share - diluted	$1.75	$0.26

•Net sales increased by 297.5% in the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, primarily driven by increased demand for AI platforms.
•Gross margin increased to 12.7% in the three months ended September 30, 2026 from 9.3% in the three months ended September 30, 2025, primarily due to a change in product and customer mix.
•Operating expenses increased by 67.1% in the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, primarily due to higher headcount and increases in salary and stock-based compensation as well as increase in product development costs to support our business growth.
•Net income increased to $1,594.2 million in the three months ended September 30, 2026, as compared to $168.3 million in the three months ended September 30, 2025, primarily due to a higher increase in net sales, as well as an increase in gross margin.
SMCI | Q1 2027 Form 10-Q | 41

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an ongoing basis, we regularly evaluate our accounting estimates based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The actual impact on our financial performance could differ from these estimates under different assumptions or conditions.

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

There have been no material changes to our critical estimates as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026.

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

We use several suppliers and contract manufacturers to design and manufacture subsystems in accordance with our specifications, with most final assembly and testing performed at our manufacturing facilities in the region where our products are sold. We work with Ablecom, one of our key contract manufacturers and a related party, for our chassis and certain other components. We also outsource a significant part of the manufacturing of certain components, particularly power supplies, to Compuware, also a related party. We also collaborate on design and development activities with Ablecom and Compuware, where we substantially fund the design costs and retain the intellectual property rights. Our purchases of products from Ablecom and Compuware combined represented 1.1% and 3.4% of cost of sales on our condensed consolidated statements of operations for the three months ended September 30, 2026 and 2025, respectively. For further details on our dealings with related parties, see Note 11, “Related Party Transactions” in the notes to the condensed consolidated financial statements in this Quarterly Report.

SMCI | Q1 2027 Form 10-Q | 42

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

Other Expense, Net, Interest Income, and Interest Expense

Other expense, net, interest income, and interest expense consist primarily of interest earned on our investments and cash balances, interest incurred on our debt, and foreign exchange gains and losses.

Income Tax Provision

Our income tax provision is based on our taxable income generated in the jurisdictions in which we operate, which primarily include the United States, Taiwan, and the Netherlands. Our effective tax rate differs from the statutory rate primarily due to state income taxes, and offset by research and development tax credits, and tax benefits from foreign-derived deduction eligible income.

SMCI | Q1 2027 Form 10-Q | 43

The following table presents certain items of our condensed consolidated statements of operations for the three months ended September 30, 2026 and 2025 (in millions):

	Three Months Ended September 30,
	2026	2025
Net sales	$19,945.8	$5,017.8
Cost of sales	17,404.8	4,550.4
Gross profit	2,541.0	467.4
Operating expenses:
Research and development	227.3	173.3
Sales and marketing	132.5	47.9
General and administrative	116.7	63.9
Total operating expenses	476.5	285.1
Income from operations	2,064.5	182.3
Other expense, net	(5.5)	(0.1)
Interest income	54.2	51.3
Interest expense	(82.5)	(24.9)
Income before income tax provision	2,030.7	208.6
Income tax provision	(435.5)	(40.2)
Share of loss from equity investee, net of taxes	(1.0)	(0.1)
Net income	$1,594.2	$168.3

The following table presents certain items of our condensed consolidated statements of operations expressed as a percentage of net sales for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026		2025
Net sales	100.0%		100.0%
Cost of sales	87.3%		90.7%
Gross profit	12.7%		9.3%
Operating expenses:
Research and development	1.1%		3.5%
Sales and marketing	0.7%		1.0%
General and administrative	0.6%		1.3%
Total operating expenses	2.4%		5.8%
Income from operations	10.3%		3.5%
Other expense, net	—%	*	—%	*
Interest income	0.3%		1.0%
Interest expense	(0.4)%		(0.5)%
Income before income tax provision	10.2%		4.0%
Income tax provision	(2.2)%		(0.8)%
Share of loss from equity investee, net of taxes	—%	*	—%	*
Net income	8.0%		3.2%
* Represents an amount less than 0.1%.

SMCI | Q1 2027 Form 10-Q | 44

Net Sales

The following table presents net sales for the three months ended September 30, 2026 and 2025 (dollars in millions):

	Three Months Ended September 30,		Change
	2026	2025	$	%
Net sales	$19,945.8	$5,017.8	$14,928.0	297.5%

Comparison of the Three Months Ended September 30, 2026 and 2025

The $14,928.0 million or 297.5% increase in net sales was primarily due to strong demand for AI platforms including increased billing for Hyper Servers, GPU & Super Racks product lines of $12,534.8 million or 293.4% year-over-year. These include liquid-cooled and air-cooled servers that are generally more complex and of higher value, primarily related to our GB200 and GB300 systems, and resulted in higher shipment volumes and a favorable product mix, as well as a modest increase in our average selling prices.

Cost of Sales, Gross Profit, and Gross Margin

Cost of sales and gross margin for the three months ended September 30, 2026 and 2025 were as follows (dollars in millions):

	Three Months Ended September 30,		Change
	2026	2025	$	%
Cost of sales	$17,404.8	$4,550.4	$12,854.4	282.5%
Percentage of total net sales	87.3%	90.7%
Gross profit	$2,541.0	$467.4	$2,073.6	443.6%
Gross margin	12.7%	9.3%		3.4%

Comparison of the Three Months Ended September 30, 2026 and 2025

The $12,854.4 million or 282.5% increase in cost of sales was primarily driven by an approximately $12,811.4 million or 281.7% increase in certain products, including GPU servers, HPC systems, and rack-scale solutions, consistent with the higher shipment volume during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The remaining increase in cost of sales was primarily attributable to a $223.1 million or 237.6% increase in manufacturing overhead, as well as a $38.3 million or 111.3% increase in freight costs which was primarily due to higher inbound material procurement volume required to support increased production and shipment levels associated with higher sales during fiscal 2027. These increases were partially offset by a $148.0 million or 280.8% increase in tariff recovery refunds received on imported products under the IEEPA, net of tariff expenses paid.

Gross margin increased to 12.7% in the three months ended September 30, 2026, from 9.3% in the three months ended September 30, 2025, primarily due to a change in product and customer mix.

SMCI | Q1 2027 Form 10-Q | 45

Operating Expenses

Operating expenses for the three months ended September 30, 2026 and 2025 were as follows (dollars in millions):

	Three Months Ended September 30,		Change
	2026	2025	$	%
Research and development	$227.3	$173.3	$54.0	31.2%
Percentage of total net sales	1.1%	3.5%
Sales and marketing	$132.5	$47.9	$84.6	176.6%
Percentage of total net sales	0.7%	1.0%
General and administrative	$116.7	$63.9	$52.8	82.6%
Percentage of total net sales	0.6%	1.3%
Total operating expenses	$476.5	$285.1	$191.4	67.1%

Comparison of the Three Months Ended September 30, 2026 and 2025

Research and development expenses. The $54.0 million or 31.2% increase in research and development expenses was primarily driven by an increase in employee-related costs of $32.2 million, or 19.9%, mainly comprised of a $9.8 million, or 17.1%, increase in stock-based compensation, and a $22.4 million, or 21.4%, increase in salaries and benefits as we expanded our workforce and invested in key talent to support our global growth initiatives. The remaining increase was primarily attributable to a $20.1 million, or 166.1%, increase in product development costs to support the development of next-generation products and technologies. We believe that research and development expenses will continue to increase as we continue to expand our workforce and invest in key talent to stay at the forefront of development of next generation products and technologies.

Sales and marketing expenses. The $84.6 million or 176.6% increase in sales and marketing expenses was primarily driven by an increase in employee-related costs of $62.8 million, or 115.9%, mainly comprised of a $64.5 million, or 149.7%, increase in salaries and benefits, partially offset by a $1.7 million, or 15.3%, decrease in stock-based compensation. Similar to research and development expenses, these higher personnel cost reflect investments in company-wide key talent and workforce expansion to support business growth. The remaining increase was primarily attributable to $17.9 million, or 75.5%, lower marketing development funds received from certain business partners, recorded as a reduction in expenses, related to co-marketing and advertising events to promote products that occurred during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025.

General and administrative expenses. The $52.8 million or 82.6% increase in general and administrative expenses was primarily driven by an increase in legal and internal investigation-related expenses of $20.3 million, or 548.6%, as well as an increase in employee-related costs of $8.2 million, or 28.1%, mainly comprised of a $6.3 million, or 40.1%, increase in salaries and benefits and a $1.9 million, or 14.1% increase in stock-based compensation, due to the hiring of key talent and the refresh of grants. Additionally, there was a $9.1 million, or 58.0%, increase in indirect facilities costs as a result of new facilities expansion, including rental costs, utility costs, and depreciation expense, a $7.2 million, or 2400.0%, increase in excise and franchise tax expense directly related to higher sales during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, and a $3.9 million, or 95.1%, increase in professional and service fees primarily from additional subscription fees from increased licenses and services required to support business growth.

SMCI | Q1 2027 Form 10-Q | 46

Other Expense, Net, Interest Income, and Interest Expense

Other expense, net, interest income, and interest expense for the three months ended September 30, 2026 and 2025 were as follows (dollars in millions):

	Three Months Ended September 30,			Change
	2026	2025		$	%
Other expense, net	$(5.5)	$(0.1)		$(5.4)	5,400.0%
Percentage of total net sales	—%	—%	*
Interest income	54.2	51.3		2.9	5.7%
Percentage of total net sales	0.3%	1.0%
Interest expense	(82.5)	(24.9)		(57.6)	231.3%
Percentage of total net sales	(0.4)%	(0.5)%
Other expense, net, interest income, and interest expense	$(33.8)	$26.3		$(60.1)	(228.5)%

*Represents an amount less than 0.1%.

Comparison of the Three Months Ended September 30, 2026 and 2025

The $5.4 million or 5,400.0% increase in other expense, net was primarily driven by $16.0 million or 200.0% loss from mark-to-market adjustments on a marketable equity security investment during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. This was partially offset by a $12.0 million impairment loss related to our non-marketable investment that was recorded during the first quarter of fiscal 2026 which did not recur in fiscal 2027.

The $2.9 million or 5.7% increase in interest income for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, was primarily driven by higher interest income as a result of increased cash deposits funded by the proceeds from our debt arrangements.

The $57.6 million or 231.3% increase in interest expense was primarily driven by $51.5 million additional interest expense related to the drawdown on our revolving credit facilities during the second half of fiscal 2026.

Income Tax Provision

Income tax provision and effective tax rates for the three months ended September 30, 2026 and 2025 were as follows (dollars in millions):

	Three Months Ended September 30,		Change
	2026	2025	$	%
Income tax provision	$(435.5)	$(40.2)	$(395.3)	983.3%
Percentage of total net sales	(2.2)%	(0.8)%
Effective tax rate	(21.4)%	(19.3)%

SMCI | Q1 2027 Form 10-Q | 47

Comparison of the Three Months Ended September 30, 2026 and 2025

Income tax provision increased by $395.3 million or 983.3% primarily due to an increase in worldwide income before income tax provision that increased tax expense by $382.7 million, a lower tax benefit from stock-based compensation of approximately $15.4 million, an increase of state tax expense by $47.6 million, offset by a higher tax benefit from foreign-derived deduction eligible income by $44.3 million, and other miscellaneous immaterial tax items of approximately $6.0 million. The income before income tax provision for the first quarter of fiscal 2027 was $2,030.7 million, which is an increase of $1,822.1 million or 873.5%.

Our quarterly effective income tax rate is based on the estimated annual income tax rate forecast and discrete tax items recognized in the period. The effective tax rate for the three months ended September 30, 2026, is higher than that for the three months ended September 30, 2025, primarily due to a significant decrease in stock-based compensation tax deduction and lower research tax credit because of lower stock vesting price in the three months ended September 30, 2026.

Liquidity and Capital Resources

We have financed our growth primarily with funds generated from operations, as well as utilizing borrowing facilities, factoring our accounts receivable, selling our common stock, issuing our Mandatory Convertible Preferred Stock, and issuing convertible notes. Recent drivers of liquidity changes included an increase in the need for working capital due to higher levels of inventory and accounts receivable required to support future revenue growth. Our cash and cash equivalents were $6,897.5 million and $7,521.5 million as of September 30, 2026 and June 30, 2026, respectively. Our cash and cash equivalents held in foreign locations was $965.0 million and $870.5 million as of September 30, 2026 and June 30, 2026, respectively.

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

Accordingly, we believe that our current and forecasted sources of funds will provide us with adequate liquidity during the 12-month period following the issuance of these condensed consolidated financial statements, to meet our working capital, committed capital expenditures and contractual obligations.

SMCI | Q1 2027 Form 10-Q | 48

Our key cash flow metrics were as follows (in millions):

	Three Months Ended September 30,			Change
	2026		2025	$
Net cash used in operating activities	$(434.0)		$(917.5)	$483.5
Net cash used in investing activities	(46.6)		(32.3)	(14.3)
Net cash used in financing activities	(135.3)		(18.7)	(116.6)
Effect of exchange rate fluctuations on cash	—	*	(4.6)	4.6
Net (decrease) increase in cash, cash equivalents and restricted cash	$(615.9)		$(973.1)	$357.2

* Represents an amount less than $0.1 million.

Operating Activities

Our largest source of operating cash flow is cash collections from our customers following the purchase of our products and service agreements. Our primary uses of cash from operating activities are typically for payments to suppliers for purchasing components for our inventory to support our manufacturing process, including prepayments for inventory, employee-related expenditures, expenses related to data center leases, taxes, and interest payments.

Net cash used in operating activities during the three months ended September 30, 2026 mostly consisted of $1,594.2 million net income adjusted for certain non-cash items, such as $100.2 million of stock-based compensation expense, $14.2 million of inventory valuation adjustment write-downs, $15.0 million of depreciation and amortization expense, and changes in working capital. The decrease in cash used in operating activities during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, was due to an increase in customer payments, partially offset by an increase in inventory purchases.

Investing Activities

The changes in cash flows from investing activities primarily relate to our investments in capital assets including property, plant, and equipment, to support the growth in business and purchases and sales of our investments in marketable securities and other instruments.

Net cash used in investing activities during the three months ended September 30, 2026 mostly consisted of $41.6 million of purchases of property, plant, and equipment as we continued to invest in real estate, servers, data centers, and network infrastructure, as well as investments made in equity securities of $5.0 million. The increase in cash used in investing activities during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, was mostly due to an increase in purchases of property, plant, and equipment.

Financing Activities

The changes in cash flows from financing activities primarily relate to borrowings and repayments related to our debt instruments, issuance of other financing or equity instruments, stock repurchases, dividend payments, and net proceeds related to employee stock programs.

Net cash used in financing activities during the three months ended September 30, 2026 mostly consisted of net repayment from lines of credit and term loans of $81.9 million, as well as dividends paid related to our Mandatory Convertible Preferred Stock of $63.7 million. These payments were partially offset by proceeds related to our Receivables Purchase Agreement, net of $43.4 million. The increase in cash used in financing activities during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, was mostly due to this increase in repayment of our lines of credit and term loans.

SMCI | Q1 2027 Form 10-Q | 49

Material Cash Requirements

Refer to Note 8, “Lines of Credit, Revolving Credit Facilities, and Term Loans”, in the notes to the condensed consolidated financial statements in this Quarterly Report for further information on our outstanding debt.

Refer to Note 9, “Convertible Notes”, in the notes to the condensed consolidated financial statements in this Quarterly Report for further information on the 2029 Convertible Notes, the 2028 Convertible Notes, and the 2030 Convertible Notes.

Refer to Note 13, “Stockholders’ Equity”, in the notes to the condensed consolidated financial statements in this Quarterly Report for further information on our equity offerings, including our Mandatory Convertible Preferred Stock, common stock offering, and the at-the-market equity offering program.

Capital Expenditure Requirements

We anticipate our total capital expenditures for the remainder of fiscal year 2027 will be in the range of $330.0 million to $350.0 million, primarily relating to costs associated with our global manufacturing capabilities, including tooling for new products, new IT investments, and facilities upgrades and expansion. We will also continue to evaluate new business opportunities and new markets. As a result, our future growth within the existing business or new opportunities and markets may dictate the need for additional facilities and capital expenditures to support that growth. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on net sales growth, productivity, expenses, service levels and customer retention).

Our future capital requirements will depend on a variety of factors, including our growth rate, the timing and scale of investments to support product development, the expansion of sales and marketing efforts, the launch of new and enhanced software and services offerings, and continued investments in our office facilities and IT system infrastructure.

Material Contractual Obligations

Our estimated future obligations as of September 30, 2026, include both current and long-term obligations. For our long-term debt, as noted in Note 8, “Lines of Credit, Revolving Credit Facilities, and Term Loans” in the notes to the condensed consolidated financial statements, we have a current obligation of $1,962.7 million and a long-term obligation of $2,014.4 million. Additionally, as noted in Note 9, “Convertible Notes” in the notes to the condensed consolidated financial statements, we have a convertible debt obligation of $4,725.0 million. Under our operating leases, as noted in Note 10, “Leases” in the notes to the condensed consolidated financial statements, we have a current obligation of $43.0 million and a long-term obligation of $489.6 million. As noted in Note 15, “Commitments and Contingencies”, in the notes to the condensed consolidated financial statements, we have current obligations related to non-cancelable purchase commitments of $33.3 billion.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our condensed consolidated financial statements, see Note 1, “Organization and Summary of Significant Accounting Policies”, in our notes to the condensed consolidated financial statements in this Quarterly Report.

SMCI | Q1 2027 Form 10-Q | 50

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Investment and Interest Rate Risk

We are exposed to interest rate risk related to our fixed-rate investment portfolio and outstanding debt.

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing the risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in money market funds and certificates of deposit. Since our results of operations are not dependent on investments, the risk associated with fluctuating interest rates is limited to our investment portfolio, and we believe that a 10% change in interest rates would not have a significant impact on our results of operations. As of September 30, 2026, our investments were in money market funds and certificates of deposits.

We are exposed to changes in interest rates as a result of our borrowings under our term loans and revolving lines of credit. The interest rates for the term loans and the revolving lines of credit ranged from 1.3% to 5.8% at September 30, 2026 and 1.3% to 5.7% at June 30, 2026. Based on the outstanding principal indebtedness of $3,977.1 million under our credit facilities as of September 30, 2026, we believe that a 10% change in interest rates would not have a significant impact on the results of operations.

Foreign Exchange Rate Risk

We consider our direct exposure to foreign exchange rate fluctuations to be minimal as substantially all of our sales and purchases are denominated in United States dollars. To date, our international customer and supplier agreements have been denominated primarily in U.S. dollars and accordingly, we have limited exposure to foreign currency exchange rate fluctuations from customer agreements. The functional currency of our subsidiaries including in the Netherlands, Taiwan and Malaysia is the U.S. dollar. However, certain loans and transactions in these entities are denominated in a currency other than the U.S. dollar, and thus we are subject to foreign currency exchange rate fluctuations associated with re-measurement to U.S. dollars. Such fluctuations have not been significant historically, and a 10% change in foreign currency exchange rates would not have a significant impact on the results of operations. Gains or losses from foreign currency remeasurement are included in other expense, net in our condensed consolidated statements of operations.

SMCI | Q1 2027 Form 10-Q | 51

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

(a) Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2026. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that their objectives are met. Because of the inherent limitations in all control systems, no evaluation of disclosure controls and procedures can provide absolute assurance that all disclosure control issues, if any, have been detected. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2026 due to the material weakness in our internal control over financial reporting, described below, that were previously identified in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026 filed on August 31, 2026. Notwithstanding the identified material weakness, management believes and has concluded that the condensed consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.

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

As previously reported in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026, the material weakness identified in internal control over financial reporting related to our information technology general controls ("ITGC") for certain systems that support some of the financial reporting processes did not operate for a sufficient period of time, and we did not perform controls in a consistent and timely manner to monitor user access to certain financial applications, system infrastructure and programs, remains unremediated as of September 30, 2026.

The above material weakness could have increased the risk of unauthorized access to certain information technology systems that support our financial reporting processes, manipulation of data that we use to produce our financial statements, and/or lack of complete and accurate information, which could lead to financial misstatements and affect our ability to report our information on a timely basis.

Notwithstanding the material weakness in internal control over financial reporting described above, management believes and has concluded that the condensed consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.

SMCI | Q1 2027 Form 10-Q | 52

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

(d) Remediation Plan and Status

We have identified and implemented specific actions intended to improve the effectiveness of our internal control over financial reporting and disclosure controls and procedures and will continue to do so until the remediation of the material weakness identified above is complete, and we are able to conclude that both our internal control over financial reporting and our disclosure controls and procedures are effective. During the quarter ended September 30, 2026, we made significant progress related to our remediation efforts and began to implement additional changes designed to improve our internal controls over financial reporting and to remediate the material weakness, including, but not limited to:

•We have continued to evaluate and review our overall IT architecture, including the composition, appropriateness and upgrades required to our IT organization and applications, to ensure that all applications and systems that are key to the completeness and accuracy of our financial reporting processes continue to be appropriately identified as part of the population over which we design and maintain ITGCs. Additionally, we implemented enhancements, to centralize the process governing our development and acquisition of IT applications, including establishing stronger governance policies and protocols, user access reviews and change management restrictions;
•We also redesigned our quarterly firewall reviews and emergency access protocols and continue to make targeted improvements to our governance and security policies incorporating more preventative controls, to be supplemented by a continuous monitoring review; and
•We implemented additional controls to further enhance monitoring and appropriate access to our systems.

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

While we have made significant progress to enhance our internal control over financial reporting, we are still in the process of implementing certain additional processes, procedures and controls. We will require additional time to complete testing and to assess and ensure the long-term sustainability of these procedures. We believe the controls either implemented or in the process of being implemented will be effective in remediating the material weakness described above, and we will continue to devote significant time and attention to these remedial efforts. However, the material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded after completion of appropriate testing that these controls are operating effectively.

(e) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

However, as noted above, we will continue implementing changes to our internal control over financial reporting to address the material weakness described above.

PART II: OTHER INFORMATION

SMCI | Q1 2027 Form 10-Q | 53

Item 1.    Legal Proceedings

The information required by this item is incorporated herein by reference to the information set forth in Note 15, “Commitments and Contingencies” in the notes to the condensed consolidated financial statements included in this Quarterly Report.

Due to the inherent uncertainties of legal proceedings, we cannot predict the outcome of these proceedings at this time, and we can give no assurance that they will not have a material adverse effect on our financial position or results of operations.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026, which are incorporated herein by reference, and which could adversely affect our business, financial conditions, and future results. There have been no material changes from the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the three months ended September 30, 2026, we did not repurchase shares of our common stock.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

SMCI | Q1 2027 Form 10-Q | 54

Item 5.    Other Information

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2026, the following executive officer (as defined in Rule 16a-1(f) under the Exchange Act) of ours adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Name	Action	Adoption/Termination Date	Trading Arrangement		Total Shares of Common Stock to be Sold(3)	Expiration Date(4)
			Rule 10b5-1(1)	Non-Rule 10b5-1(2)
David Weigand (Senior Vice President, Former Chief Financial Officer)	Adoption	August 28, 2026	X		60,000	April 1, 2027
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

SMCI | Q1 2027 Form 10-Q | 55

Item 6.     Exhibits

(a) Exhibits.

Exhibit Number	Description
10.1
Amended and Restated Certificate of Incorporation of Super Micro Computer, Inc. as amended by the Certificate of Amendment to Amended and Restated Certificate of Incorporation of Super Micro Computer, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026, filed with the Securities and Exchange Commission on August 31, 2026)

10.2
Amended and Restated Bylaws of Super Micro Computer, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026, filed with the Securities and Exchange Commission on August 31, 2026)

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

SMCI | Q1 2027 Form 10-Q | 56

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPER MICRO COMPUTER, INC.

Date:	November 5, 2026	/s/ CHARLES LIANG
Charles Liang President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date:	November 5, 2026	/s/ MARK LONG
Mark Long Senior Vice President, Chief Financial Officer (Principal Financial Officer)

Date:	November 5, 2026	/s/ KENNETH CHEUNG
Kenneth Cheung Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)
SMCI | Q1 2027 Form 10-Q | 57